Form 10-Q
period 1996-03-31
CROSSMANN COMMUNITIES INC
filed 1996-05-15
CIK 911644

Securities and Exchange Commission
                            Washington D.C.  20549

                                  FORM 10-Q

[  X  ]    Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934 For the Period           Ended March 31, 1996.

[      ]  Transition Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange  Act  of  1934  For  the                       Transition Period From
- - -_______________ to ________________.

Commission file number  0-22562

                        CROSSMANN COMMUNITIES, INC.

                    INDIANA                    35-1880120
           (State of incorporation)     (I.R.S. Identification No.)

                   9202 NORTH MERIDIAN STREET
                   INDIANAPOLIS, IN                      46260
          (Address of principal executive offices)     (Zip Code)


                             (317) 843-9514
                           (Telephone number)

            Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days:
Yes   X  No




          There were 6,105,708 Common shares outstanding as of May 13, 1996.

                         CROSSMANN COMMUNITIES, INC.
                                  FORM 10-Q

                                    INDEX

Part I. Financial Information.

     Item 1.     Financial Statements.

                  Consolidated balance sheets as of March 31, 1996 (unaudited) and December 31, 1995.

                  Consolidated unaudited statements of income for the three months ended March 31, 1996 and 1995.

                  Consolidated unaudited statements of cash flows for the three months ended March 31, 1996 and 1995.

                  Notes to consolidated unaudited financial statements for the three months ended March 31, 1996 and 1995.

      Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.


Part II. Other Information

     Item 1.     Legal Proceedings.

     Item 2.     Changes in Securities

     Item 3.     Defaults upon Senior Securities

     Item 4.     Submission of Matters to a Vote of Security Holders.

     Item 5.     Other Information.

     Item 6.     Exhibits and Reports on Form 8-K.


Signatures.

                       PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements



                           CROSSMANN COMMUNITIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS





                                             March 31, 1996    December 31, 1995
                                                  (unaudited)
                                             ----------------

 ASSETS
  Cash and cash equivalents                                    $        5,232,950
  Retainages                                 $      1,191,850             604,973
  Real estate inventories                          76,381,935          69,682,696
  Furniture and equipment, net                      2,647,685           1,310,259
  Investments in joint ventures                     1,402,950           1,172,289
  Goodwill, net                                     2,858,299           2,898,722
  Other assets                                      3,318,898           3,052,587
                                             ----------------  ------------------
 Total assets                                $     87,801,617  $       83,954,476
                                             ================  ==================


Liabilities and shareholders' equity
  Accounts payable                           $      9,791,830  $       10,304,193
  Accrued expenses and other liabilities            4,488,286           3,966,255
  Notes payable                                    27,908,941          25,472,321
                                             ----------------  ------------------
Total liabilities                                  42,189,057          39,742,769

Shareholders' equity:
  Common shares                                    24,059,879          24,028,879
  Retained earnings                                21,552,681          20,182,828
                                             ----------------  ------------------
Total shareholders' equity                         45,612,560          44,211,707
                                             ----------------  ------------------
 Total liabilities and shareholders' equity  $     87,801,617  $       83,954,476
- - -------------------------------------------  ================  ==================



See accompanying notes.





                                           CROSSMANN COMMUNITIES, INC.
                                                 AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                     THREE MONTHS ENDED MARCH 31,   THREE MONTHS ENDED MARCH 31,
                                                                              1996                           1995
                                                      -----------------------------  -----------------------------
Sales of residential real estate                                        37,568,566                     24,660,150
Cost of residential real estate sold                                    30,036,068                     19,730,097
                                                      -----------------------------  -----------------------------
 Gross profit                                                            7,532,498                      4,930,053

Selling, general and administrative                                      5,112,291                      3,478,159
                                                      -----------------------------  -----------------------------
Income from operations                                                   2,420,207                      1,451,894

Other income, net                                                          234,938                        118,156
Interest expense                                                          (208,003)                       (57,938)
                                                      -----------------------------  -----------------------------
                                                                            26,935                         60,218
                                                      -----------------------------  -----------------------------

Income before income taxes                                               2,447,142                      1,512,112
Income taxes                                                             1,077,289                        612,030
                                                      -----------------------------  -----------------------------
 Net income                                                              1,369,853                        900,082
                                                      =============================  =============================

Weighted average number of common shares outstanding                     6,087,825                      6,070,000
                                                      =============================  =============================

 Net income per common share                                                  0.23                           0.15
- - ----------------------------------------------------  =============================  =============================


See accompanying notes.




                                               CROSSMANN COMMUNITIES, INC.
                                                     AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                  Three Months Ended March 31, 1996    Three Months Ended March 31, 1995
                                                  -----------------------------------  -----------------------------------
 Operating activities:
Net Income                                        $                        1,369,853   $                          900,082
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
    Depreciation                                                             166,388                               83,858
    Amortization                                                              40,423                               40,423
    Gain on sale of equipment                                                 (3,880)
    Cash provided (used) by changes in:
      Retainages                                                            (586,877)                            (211,628)
      Real estate inventories                                             (6,699,239)                          (2,567,173)
      Amounts due from related parties                                         1,371
      Other assets                                                          (267,682)                            (369,779)
      Accounts payable                                                      (510,798)                             193,332
      Amounts due to related parties                                             210                                  300
      Accrued expenses and other liabilities                                 520,256                              838,670
Net cash used by operating activities                                     (5,969,975)                          (1,091,915)

Investing activities:

Purchases of furniture and equipment                                      (1,506,934)                            (534,287)
Proceeds from disposition of furniture and                                     7,000
equipment
Investments in joint ventures                                               (230,661)                              21,050
Net cash used by investing activities                                     (1,730,595)                            (513,237)

Financing activities:
Proceeds from bank borrowings                                              7,360,000                            1,716,375
Principal payments on bank borrowings                                     (4,670,000)
Payments on notes and long-term debt                                        (253,380)                             111,223
Proceeds from sale of common shares                                           31,000
Net cash provided by financing activities                                  2,467,620                            1,605,152

Net increase (decrease) in cash and cash                                  (5,232,950)
equivalents
Cash and cash equivalents at beginning of period                           5,232,950
    Cash and cash equivalents at end of period    $                                    $
- - ------------------------------------------------  -----------------------------------  -----------------------------------

See accompanying notes.

CROSSMANN COMMUNITIES, INC.
Notes to Unaudited Consolidated Financial Statements


BASIS OF PRESENTATION

Crossmann Communities, Inc. (the "Company") is engaged primarily in the development, construction, marketing and sale of new single-family homes for first time and first move-up buyers. The Company also acquires and develops land for construction of such homes and originates mortgage loans for the buyers. The Company operates in Indianapolis, Ft. Wayne, and Lafayette, Indiana; Cincinnati, Columbus, and Dayton, Ohio; and Louisville, Kentucky.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial statements have been included.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which is effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The Company's business and the homebuilding industry in general are subject to changes in economic conditions, including, but not limited to, employment levels, interest rates, the availability of credit, and consumer confidence. The Company's success over the past several years has been influenced by a variety of factors including favorable economic conditions in its principal markets, the availability of capital for expansion, and low interest rates. To the extent these conditions do not continue, the Company's operating results may be adversely affected.

The Company's business is subject to weather-related seasonal factors that can affect quarter-to-quarter results of operations. The number of sales contracts signed tends to be higher during the first four months of the year, creating a backlog that declines during the second half of the year. A home is included in "backlog" upon execution of a sales contract by the customer, and sales and cost of sales are recognized when the title is transferred and the home is delivered to the buyer at "closing." Adverse weather conditions during the first and second quarters of the year usually restricts site development work, and construction limitations generally result in fewer closings during this period. (The Company attempts to mitigate the effect of winter weather by building an inventory of foundations during the fall.) Results of operation during the first half of the year may reflect increased costs associated with adverse weather.


THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995

Results of Operation
Sales for the three months ended March 31, 1996 increased approximately $12.9 million, or 52%, over the same period in 1995. This increase reflects more homes closed (354 homes in 1996 as compared to 234 in 1995) and higher selling prices ($106,126 per home for the period in 1996 as compared to approximately $105,385 in 1995). Management attributes this increase in unit closings principally to the contribution of closings by the Company's new markets, Ft. Wayne, Cincinnati, and Southern Indiana.

Gross profits increased approximately $2.6 million for the three months ended March 31, 1996, over the same period the year before. Gross profits as a percentage of sales increased from 19.99% in 1995 to 20.05% in 1996. Due to higher prevailing home mortgage rates in the last part of 1994, the Company contributed more toward the points and closing costs of a new home buyer in first quarter 1995 than in the corresponding period in 1996.

Selling, general and administrative expenses increased $1.6 million during the three months ended March 31, 1996 compared to the same period in 1995, due in part to sales commissions on the higher sales and increased overhead related to the Company's new markets. Selling, general and administrative expenses declined as a percentage of sales, from 14.1% to 13.6%.

Other income decreased $33,283 for the three months ended March 31, 1996 compared to the same period the year before. Earnings from land development joint ventures were higher during the first quarter of 1996, offset by higher interest expense during the first quarter of 1996 due to higher inventory levels.

Income before income taxes for the three months ended March 31, 1996 increased $935,025, from $1.5 million in 1995 to more than $2.4 million in 1996, an increase of approximately 62%. Income before income taxes as a percentage of sales increased to 6.5% of sales in 1996 compared to 6.1% in 1995. This increase is due principally to increased sales volume with stable selling, general, and administrative expenses.

Net income was $469,771 higher for the first quarter of 1996 than for the first quarter of 1995, an increase of 52.2%. As a percentage of sales, net income was 3.65% in 1996 which is unchanged from the same period in 1995.

Backlog
The Company generally builds only upon the execution of a sales contract by a customer and after approval of financing, although it also builds a limited number of homes on speculation. The standard sales contract used by the Company provides for an earnest money deposit of $1,000. The contract usually includes a termination provision under which the earnest money is refunded in the event that mortgage financing is not available on terms specified in the contract, and may include other contingencies. Cancellations by buyers with approved financing occur infrequently.

Sales backlog at March 31, 1996 was 1,313 homes with an aggregate sales value of approximately $139.3 million, compared to 815 homes with an aggregate sales value of approximately $85.2 million at March 31, 1995, an increase of over 61%. This increase reflects a higher year-end backlog (757 at December 31, 1995 compared to 345 at December 31, 1994) and strong sales in the first quarter of 1996 (910 new contracts written in the first quarter of 1996 compared to 704 in 1995, an increase of 29%). Management attributes the strong sales improvement to the fact that it offers homes in more markets in 1996, but also to an aggressive marketing campaign undertaken during the first quarter of 1996.

Changes in Financial Position
Income from operations and new borrowings on the line of credit were used primarily to finance real estate inventories, which increased approximately $6.6 million or 9.61% from their December 31 level. The expansion in inventory during the first quarter of 1996 is a normal seasonal trend. Winter weather slows closings but does not prevent work on houses under construction from continuing; therefore, investment in inventory grows.

Retainages increased $586,877 in the first quarter, or 97%. This increase is also seasonal. Mortgage companies retain escrows for the completion of exterior landscape items. As weather permits, yards will be completed and retainages will be released to the Company during the second and third quarters of the year.

Furniture and equipment increased approximately $1.3 million dollars or 102%. The increase is principally attributable to the purchase of an aircraft for use in the management of the Company. Crossmann purchased a 1982 King Air B200 for $1.295 million . The Company formed a wholly-owned subsidiary,
Deluxe Aviation, Inc., to hold and manage the aircraft, which will be available for outside charter when it is not being used by the Company for company business.


Notes payable increased approximately $2.4 million during the first quarter of 1996 as the line of credit was employed to increase inventories.

Capital Resources and Liquidity
On December 22, 1995, the Company issued senior notes pari passu with its senior bank facility, in the amount of $25 million, to be repaid over nine years at a fixed interest rate of 7.625%. With the note proceeds, the Company repaid the subordinated notes to shareholders in full and repaid the entire balance outstanding on the line of credit with the banks. At December 31, the Company had excess cash and investments of approximately $5.2 million.

The new note agreement requires compliance with certain financial and operating covenants and places certain limitations on the Company's investments in land and in unconsolidated joint ventures. It also limits payments of cash dividends by the Company.

Concurrent with the issuance of the notes, the Company also renegotiated its credit agreement with Bank One, Indianapolis N.A. to permit the issuance of the notes, streamline the covenants, and to extend the maturity of the banks' credit agreement to March 31, 1998. To finance inventory expansion during the first quarter, the Company used its cash reserves and, at March 31, 1996, had drawn funds on its senior bank line of credit in the amount of $2,690,000.


The Company's financing needs depend on land acquisition, inventory turnover and sales volume. Historically, the Company has financed operations with the retention of earnings and borrowings from financial institutions. Management believes future financing needs will be funded by internally generated capital, funds available under the existing credit arrangement, and additional financing to be negotiated.


FUTURE TRENDS

On April 29, 1996, the Company closed on an asset purchase of substantially all the assets of Tom Peebles Builders, Inc., ("Peebles") a Dayton homebuilder. Peebles' assets consist principally of land, model homes, and houses under construction and were acquired for approximately $4 million. Thomas H. Peebles, president and sole shareholder of Peebles has entered into a 5-year employment agreement with the Company. The Company intends to hire all the employees of the company and assume its rights and obligations under purchase agreements with 50 Peebles' customers and in two land development joint ventures. The acquisition adds approximately 450 lots to Crossmann's lot inventory in Dayton. The transaction is not material in relation to the Company's assets, sales, or income.


















                          PART II. OTHER INFORMATION

The following items for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related explanations or are inapplicable and therefore have been omitted:

Item 1. Legal Proceedings.
Item 2. Changes in Securities.
Item 3. Defaults Upon Senior Securities.
Item 4. Submissions of Matters to a Vote of Security Holders.
Item 5. Other Information.
Item 6. Exhibits and Reports on Form 8-K



(a)  Exhibits


Exhibit
Number   Description of Exhibit
- - -------  ---------------------------------------------------------------------------------------------------------------
3.1      Amended and restated Articles of Incorporation of Crossmann Communities, Inc.  (Incorporated by reference to
         Exhibit 3.1 to Form S-1 Registration Statement No. 33-68396.)
3.2      Bylaws of Crossmann Communities, Inc. (Incorporated by reference to Exhibit 3.2 to Form S-1 Registration
         Statement No. 33-68396.)
4.1      Specimen Share Certificate for Common Shares.  (Incorporated by reference to Exhibit 2.9 to Form S-1
         Registration Statement No. 33-68396.)
10.1     Tax Indemnification Agreement dated September 1, 1993, among Crossmann Communities, Inc., John B.
         Scheumann and Richard H. Crosser, as sole trustee of the Richard H.
         Crosser Living Trust.  (Incorporated by reference to Exhibit 10.1 to Form S-1 Registration Statement No. 33-
                                                                                                                 68396.)
10.2     1993 Outside Director Stock Option Plan.  (Incorporated by reference to Exhibit 10.2 to Form S-1 Registration
         Statement No. 33-68396.)
10.3     1993 Employee Stock Option Plan.  (Incorporated by reference to Exhibit 10.3 to Form S-1 Registration
         Statement No. 33-68396.)
10.10    Share Purchase Agreement, dated October 7, 1993, by and among John B. Scheumann, Richard H. Crosser and
         Crossmann Communities, Inc.  (Incorporated by reference to Exhibit
         10.10 to Form S-1 Registration Statement No. 33-68396.)
10.37    Note Agreement dated as of December 19, 1995, $25,000,000 7.625% Senior Notes due December 9, 2004, by
         Crossmann Communities, Inc., et al. (Incorporated by reference to Exhibit 10.37 to From 10-K dated March 18,
                                                                                                                  1996.)
10.38    7.625% Senior Note due December 19, 2004, issued to Combined Insurance Company by Crossmann
         Communities, Inc., et al.  (Incorporated by reference to Exhibit 10.38 to Form 10-K dated March 18, 1996.)
10.39    7.625% Senior Note due December 19, 2004, issued to Minnesota Mutual Life Insurance company by
         Crossmann Communities, Inc., et al.  (Incorporated by reference to Exhibit 10.39 to Form 10-K dated March 18,
                                                                                                                  1996.)
10.40    Amended and Restated Credit Agreement, dated December 22, 1995, by and between Crossmann Communities,
         Inc., et al. and Bank One, Indianapolis N.A. (Incorporated by reference to Exhibit 10.40 to Form 10-K dated
         March 18, 1996.)
10.41    Asset Purchase Agreement, dated April 26, 1996, by and among Crossmann Communities, Inc., Crossmann
         Communities of Ohio, Inc., Tom Peebles Builders, Inc., and Thomas H. Peebles.
10.42    Employment contract dated April 26, 1996, by and among Crossmann Communities Inc., Crossmann
         Communities of Ohio, Inc., and Thomas H. Peebles.
11.1     Computation of Per Share Net Income for the quarter ended March 31, 1996.
19.1     Lease by and between Pinnacle Properties LLC ("Landlord") and Crossmann Communities, Inc. (Tenant"), 9202
         North Meridian Street, Suite 300, Indianapolis, Indiana 46260, executed April 18, 1994.  (Incorporated by reference to Exhibit 19.1 to Form 10-Q dated August 12, 1994.)
21.1     Subsidiaries of the registrant.  (Incorporated by reference to Exhibit 21.1 to Form S-1 Registration Statement
         No. 33-68396.)
27.1     Financial Data Schedule for the quarter ended March 31, 1996.




(b  Reports on Form 8-K.
          No Reports on Form 8-K were filed during the quarter for which this report is filed.





                                  SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





CROSSMANN COMMUNITIES, INC.



_____________________________________
Jennifer A. Holihen
Director; Chief Financial Officer;
Treasurer; Secretary
(Principal Financial and Accounting Officer)





Dated:  May 13, 1996