Form 10-Q
period 1996-06-30
CROSSMANN COMMUNITIES INC
filed 1996-08-14
CIK 911644

Securities and Exchange Commission
                            Washington D.C.  20549

                                  FORM 10-Q

[  X  ]    Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange  Act  of  1934  For  the  Period Ended June  30, 1996.

[      ]  Transition Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange  Act  of  1934  For  the                       Transition Period From
- -_______________  to  ________________.

Commission  file  number    0-22562



     CROSSMANN  COMMUNITIES,  INC.



Indiana                                                   35-1880120
- ---------------------------------------  ---------------------------
(State of Incorporation)                 (I.R.S. Identification No.)

9202 North Meridian Street
Indianapolis, IN                                               46260
- ---------------------------------------  ---------------------------
(Addres of principal executive offices)                   (Zip Code)

(317)843-9514
- ---------------------------------------
(Telephone Number)




Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15 (d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days:  Yes   X  No




There  were  6,105,708  Common  shares  outstanding  as  of  August  13, 1996.

                         CROSSMANN COMMUNITIES, INC.
                                  FORM 10-Q

                                    INDEX

Part  I.  Financial  Information.

      Item  1.  Financial  Statements.

          Consolidated balance sheets as of June 30, 1996 (unaudited) and December 31, 1995.

          Consolidated unaudited statements of income for the three months ended June 30, 1996 and 1995, and six months ended
          June 30, 1996 and 1995.

          Consolidated unaudited statements of cash flows for the six months ended June 30, 1996 and 1995.

          Notes to consolidated unaudited financial statements for the six months ended June 30, 1996 and 1995.

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


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


Signatures.

                       PART I.  FINANCIAL INFORMATION.

Item  1.    Financial  Statements




                          CROSSMANN COMMUNITIES, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS




                                            June 30, 1996    December 31, 1995

                                                (unaudited)
                                            ---------------
ASSETS
  Cash and cash equivalents                 $                $        5,232,950
  Retainages                                      1,672,820             604,973
  Real estate inventories                        92,310,657          69,682,696
  Furniture and equipment, net                    2,920,299           1,310,259
  Investments in joint ventures                   1,779,988           1,172,289
  Goodwill, net                                   3,020,496           2,898,722
  Other assets                                    4,400,717           3,052,587
                                            ---------------  ------------------
Total assets                                $   106,104,977  $       83,954,476
                                            ===============  ==================


Liabilities and shareholders' equity
  Accounts payable                          $    17,485,483  $       10,304,193
  Accrued expenses and other liabilities          5,049,344           3,966,255
  Notes payable                                  35,333,878          25,472,321
                                            ---------------  ------------------
Total liabilities                                57,868,705          39,742,769

Shareholders' equity:
  Common shares                                  24,059,879          24,028,879
  Retained earnings                              24,176,393          20,182,828
                                            ---------------  ------------------
Total shareholders' equity                       48,236,272          44,211,707
                                            ---------------  ------------------
Total liabilities and shareholders' equity  $   106,104,977  $       83,954,476
                                            ===============  ==================

See  accompanying  notes.




CROSSMANN  COMMUNITIES,  INC.
AND  SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF  INCOME  (UNAUDITED)



                                      THREE MONTHS                SIX MONTHS
                                      ENDED JUNE 30,              ENDED JUNE 30,


                                             1996          1995          1996          1995
                                      ------------  ------------  ------------  ------------

Sales of residential real estate      $45,240,555   $37,747,174   $82,809,121   $62,407,324
Cost of residential real estate sold   35,809,354    30,078,060    65,845,422    49,808,157
                                      ------------  ------------  ------------  ------------
Gross profit                            9,431,201     7,669,114    16,963,699    12,599,167

Selling, general and administrative     5,235,159     4,007,946    10,347,450     7,486,105
                                      ------------  ------------  ------------  ------------
Income from operations                  4,196,042     3,661,168     6,616,249     5,113,062

Other income, net                         189,499        87,164       424,437       205,320
Interest expense                         (172,268)     (142,773)     (380,271)     (200,711)
                                      ------------  ------------  ------------  ------------
                                           17,231       (55,609)       44,166         4,609
                                      ------------  ------------  ------------  ------------

Income before income taxes              4,213,273     3,605,559     6,660,415     5,117,671
Income taxes                            1,589,561     1,448,804     2,666,850     2,060,834
                                      ------------  ------------  ------------  ------------
Net income                            $ 2,623,712   $ 2,156,755   $ 3,993,565   $ 3,056,837
                                      ============  ============  ============  ============

Weighted average number of common       6,102,122     6,070,000     6,094,110     6,070,000
 shares outstanding

Net income per common share                   .43           .36           .66           .50
                                      ============  ============  ============  ============


See  accompanying  notes.






                                  CROSSMANN COMMUNITIES, INC.
                                        AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                      SIX MONTHS ENDED JUNE 30,
                                                      ---------------------------

                                                                            1996           1995
                                                      ---------------------------  -------------
Operating activities:
Net Income                                            $                3,993,565   $  3,056,837
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
    Depreciation                                                         248,919        154,288
    Amortization                                                        (121,774)        80,848
    Gain on sale of equipment                                             (3,880)
    Cash provided (used) by changes in:
      Retainages                                                      (1,067,847)      (244,178)
      Real estate inventories                                        (22,627,961)   (11,747,132)
      Amounts due from related parties                                  (213,778)
      Other assets                                                    (1,134,352)      (512,495)
      Accounts payable                                                 7,182,855      2,553,972
      Amounts due to related parties                                       1,410
      Accrued expenses and other liabilities                           1,080,114      1,381,928
                                                      ---------------------------  -------------
Net cash used by operating activities                                (12,662,729)    (5,275,932)

Investing activities:

Purchases of furniture and equipment                                  (1,862,079)      (610,184)
Proceeds from disposition of furniture and equipment                       7,000
Investments in joint ventures                                           (607,699)      (400,169)
                                                      ---------------------------  -------------
Net cash used by investing activities                                 (2,462,778)    (1,010,353)

Financing activities:
Proceeds from bank borrowings                                         34,250,000     31,851,810
Principal payments on bank borrowings                                (24,517,223)   (25,565,525)
Payments on notes and long-term debt                                     128,780
Proceeds from sale of common shares                                       31,000
                                                      ---------------------------
Net cash provided by financing activities                              9,892,557      6,286,285
                                                      ---------------------------  -------------

Net increase (decrease) in cash and cash equivalents                  (5,232,950)
Cash and cash equivalents at beginning of period                       5,232,950
                                                      ---------------------------
Cash and cash equivalents at end of period            $                            $
                                                      ===========================  =============

See  accompanying  notes.



CROSSMANN  COMMUNITIES,  INC.  AND  SUBSIDIARIES

NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS


BASIS  OF  PRESENTATION

Crossmann Communities, Inc. ("Crosmann" or the "Company") is engaged primarily in the development, construction, marketing and sale of new single-family homes for first time and first move-up buyers. The Company also acquires and develops land for construction of such homes and originates mortgage loans for the buyers. The Company operates in Indianapolis, Ft. Wayne, and Lafayette, Indiana; Cincinnati, Columbus, and Dayton, Ohio; and Louisville, Kentucky.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal, recurring adjustments) considered necessary to present fairly the consolidated financial statements have been included.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company's business is subject to weather-related seasonal factors that can affect quarter-to-quarter results of operations. The number of sales contracts signed tends to be higher during the first four months of the year, creating a backlog that declines during the second half of the year. A home is included in "backlog" upon execution of a sales contract by the customer, and sales and cost of sales are recognized when the title is transferred and the home is delivered to the buyer at "closing." Adverse weather conditions during the first and second quarters of the year usually restrict site development work, and construction limitations generally result in fewer closings during this period. (The Company attempts to mitigate the effect of winter weather by building an inventory of foundations during the fall.) Results of operation during the first half of the year may reflect increased costs associated with adverse weather.

In January 1996, Crossmann began marketing homes in Dayton, Ohio. In January 1996 Crossmann also began marketing new homes in several cities in southern Indiana from its new office in Columbus, Indiana. In April, Crossmann began marketing new homes is Louisville, Kentucky.

On April 26, 1996, the Company closed on an asset purchase of substantially all the assets of Tom Peebles Builders, Inc., ("Peebles") a Dayton homebuilder. Peebles' assets consist principally of land, model homes, and houses under construction and were acquired for approximately $4 million. The Company hired substantially all the employees of Peebles and assumed its rights and obligations under purchase agreements with 50 Peebles' customers
and  in  two  land  development  joint  ventures.    The  acquisition  added
approximately  450  lots  to  Crossmann's  lot  inventory  in  Dayton.    The
transaction was not material in relation to the Company's assets, sales, or income.

THREE  MONTHS  ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1995

Results  of  Operations
Sales for the three months ended June 30, 1996 increased approximately $7.5 million, or 19.85%, over the same period in 1995. This increase reflects more homes closed (411 homes in 1996 as compared to 347 in 1995) and higher selling prices ($110,000 per home for the period in 1996 as compared to approximately $108,800 in 1995). Management attributes the increase in unit closings principally to higher closings in Columbus and Cincinnati, Ohio and to
closings  generated  in    new  markets  Dayton,  Ohio  and Southern Indiana.
Increased Ohio production also causes a higher average selling price, since homes sold by the Company in Ohio more frequently have basements (as a result a higher selling price) than homes sold in Indiana.

Gross profit increased approximately $1.8 million for the three months ended June 30, 1996, over the same period the year before. Gross profit as a percentage of sales increased to 20.85% in 1996 from 20.32% in 1995. This variation in gross profit is due principally to a greater proportion of homes built on Crossmann's internally developed lots, and a higher capture rate for Crossmann Mortgage Corp.

Selling, general and administrative expenses increased $1.2 million during the three months ended June 30, 1996 compared to the same period in 1995, due in part to sales commissions on the higher sales and increased overhead related to the Company's new markets. Selling, general and administrative expenses increased as a percentage of sales, from 10.62% to 11.57%.

Other income increased $102,335 for the three months ended June 30, 1996 compared to the same period the year before. Although interest expense was greater during the three month period ended June 30, 1996 as compared to the same period in 1995, due to higher inventory levels, the increase was offset by higher earnings from land development joint ventures during the three month period ended June 30, 1996 compared to the same period ended 1995.

Income before income taxes for the three months ended June 30, 1996 increased $607,714, to more than $4.2 million in 1996 from $3.6 million in 1996, an increase of approximately 16.9%. This increase is due principally to increased sales volume with partly fixed selling, general, and administrative expenses. Income before income taxes as a percentage of sales decreased to 9.31% of sales in 1996 compared to 9.55% in 1995.

Net income was $466,957 higher for the second quarter of 1996 than for the second quarter of 1995, an increase of 21.7%. As a percentage of sales, net income was 5.80% in 1996 compared to 5.71% for the same period in 1995.


SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995.

Sales for the six months ended June 30, 1996 increased approximately $20.4 million, or 32.7%, over the same period in 1995. This increase reflects more homes closed (765 homes in 1996, compared to 581 in 1995) and higher selling prices (approximately $108,250 per home for the period in 1996, compared to approximately $107,400 in 1995). Management attributes both increases to the contribution of sales by the new divisions and by stronger sales in Ohio.

Gross profit increased approximately $4.4 million for the six months ended June 30, 1996, over the same period the year before. Gross profit as a percentage of sales increased to 20.5% in 1996 compared to 20.2% in 1995. This variation in gross profit is due principally to a greater proportion of homes built on Crossmann's internally developed lots, and a higher capture rate for Crossmann Mortgage Corp.

Selling, general and administrative expenses increased approximately $2.9 million during the six months ended June 30, 1996 compared to the same period in 1995, due principally to sales commissions on the higher sales volume and to higher advertising and administrative expenses associated with the Company's new divisions. Selling, general and administrative expenses as a percentage of sales increased from 12.0% in 1995 to 12.5% in 1996.

Other income increased $39,557 for the six months ended June 30, 1996, due primarily to higher income from land development joint ventures than in the same period the year before. Interest expense was higher in 1996 than in 1995 because of higher overall borrowing levels necessitated by higher investments in land and homes under construction.

Income before income taxes for the six months ended June 30, 1996 increased $1.5 million from approximately $5.1 million in 1995 to approximately $6.7 million in 1996, an increase of 30.1%. This increase is due primarily to higher gross margins. Income before income taxes as a percentage of sales
decreased    to  8.0%  of  sales  in  1996  compared  to  8.2%  in  1995.

Net income increased 30.6% , from approximately $3.1 million in the first six months of 1995 to approximately $4 million in the first half of 1996.

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

Sales backlog at June 30, 1996 was 1,481 homes with an aggregate sales value of approximately $158 million, compared to 978 homes with an aggregate sales value of approximately $102.5 million at June 30, 1995, an increase of over 51%. This increase reflects a higher year-end backlog (757 at December 31, 1995 compared to 345 at December 31, 1994) and strong sales in the first half of 1996 (1,490 new contracts written in the first half of 1996 compared to 1,214 in 1995, an increase of 22.7%). Management attributes the strong sales improvement to the fact that it offers homes in more markets in 1996, but also to an effective marketing campaign undertaken during the first quarter of 1996. Crossmann also added 50 sales through its acquisition of Peebles in April 1996.

Changes  in  Financial  Position
Income from operations and new borrowings on the line of credit were used primarily to finance real estate inventories, which increased approximately $22.6 million or 32.5% from December 31 ,1995 . The expansion in inventory during the first half of 1996 is a normal seasonal trend. Winter weather slows closings but does not prevent work on houses under construction from continuing; therefore, investment in inventory generally grows during the first half of the year.

Retainages increased $1,067,847 in the first half of the year, or 177%. This increase is also seasonal. Mortgage companies retain escrows for the completion of exterior landscape items. As weather permits, yards will be completed and retainages will be released to the Company during the second and third quarters of the year.

Furniture and equipment, net increased approximately $1.6 million dollars or 123%. The increase is principally attributable to the purchase of an aircraft for use in the management of the Company. In March, Crossmann purchased a 1982 King Air B200 for $1.295 million . The Company formed a wholly-owned subsidiary, Deluxe Aviation, Inc., to hold and manage the aircraft, which will be available for outside charter when it is not being used for company business.

Notes payable increased approximately $9.9 million during the first six months of 1996 as the line of credit was employed to increase inventories.

Capital  Resources  and  Liquidity
On December 22, 1995, the Company issued senior notes pari passu with its senior bank facility, in the amount of $25 million, to be repaid over nine years at a fixed interest rate of 7.625%. The note agreement requires compliance with certain financial and operating covenants and places certain limitations on the Company's investments in land and in unconsolidated joint
ventures.    It  also  limits  payments  of  cash  dividends by the Company.
Concurrent with the issuance of the notes, the Company also renegotiated its $40 million credit agreement with Bank One, Indianapolis N.A. to permit the issuance of the notes, streamline the covenants, and to extend the maturity of the banks' credit agreement to March 31, 1998. To finance inventory expansion during the second quarter, the Company used its available cash and, at June 30, 1996, had drawn funds on its bank line of credit in the amount of $9,732,777.

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


FUTURE  TRENDS

Record  snow  and  rain in central Indiana, Ohio and northern Kentucky in 1996
have  caused   unusual delays in scheduled land development and construction.
The Company's field personnel have met production schedules successfully thus far; nevertheless, significantly higher level s of production over normal levels are necessary for the second half of the year. Management believes most of its backlog can be closed as scheduled, but there can be no certainty in which quarter closings will occur.

Customers who qualify for mortgage loans are contractually obligated to close, regardless of weather or production delays. The Company is working closely with customers to set realistic expectations about closing dates.

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

Item  1.  Legal  Proceedings.
Item  2.  Changes  in  Securities.
Item  3.  Defaults  Upon  Senior  Securities.

Item  4.  Submissions  of  Matters  to  a  Vote  of  Security  Holders.

The Company held its annual meeting of shareholders on May 22, 1996. Present at the meeting either in person or by proxy were 5,538,076 shares of the Company's common stock, representing 91% of the total shares outstanding. At the meeting, the shareholders approved an amendment to the Company's Employee Stock Option Plan to increase the number of shares authorized for issuance thereunder from 300,000 shares to 600,000 shares. Of the shares present in person or by proxy, 5,557,843 voted for approval to this amendment. In addition, 5,534,605 of the shared present in person or by proxy voted in favor of the candidates for election to the Company's Board of Directors, and 5,628,130 of the shares present in person or by proxy voted in favor of the ratification of Deloitte & Touche, LLP as the Company's independent accountants for the year ended December 31, 1996.

Item  5.  Other  Information.
Item  6.  Exhibits  and  Reports  on  Form  8-K.



(a)  Exhibits




Exhibit  Description of Exhibit
Number

3.1      Amended and restated Articles of Incorporation of Crossmann Communities,
         Inc.  (Incorporated by reference to Exhibit 3.1 to Form S-1 Registration
         Statement No. 33-68396.)
3.2      Bylaws of Crossmann Communities, Inc. (Incorporated by reference to Exhibit
         3.2 to Form S-1 Registration Statement No. 33-68396.)
4.1      Specimen Share Certificate for Common Shares.  (Incorporated by reference to
         Exhibit 2.9 to Form S-1 Registration Statement No. 33-68396.)
10.1     Tax Indemnification Agreement dated September 1, 1993, among Crossmann
         Communities, Inc., John  B. Scheumann and Richard H. Crosser, as sole trustee of the Richard H. Crosser Living Trust.  (Incorporated by reference to Exhibit
         10.1 to Form S-1 Registration Statement No. 33-68396.)
10.2     1993 Outside Director Stock Option Plan.  (Incorporated by reference to Exhibit
         10.2 to Form S-1 Registration Statement No. 33-68396.)
10.3     1993 Employee Stock Option Plan.  (As amended as of May 22, 1996.)
10.37    Note Agreement dated as of December 19, 1995, $25,000,000 7.625% Senior
         Notes due December 9, 2004, by Crossmann Communities, Inc., et al.
         (Incorporated by reference to Exhibit 10.37 to From 10-K dated March 18,
                                                                                   1996.)
10.38    7.625% Senior Note due December 19, 2004, issued to Combined Insurance
         Company by Crossmann Communities, Inc., et al.  (Incorporated by reference to
         Exhibit 10.38 to Form 10-K dated March 18, 1996.)
10.39    7.625% Senior Note due December 19, 2004, issued to Minnesota Mutual Life
         Insurance company by Crossmann Communities, Inc., et al.  (Incorporated by
         reference to Exhibit 10.39 to Form 10-K dated March 18, 1996.)
10.40    Amended and Restated Credit Agreement, dated December 22, 1995, by and between Crossmann Communities, Inc., et al. and Bank One, Indianapolis N.A.
         (Incorporated by reference to Exhibit 10.40 to Form 10-K dated March 18,
                                                                                   1996.)
10.41    Asset Purchase Agreement, dated April 26, 1996, by and among Crossmann
         Communities, Inc., Crossmann Communities of Ohio, Inc., Tom Peebles
         Builders, Inc., and Thomas H. Peebles. (Incorporated by reference to Exhibit
         10.41 to Form 10-Q  dated May 13, 1996.)
10.42    Employment contract dated April 26, 1996, by and among Crossmann
         Communities Inc., Crossmann Communities of Ohio, Inc., and Thomas H.
         Peebles.  (Incorporated by reference to Exhibit 10.42 to Form 10-Q dated May
                                                                               13, 1996.)
11.2     Computation of Per Share Net Income for the quarter ended June 30, 1996.
19.1     Lease by and between Pinnacle Properties LLC ("Landlord") and Crossmann
         Communities, Inc. (Tenant"), 9202 North Meridian Street, Suite 300,
         Indianapolis, Indiana 46260, executed April 18, 1994.  (Incorporated by reference to Exhibit 19.1 to Form 10-Q dated August 12, 1994.)
21.2     Amended subsidiaries of the registrant, dated March 28, 1996.
27.2     Financial Data Schedule for the quarter ended June 30, 1996.



(b)  Reports  on  Form  8-K.
     No Reports on Form 8-K were filed during the quarter for which this report is filed.


SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





CROSSMANN  COMMUNITIES,  INC.



/s/  Jennifer  A.  Holihen
- ------------------------------
Jennifer  A.  Holihen
Director;  Chief  Financial  Officer;
Treasurer;  Secretary
(Principal  Financial  and  Accounting  Officer)

Dated:    August    13,  1996