Form 10-Q
period 1996-09-30
CROSSMANN COMMUNITIES INC
filed 1996-11-06
CIK 911644

Securities and Exchange Commission
                            Washington D.C.  20549

                                  FORM 10-Q

[  X  ]    Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
       Exchange  Act  of  1934  For  the  Period  Ended  September  30,  1996.

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Transition Period From -_______________ to
       ________________.

Commission  file  number    0-22562

     CROSSMANN  COMMUNITIES,  INC.



INDIANA                                                    35-1880120
----------------------------------------  ---------------------------
 (State of incorporation)                 (I.R.S. Identification No.)
  9202 NORTH MERIDIAN STREET
INDIANAPOLIS, IN                                                46260
----------------------------------------  ---------------------------
(Address of principal executive offices)                   (Zip Code)
(317) 843-9514
----------------------------------------
 (Telephone number)



     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
     past  90  days:    Yes      X    No




     There  were  6,105,708  Common shares outstanding as of November 6, 1996.

                         CROSSMANN COMMUNITIES, INC.
                                  FORM 10-Q

                                    INDEX

Part  I.  Financial  Information.

     Item  1.    Financial  Statements.

          Consolidated balance sheets as of September 30, 1996 (unaudited) and December 31, 1995.

          Consolidated  unaudited  statements  of  income for the three months
          ended    September    30,  1996  and  1995,  and  nine  months
          ended  September  30,  1996  and  1995.

          Consolidated unaudited statements of cash flows for the nine months ended September 30, 1996 and 1995.

          Notes  to  consolidated  unaudited financial statements for the nine
          months  ended  September    30,  1996  and  1995.

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

     Item  3.    Defaults  upon  Senior  Securities.

     Item  4.    Submission  of  Matters  to  a  Vote  of  Security  Holders.

     Item  5.    Other  Information.

     Item  6.    Exhibits  and  Reports  on  Form  8-K.


Signatures.

                       PART I.  FINANCIAL INFORMATION.

Item  1.    Financial  Statements


                            CROSSMANN COMMUNITIES, INC.
                                  AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS




                                             September 30, 1996   December 31, 1995
                                            --------------------  ------------------
                                                (unaudited)
                                            --------------------

ASSETS
  Cash and cash equivalents                 $            158,911           5,232,950
  Retainages                                             969,882             604,973
  Real estate inventories                            113,673,963          69,682,696
  Furniture and equipment, net                         2,866,072           1,310,259
  Investments in joint ventures                        1,586,111           1,172,289
  Goodwill, net                                        3,220,587           2,898,722
  Other assets                                         4,572,974           3,052,587
                                            --------------------  ------------------
Total assets                                $        127,048,500  $       83,954,476
                                            ====================  ==================


Liabilities and shareholders' equity
  Accounts payable                          $         16,508,856  $       10,304,193
  Accrued expenses and other liabilities               7,755,675           3,966,255
  Notes payable                                       49,692,000          25,472,321
                                            --------------------  ------------------
Total liabilities                                     73,956,531          39,742,769

Shareholders' equity:
  Common shares                                       24,059,879          24,028,879
  Retained earnings                                   29,032,090          20,182,828
                                            --------------------  ------------------
Total shareholders' equity                            53,091,969          44,211,707
                                            --------------------  ------------------
Total liabilities and shareholders' equity  $        127,048,500  $       83,954,476
                                            ====================  ==================

See  accompanying  notes.










                                 CROSSMANN COMMUNITIES, INC.
                                       AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                             THREE MONTHS                NINE MONTHS
                                         ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                          1996          1995          1996           1995
                                      ------------  ------------  -------------  -------------

Sales of residential real estate      $66,955,250   $56,849,383   $149,764,371   $119,256,707
Cost of residential real estate sold   52,648,893    45,619,672    118,494,310     95,427,829
                                      ------------  ------------  -------------  -------------
Gross profit                           14,306,357    11,229,711     31,270,061     23,828,878

Selling, general and                    6,130,351     4,899,508     16,477,807     12,385,613
 administrative
Income from operations                  8,176,006     6,330,203     14,792,254     11,443,265

Other income, net                         162,686       221,098        587,123        426,418
Interest expense                         (286,869)      (66,797)      (667,140)      (267,508)
                                      ------------  ------------  -------------  -------------
                                         (124,183)      154,301        (80,017)       158,910
                                      ------------  ------------  -------------  -------------

Income before income taxes              8,051,823     6,484,504     14,712,237     11,602,175
Income taxes                            3,196,125     2,534,945      5,862,975      4,595,779
                                      ------------  ------------  -------------  -------------
Net income                            $ 4,855,698   $ 3,949,559   $  8,849,262   $  7,006,396
                                      ============  ============  =============  =============

Weighted average number of              6,105,708     6,077,535      6,098,004      6,072,539
 common shares outstanding

Net income per common share                   .80           .65           1.46           1.15
                                      ============  ============  =============  =============

See  accompanying  notes.





                                               CROSSMANN COMMUNITIES, INC.
                                                     AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                       Nine Months Ended September 30,    Nine Months Ended September 30,
                                                      ---------------------------------  ---------------------------------
                                                                    Ended                              Ended
                                                      ---------------------------------  ---------------------------------
                                                                    1996                               1995
                                                      ---------------------------------  ---------------------------------

Operating activities:
Net Income                                            $                      8,849,262   $                      7,006,396
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
    Depreciation                                                               381,472                            270,964
    Amortization                                                               125,528                            121,272
    Gain on sale of equipment                                                   (4,385)                               -0-
    Cash provided (used) by changes in:
      Retainages                                                              (364,909)                          (157,345)
      Real estate inventories                                              (43,991,267)                       (15,790,699)
      Amounts due from related parties                                        (517,509)                           (13,574)
      Other assets                                                          (1,450,271)                          (396,223)
      Accounts payable                                                       6,206,228                          7,659,790
      Amounts due to related parties                                           339,749                                -0-
      Accrued expenses and other liabilities                                 3,448,106                          2,603,987
                                                      ---------------------------------  ---------------------------------
Net cash used by operating activities                                      (26,977,996)                         1,304,568

Investing activities:
Disposition of Office Building                                                     -0-                            365,404
Purchases of furniture and equipment                                        (1,940,500)                          (685,507)
Proceeds from disposition of furniture and equipment                             7,600                                -0-
Investments in joint ventures                                                 (413,822)                          (539,874)
                                                      ---------------------------------  ---------------------------------
Net cash used by investing activities                                       (2,346,722)                          (859,977)

Financing activities:
Proceeds from bank borrowings                                               74,896,000                         51,816,810
Principal payments on bank borrowings                                      (50,204,000)                       (52,350,526)
Payments on notes and long-term debt                                          (472,321)                               -0-
Proceeds from sale of common shares                                             31,000                                -0-
                                                      ---------------------------------  ---------------------------------
Issue of Common Stock                                                              -0-                             89,125
                                                      ---------------------------------  ---------------------------------
Net cash provided by financing activities                                   24,250,679                           (444,591)
                                                      ---------------------------------  ---------------------------------

Net increase (decrease) in cash and cash equivalents                        (5,074,039)                               -0-
Cash and cash equivalents at beginning of period                             5,232,950                                -0-
                                                      ---------------------------------  ---------------------------------
Cash and cash equivalents at end of period            $                        158,911   $                            -0-
                                                      =================================  =================================

See  accompanying  notes.





CROSSMANN  COMMUNITIES,  INC.  AND  SUBSIDIARIES

NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS


BASIS  OF  PRESENTATION

Crossmann Communities, Inc. ("Crossmann" or the "Company") is engaged primarily in the development, construction, marketing and sale of new single-family homes for first time and first move-up buyers. The Company also acquires and develops land for construction of such homes and originates mortgage loans for the buyers. The Company operates in Indianapolis, Ft. Wayne, and Lafayette, Indiana; Cincinnati, Columbus, and Dayton, Ohio; and Louisville, Kentucky.

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

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which is effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the
required  pro  forma  effect  on  net  income  and    earnings  per  share.


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

In January 1996, Crossmann began marketing homes in Dayton, Ohio. In January 1996 Crossmann also began marketing new homes in several cities in southern Indiana from its new office in Columbus, Indiana. In April, Crossmann began marketing new homes in Louisville, Kentucky.

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


THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

Results  of  Operations
Sales for the three months ended September 30, 1996 increased approximately $10.1 million, or 17.8%, over the same period in 1995. This increase reflects more homes closed (592 homes in 1996 as compared to 543 in 1995) and higher selling prices ($113,100 per home for the period in 1996 as compared to approximately $104,700 in 1995). Management attributes the increase in unit closings principally to higher closings in Columbus and Cincinnati, Ohio and
to  closings  generated  in    new markets Dayton, Ohio and Southern Indiana.
Increased Ohio production also causes a higher average selling price, since homes sold by the Company in Ohio more frequently have basements (as a result a higher selling price) than homes sold in Indiana.

Gross profit increased approximately $3.1 million for the three months ended September 30, 1996, over the same period the year before. Gross profit as a percentage of sales increased to 21.37% in 1996 from 19.75% in 1995. This variation in gross profit is due principally to a greater proportion of homes built on Crossmann's internally developed lots, and a higher capture rate for Crossmann Mortgage Corp. Moderating interest rates during the period also permitted the Company to pay less than anticipated points and closing costs on behalf of its customers.

Selling, general and administrative expenses increased $1.2 million during the three months ended September 30, 1996 compared to the same period in 1995, due in part to sales commissions on the higher sales and increased overhead related to the Company's new markets. Selling, general and administrative expenses increased as a percentage of sales, from 8.62% to 9.16%.

Interest expense was greater during the three month period ended September 30, 1996 as compared to the same period in 1995 due to higher overall borrowing levels necessitated by higher inventory levels. The increase was somewhat offset by earnings from land development joint ventures.

Income before income taxes for the three months ended September 30, 1996 was approximately $1.6 million higher, an increase of approximately 24.2%. This increase is due principally to increased sales volume with partly fixed selling, general, and administrative expenses. Income before income taxes as a percentage of sales increased to 12.0% of sales in 1996 compared to 11.4% in 1995.

Net income was $906,139 higher for the third quarter of 1996 than for the third quarter of 1995, an increase of 22.9%. As a percentage of sales, net income was 7.25% in 1996 compared to 6.95% for the same period in 1995.


NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

Results  of  Operations
Sales for the nine months ended September 30, 1996 increased approximately $30.5 million, or 25.6%, over the same period in 1995. This increase reflects more homes closed (1,357 homes in 1996, compared to 1,124 in 1995) and higher selling prices (approximately $110,400 per home for the period in 1996, compared to approximately $106,100 in 1995). Management attributes both increases to the contribution of sales by the new divisions and by stronger sales in Ohio.

Gross profit increased approximately $7.4 million for the nine months ended September 30, 1996, over the same period the year before. Gross profit as a percentage of sales increased to 20.88% in 1996 compared to 19.98% in 1995. This variation in gross profit is due principally to a greater proportion of homes built on Crossmann's internally developed lots, and a higher capture rate for Crossmann Mortgage Corp.

Selling, general and administrative expenses increased approximately $4.1 million during the nine months ended September 30, 1996 compared to the same period in 1995, due principally to sales commissions on the higher sales volume and to higher advertising and administrative expenses associated with the Company's new divisions. Selling, general and administrative expenses as a percentage of sales increased from 10.4% in 1995 to 11.0% in 1996.

Other income increased $160,705 for the nine months ended September 30, 1996, due primarily to higher income from land development joint ventures than in the same period the year before. Interest expense was higher in 1996 than in 1995 because of higher overall borrowing levels necessitated by higher land inventories and more homes under construction.

Income before income taxes for the nine months ended September 30, 1996 increased more than $3.1 million from approximately $11.6 million in 1995 to approximately $14.7 million in 1996, an increase of 26.8%. This increase is due primarily to higher gross margins. Income before income taxes as a percentage of sales increased to 9.8% of sales in 1996 compared to 9.7% in 1995.

Net income increased 26.3% , from approximately $7 million in the first three quarters of 1995 to approximately $8.8 million in the first three quarters of 1996.

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

Sales backlog at September 30, 1996 was 1,385 homes with an aggregate sales value of approximately $148.4 million, compared to 927 homes with an aggregate sales value of approximately $105.9 million at September 30, 1995, an increase of over 49%. This increase reflects a higher year-end backlog (757 at December 31, 1995 compared to 345 at December 31, 1994) and strong sales in the first nine months of 1996 (1,983 new contracts written in the first half of 1996 compared to 1,706 in 1995, an increase of 16.3%). Management attributes the strong sales improvement to the fact that it offers homes in more markets in 1996.

Changes  in  Financial  Position
The Company permitted $158,911 to be held in Crossmann Mortgage Corporation's cash account to satisfy requirements of the Department of Housing and Urban Development in seeking to perform its own underwriting. Performing this function in-house will result in cost savings and greater efficiency for the mortgage subsidiary but will require certain minimum levels of cash or cash equivalents.

Inventories increased approximately $44 million or 63.1% from December 31, 1995. Notes payable increased approximately $24.2 million during the first nine months of 1996 as the line of credit was employed to increase inventories.

Retainages increased $364,909 in the first nine months of the year, or 60%. Mortgage companies retain escrows for the completion of exterior landscape items during the winter and spring. As weather permits, yards are completed. Mortgage companies inspect the work, and the retainages are released to the Company.

Furniture  and  equipment, net increased approximately $1.6 million dollars or
118.8%. The increase is principally attributable to the purchase of an aircraft for use in the management of the Company. In March, Crossmann purchased a 1982 King Air B200 for $1.295 million . The Company formed a wholly-owned subsidiary, Deluxe Aviation, Inc., to hold and manage the aircraft, which will be available for outside charter when it is not being used for company business.


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


FUTURE  TRENDS

Record snow and rain in central Indiana, Ohio and northern Kentucky during the first half of 1996 caused unusual delays in scheduled land development and construction; therefore, significantly higher levels of production over normal levels are necessary for the fourth quarter of the year. Management believes most of its backlog can be closed as scheduled, but there can be no certainty in which quarter closings will occur. Customers who qualify for mortgage loans are contractually obligated to close, regardless of weather or production delays. The Company is working closely with customers to set realistic expectations about closing dates.

Management perceives a need in certain of its markets for housing among households with incomes just below that necessary to qualify for one of the Company's single-family detached homes. The Company will begin construction of lower cost attached residential units in one project during the fourth
quarter  of  1996.    Additional  sites  are  being  considered  for  1997.


























                          PART II. OTHER INFORMATION

The following items for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related explanations or are inapplicable and therefore have been omitted:

Item  1.    Legal  Proceedings.
Item  2.    Changes  in  Securities.
Item  3.    Defaults  Upon  Senior  Securities.
Item  4.    Submissions  of  Matters  to  a  Vote  of  Security  Holders.
Item  5.    Other  Information.
Item  6.    Exhibits  on  Form  8-K.

(a)  Exhibits


Exhibit  Description of Exhibit
Number

    3.1  Amended and restated Articles of Incorporation of Crossmann Communities, Inc.
         (Incorporated by reference to Exhibit 3.1 to Form S-1 Registration Statement No. 33-68396.)

    3.2  Bylaws of Crossmann Communities, Inc. (Incorporated by reference to Exhibit 3.2 to Form S-1 Registration Statement No. 33-68396.)
    4.1  Specimen Share Certificate for Common Shares.  (Incorporated by reference to
         Exhibit 2.9 to Form S-1 Registration Statement No. 33-68396.)
   10.2  1993 Outside Director Stock Option Plan.  (Incorporated by reference to Exhibit 10.2 to Form S-1 Registration Statement No. 33-68396.)
   10.3  1993 Employee Stock Option Plan.  (As amended as of May 22, 1996.)
  10.37  Note Agreement dated as of December 19, 1995, $25,000,000 7.625% Senior Notes
         due December 9, 2004, by Crossmann Communities, Inc., et al. (Incorporated by
         reference to Exhibit 10.37 to From 10-K dated March 18, 1996.)
  10.38  7.625% Senior Note due December 19, 2004, issued to Combined Insurance
         Company by Crossmann Communities, Inc., et al.  (Incorporated by reference to
         Exhibit 10.38 to Form 10-K dated March 18, 1996.)
  10.39  7.625% Senior Note due December 19, 2004, issued to Minnesota Mutual Life
         Insurance company by Crossmann Communities, Inc., et al.  (Incorporated by
         reference to Exhibit 10.39 to Form 10-K dated March 18, 1996.)
  10.40  Amended and Restated Credit Agreement, dated December 22, 1995, by and between
         Crossmann Communities, Inc., et al. and Bank One, Indianapolis N.A.  (Incorporated
         by reference to Exhibit 10.40 to Form 10-K dated March 18, 1996.)
  11.30  Computation of Per Share Net Income for the quarter ended September 30, 1996.

   19.1  Lease by and between Pinnacle Properties LLC ("Landlord") and Crossmann
         Communities, Inc. (Tenant"), 9202 North Meridian Street, Suite 300, Indianapolis,
         Indiana 46260, executed April 18, 1994.  (Incorporated by reference to Exhibit 19.1 to Form 10-Q dated August 12, 1994.)
   21.2  Amended subsidiaries of the registrant, dated March 28, 1996.  (Incorporated by reference to Exhibit 21.2 to Form 10-Q dated August 13, 1996.)
   27.3  Financial Data Schedule for the quarter ended September 30, 1996.



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




CROSSMANN  COMMUNITIES,  INC.



/s/Jennifer  A.  Holihen
Jennifer  A.  Holihen
Director;  Chief  Financial  Officer;
Treasurer;  Secretary
(Principal  Financial  and  Accounting  Officer)





Dated:    November    6,  1996





























                                                   Crossmann Communities, Inc.
                                        Exhibit 11.3 - Computation of Per Share Net Income
                                             For the Period Ended September 30, 1996




Quarter Ended September 30, 1996:
----------------------------------------------------
                                                                                                                           Fully
                                                                                Primary                                   Diluted
                                                      ------------------------------------------------------------       ---------

Weighted Average Number of Shares:
         Average Common Shares Outstanding                                                              6,105,708        6,105,708
              at June 30, 1996

         Dilutive Effect of Common Stock Equivalents
              at September 30, 1996                                                                        60,878           62,238
                                                      ------------------------------------------------------------       ---------
Weighted Average Shares at September 30, 1996                                                           6,166,586        6,167,946
                                                      ============================================================       =========
Net Income                                                                                              4,855,698        4,855,698
                                                      ============================================================       =========
Net Income per Common Share                                                                                   .79 (1)        .79 (1)
                                                      ============================================================       =========


Period Ended September 30, 1996:
----------------------------------------------------
                                                                                                                         Fully
                                                      Primary                                                            Diluted
                                                      ------------------------------------------------------------       ---------
Weighted Average Number of Shares:
         Average Common Shares Outstanding                                                              6,098,004        6,098,004
              at September 30, 1996

         Dilutive Effect of Common Stock Equivalents
              at September 30, 1996                                                                        67,124           67,804
                                                      ------------------------------------------------------------       ---------
Weighted Average Shares at September 30, 1996                                                           6,165,128        6,165,808
                                                      ============================================================       =========
Net Income                                                                                              8,849,262        8,849,262
                                                      ============================================================       =========
Net Income per Common Share                                                                                  1.44 (1)       1.44 (1)
                                                      ============================================================       =========




(1)    This  calculation  is  submitted  in  accordance  with  Regulation  S-K  item  601(b)  (11)
       although  not  required  by  footnote  2  to  paragraph  14  of  APB  Opinion  No.  15 because  it  results  in  dilution  of  less  than  3%.