Form 10-K
period 1996-12-31
CROSSMANN COMMUNITIES INC
filed 1997-03-14
CIK 911644

DOCUMENT  -  8  1/2  X  11"
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                             ____________________

                                  FORM 10-K
                             ____________________

[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                 For the fiscal year ended December 31, 1996

[      ]  Transition  Report Pursuant to Section 13 or 15(d) of the Securities
Exchange  Act  of  1934.


Commission  file  number              0-22562



CROSSMANN  COMMUNITIES,  INC.
(Exact  name  of  registrant  as  specified  in  its  charter)



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


         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     None

      SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                       COMMON SHARES, WITHOUT PAR VALUE
                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all documents required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such  filing  requirements  for  the  past  90  days.       Yes    X     No

     Indicate  by  check  mark  if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment  to  this  Form  10-K.          [  ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on March 12, 1997 was approximately $120,983,919. As of March 12, 1997, there were 6,125,768 Common Shares of the registrant issued and outstanding.


                     DOCUMENTS INCORPORATED BY REFERENCE
   Certain portions of the documents listed below have been incorporated by reference into the indicated part of this Form 10-K.
DOCUMENT  INCORPORATED                                  PART OF FORM 10-K
 Proxy  Statement  for  1997  Annual  Meeting  of Shareholders        Part III

                                    PART I

ITEM  1.    BUSINESS

GENERAL

     Crossmann Communities, Inc. ("Crossmann" or "the Company") has provided homes to families in central Indiana since 1973. Today the Company operates in eight markets: Indianapolis, Lafayette, Ft. Wayne and Columbus, Indiana; Columbus, Cincinnati, and Dayton, Ohio; and Louisville, Kentucky. Crossmann's homes are targeted to entry-level and first move-up home buyers. In 1996, the average size of one of Crossmann's new homes was 1,400 square feet, and the average selling price was approximately $110,970.

     Crossmann has consistently achieved sales and net income growth over recent years, having achieved a 5-year average compound annual growth in revenue of over 40%. The Company's success has been and will continue to be dependent upon the following key operating strategies:


     1. Focused Market Approach. The Company focuses on affordably priced entry-level and first move-up single family homes, in markets the Company believes have significant and stable long-term demand. Management believes that entry-level housing generally allows high volume homebuilders, such as the Company, to build a standardized product. This permits efficiencies in construction and materials purchasing that can result in high margins. The company will continue to focus on providing product lines which address the needs of this market segment.

     2. Emphasis on Customer Service. The Company is committed to providing a high level of customer service as an integral component of its competitive strategy. The Company serves its customer through the attention it devotes to the financial concerns of its customers and by producing a high quality product.

     3. Market Concentration. The Company currently conducts its business in seven major Midwestern cities. The Company believes that these cities enjoy relatively low unemployment, diversified industry, and satisfactory infrastructure. The Company believes that these characteristics, among others, make these cities attractive to employers, which, in turn, create demand for housing of the type offered by the Company. The Company intends to explore opportunities to expand its homebuilding operations to metropolitan areas that it believes offer stable economic characteristics similar to those of its existing markets. The Company believes that its most effective expansion opportunities will be in similar markets where it can effectively utilize the strengths of its operating strategy.

     At some time in the future the Company may consider expansion beyond the Midwest. It is probable that the Company will consider the acquisition of other homebuilders in connection with its expansion into new regions as management believes that this process shortens the time required to become profitable in a new market.

     4. Land Development. Management believes that the development of land achieves several strategic objectives by (i) helping the Company to improve its profit margins by reducing the cost of the land on which its homes are built; (ii) ensuring the Company of an adequate supply and location of lots to meet market demand; (iii) allowing the Company to control the developments in which it builds its homes; and (iv) allowing the Company to construct homes efficiently and more cost-effectively by permitting the construction of several similar homes within the same neighborhood at the same time.

     5. Stringent Cost Controls. The large number of homes built by the Company allows it to purchase both products and services at favorable prices. Additionally, the Company has relatively few home designs, enabling it to significantly reduce delays and expenses associated with educating subcontractors as to new design requirements. The Company controls its construction costs through favorable pricing negotiated with subcontractors due to the efficient design of its homes. The Company believes that its success in dealing with subcontractors can be attributed to the large amount of work each subcontractor performs for the Company and from the long-term relationships the Company has with most of its subcontractors.


MARKETS

     Indianapolis, Indiana. Indianapolis is the capital of Indiana; as a result, federal, state and local government offer a source of significant and stable employment in the city. According to the 1990 Census, the Indianapolis metropolitan statistical area ("MSA") had a population of 1,250,000, an increase of 7.1% over 1980. Indianapolis is a major center for manufacturing, distribution, insurance, and financial and health services. Major private sector employers include the Allison Engine Company, the Allison Transmission division of General Motors, DowElanco, Boehringer Mannheim Corporation, Thomson Consumer Electronics and Eli Lilly & Company. As of December 31, 1996, metropolitan Indianapolis had an unemployment rate of 2.6% as compared to the national average of 5.4%. The city is located at the intersection of four major interstates, and one-quarter of the nation's population is within a day's drive. A $1 billion aircraft maintenance hub for United Airlines has recently begun operations, and a $62 million express mail sorting facility for the U.S. Postal Service has recently been completed.

      Crossmann delivered more single-family detached homes in the Indianapolis metropolitan market than any other homebuilder in 1996. The Company operates in each of the eight counties in metropolitan Indianapolis, offering homes that range in price from $74,900 to $150,000. The Company currently is offering homes in 45 communities. The Company traditionally has focused its development efforts in areas that offer a commute to downtown Indianapolis of 30 minutes or less, which represents a distance of no more than 30 miles. The Company believes that further growth opportunities exist in areas located further from downtown Indianapolis than the Company traditionally has focused, although there can be no assurance that such opportunities will benefit the Company.

     Southern Indiana. In December 1995, the Company opened a new office in Columbus, Indiana to serve communities south of Indianapolis that have experienced job growth in recent years. From this office the Company manages construction in 13 communities in Columbus, Bloomington, Franklin, Greensburg, Seymour, and Shelbyville, Indiana.

     Lafayette,  Indiana.    Lafayette  is  located  approximately  66  miles
northwest of Indianapolis. The Lafayette metropolitan area had a population of 130,598 according to the 1990 Census. West Lafayette is the home of Purdue University, which is the city's largest employer. Other major employers in the Lafayette metropolitan area include Subaru-Isuzu America, Inc., Wabash National Corporation, Alcoa, Great Lakes Chemical and A.E. Staley. As of December 31, 1996, metropolitan Lafayette had an unemployment rate of 2.3% as compared to the national average of 5.4%.

     Crossmann delivered more single-family detached homes in the Lafayette metropolitan market than any other homebuilder in 1996. The Company does business in one county which comprises metropolitan Lafayette, offering homes that range in price from $79,900 to $135,000. The Company currently is
offering  homes  in    4  communities  in  the  Lafayette  metropolitan  area.

     Ft.  Wayne,  Indiana.   Ft. Wayne is the second largest city in Indiana.
According to the 1990 Census, the population of the Ft. Wayne MSA was 455,831.
 As of December 31, 1996, metropolitan Ft. Wayne had an unemployment rate of 2.8% compared to a national average of 5.4%. Major employers include Lincoln National Corporation, General Motors Truck and Bus, General Electric, ITT Aerospace, and Dana Corporation. Crossmann has lot purchase agreements in 8 communities within the Ft. Wayne MSA.

     Columbus, Ohio. Columbus is the capital of the state of Ohio and, as a result, federal, state and local government offer a source of significant and stable employment in the city. The 1990 Census showed that the Columbus MSA had a population of 1,377,000, which represented an increase of 10.7% over 1980. The unemployment rate for the Columbus MSA for 1996 was 3.0%, which was below the national average of 5.4%. Columbus is the home of Ohio State University, which has one of the largest single college campus populations in the world and an annual budget that exceeds $1 billion. Major private employers in Columbus include The Limited, Inc., Nationwide Insurance, Lucent Technologies, Honda of America, and Banc One Corporation. The Company currently offers new homes in 18 communities in the Columbus metropolitan area.

     Cincinnati,  Ohio.    The  Cincinnati,  Ohio  metropolitan  area  had  a
population of 1,744,124 in 1990 and is the second largest MSA in Ohio. It is a major cultural and recreation center. Cincinnati had an unemployment rate of 4.5% in 1996 compared to a national average of 5.4%. Major employers include U.S. and local government agencies, Procter & Gamble Co., the University of Cincinnati, the Kroger Co., and G.E. Aircraft Engines. The Cincinnati International Airport is a major hub for Delta Airlines. Last year, 1995, was the first full year of operations for the Cincinnati office. Crossmann owns lots and has land purchase agreements in 9 communities within the Cincinnati MSA.

     Dayton, Ohio. In December 1995, the Company opened its first sales office in Dayton, Ohio. In April of 1996, the Company increased its land position with the acquisition of the assets of Tom Peebles Builders, Inc., an established Dayton homebuilder. Today the Company operates in 8 communities in Dayton.

     The Dayton metropolitan area had a population of 951,270 in 1990 and an unemployment rate of 4.2% at December 31, 1996 compared to a national average of 5.4%. Major employers include Wright-Patterson Air Force Base, General Motors, Airborne Express, Elder-Beerman Stores, and Navi-Star International Trans. Corp. The Company has 57 lots under development, ready for new home construction in the first quarter of 1996.

     Louisville, Kentucky. In December 1995, the Company opened a new office in Louisville. The Louisville metropolitan area had a population of 980,860 in 1990, and an unemployment rate as of December 31, 1996 of 4.0% compared to a national average of 5.4%. Major employers include UPS, General Electric, Ford Motor Co., Columbia Health Care, Inc. and Humana. Crossmann began its marketing efforts in Louisville late in 1996 and currently offers homes in 6 Louisville communities.

PRODUCT  LINES

     The Company sells homes under the names "New American Homes," "Deluxe Homes" and "Trimark Homes." Within these product categories, the Company offers a variety of floor plans and exterior styles with two, three, and four bedrooms, two or more bathrooms and a two-car attached garage. Contracts for the sale of homes are at fixed retail prices. Standard features of each product line include built-in appliances and custom wood cabinets in the kitchen, wall-to-wall carpeting, a high-efficiency furnace, maintenance-free vinyl siding, landscaped yard and poured concrete walks, porches and driveways. Purchasers are given the opportunity to select, at additional costs, such amenities as patios or decks, wood windows, skylights, upgraded carpeting and flooring, a fireplace or a basement.

     Each of the Company's product lines is targeted at entry-level and first move-up buyers and, although there are similarities among the homes in the different product lines, New American Homes tend to be smaller and include fewer standard amenities than Deluxe Homes or Trimark Homes, and Trimark Homes tend to offer greater living space and include more standard amenities than New American Homes or Deluxe Homes. In 1996 the average price of the homes sold in these categories was $90,400 for the New American Homes line, $108,300 for the Deluxe Homes line and $123,100 for the Trimark Homes line.

     The Company intends to remain focused on delivering housing desired by entry-level and first move-up buyers. It will explore modification of its existing product lines or creation of new product lines when local marketing efforts indicate changes will appeal to this segment.

CONSTRUCTION

     The Company acts as the general contractor for the construction of its residential communities. The Company's construction supervisors monitor the construction of each home, participate in design and building decisions, coordinate the activities of subcontractors and suppliers, maintain quality and cost controls and monitor compliance with zoning and building codes.
     The construction of detached single-family homes by the Company is generally tied to home buyer sales contracts to minimize the costs and risks of completed but unsold inventory. When a buyer has received pre-approval from a mortgage company for his or her financing, the Company develops a budget for the construction of the house, which takes into account the model of the home, the options selected and the lot on which the house is to be constructed. A contract is entered into with the buyer on the basis of this budget.

     Construction time for each home is tied to a construction schedule established for each of the Company's home types. The Company's construction schedules range in duration from 60 to 120 days. Variances from the schedule are infrequent but may occur due to weather conditions or the availability of labor, materials and supplies.

     Once a contract has been signed, a "house work order" is generated and sent out to the Company's field supervisor and to each subcontractor who will work on the home. The house work order describes each task that must be completed to build the house and the materials required to complete the task. Subcontractors prepare vouchers on the basis of a price list provided by the Company which specifies the current rate that the Company will pay for the nature of the task completed and the materials used. Price lists are updated periodically based on changes in the costs of raw materials and other factors.
 Vouchers prepared by the subcontractor must be reviewed and approved by the field supervisor before they are paid by the Company.

     The use of subcontractors enables the Company to minimize its investment in direct employee labor, capital, equipment and building supply inventory. This practice also increases the Company's flexibility in responding to changes in the demand for housing. The Company has had long business relationships with many of its subcontractors. These relationships, coupled with the volume of homes built by the Company, enable the Company to negotiate favorable agreements with its subcontractors.

     The Company's office staff is responsible for sales processing, estimating, architectural design, centralized purchasing, contract management, home site planning, obtaining governmental approvals, closing, accounting and warranty service, among other responsibilities. The Company's management information system is designed to monitor the progress of each home built by the Company, from acceptance of a sales contract to delivery of the complete home to the buyer. Corporate headquarters also monitors the vouchers submitted by the Company's sub-contractors. Variances in the submitted vouchers from the established price lists are reviewed and, where not reasonable under the circumstances, are charged back to the vendor.

     Despite  seasonal  changes  in  the weather, the Company has maintained a
construction  schedule  throughout  the  entire  year.    To  permit  winter
construction, the Company pours additional slab foundations during the fall. The cost of these additional foundations is not significant. However, additional construction charges are incurred due to such factors as temporary heating costs, additives to concrete, extra utility charges and the placement of temporary stone driveways, sidewalks and landscaping.

     Except as necessary to maintain customer satisfaction with the aesthetics of its product lines, the Company does not materially change its home designs and floor plans from year to year. The Company believes that consistency in the design of its homes helps reduce costs and minimize delays by avoiding expenses associated with educating subcontractors on the requirements of a new design. Where practical, the Company uses mass production techniques, construction on contiguous lots, and prepackaged standardized components to streamline the on-site construction phase.

     The Company maintains small inventories of some construction materials in addition to the construction materials for work in process of homes under construction. The Company has not experienced any significant delays in construction due to shortages of materials or labor.

LAND  ACQUISITION  AND  DEVELOPMENT

     The Company typically acquires unimproved land through contingent purchase agreements. Closing of the land is contingent upon, among other things, the Company's ability to obtain necessary zoning and other governmental approvals for the proposed development, confirmation of the availability of utilities and completion of an environmental review.
     Once the land has been purchased, the Company undertakes development activities that include site planning and engineering, as well as constructing roads, sewer, water and drainage facilities and other amenities. The activities are carefully managed, with phases geared to the Company's projected sales. Generally, management of the Company attempts to maintain an inventory of "finished" lots sufficient for approximately half the homes which the Company anticipates it will construct during the next 18 months. In addition, the Company maintains an inventory of raw land in anticipation of its needs for a period of 18 to 36 months in the future. The following chart summarizes the Company's available lot inventory as of December 31, 1996.






                              Finished  Lots Under   Raw Land            Under
                              Lots      Development  (Est. Lots)  Total  Option

Indianapolis . . . . . .           627          954          775  2,356   3,626
Lafayette. . . . . . . .            38           72          163    273     648
Ft. Wayne. . . . . . . . .         161          -0-          -0-    161     118
Columbus. . . . . . . .            236           84          550    870     234
Cincinnati. . . . . . . .           82          274          543    899     159
Southern Indiana . .               190          162          128    480     338
Dayton . . . . . . . . . . .       156          284          706  1,146     143
Louisville . . . . . . .            46          -0-          -0-     46      81
                              --------  -----------  -----------  -----  ------
                                 1,536        1,830        2,865  6,231   5,347
                              ========  ===========  ===========  =====  ======




      In addition to purchasing unimproved land outright, the Company from time to time has used partnerships and joint ventures to acquire and develop
land.       Joint ventures  sell finished lots to builders, including, but not limited to, the Company. The Company will continue to consider such partnership and joint venture arrangements in the future when management perceives a favorable opportunity. In 1996, the Company was a participant in seven such joint ventures.

     The development of land is extremely capital intensive, and as a result, the Company's ability to develop land is limited. In 1996, the Company developed approximately 56% of the lots on which its homes were built, compared to approximately 50% in 1995. In 1997 the Company expects approximately half of its houses will be built on lots it has developed.

 MARKETING  AND  SALES

     The Company sells its homes through a sales force of commissioned independent contractors ("New Home Counselors") who work from sales offices located at the Company's headquarters and in model homes located in each residential community. New Home Counselors of the Company advise prospective buyers throughout the home buying process by providing information on the Company's product lines of homes, pricing, options and upgrades, financing options, warranties and construction.

     The Company's New Home Counselors advise buyers, many of whom are first-time home buyers, on available financing options. The Company builds most of its homes under the guidelines and specifications of the Federal Housing Administration (FHA) and the Veterans Administration (VA), thereby offering eligible buyers the benefit of FHA/VA mortgages. The Company believes that such counseling and the availability of FHA/VA financing is important to its overall success in that many entry-level and first move-up buyers have limited financial resources.

     New Home Counselors contract with the Company, and the Company attempts to maintain long term relationships with them. New Home Counselors attend weekly sales meetings at which they are kept apprised of changes in available financing options and other information relevant to prospective buyers and semi-annual seminars offered by the Company on a variety of marketing topics.

     The Company does most of its advertising in the classified advertisement section of local newspapers. The Company also attracts buyers as a result of referrals, directional signs and direct mailings. From time to time the Company may participate in television and radio advertising promotions.

     The Company offers a Guaranteed Sale Program to certain buyers having existing homes which they intend to sell before purchasing a home constructed by the Company. Under the Guaranteed Sale Program the Company will assist the buyer in selling his or her existing home and, if that home is unsold at closing, the Company will purchase the buyer's home at a predetermined price. Management of the Company believes that the Guaranteed Sale Program has been an effective marketing tool for the Company as many prospective buyers are hesitant to purchase a new home until they are certain that they will be able to sell their existing residence. Sales to new home buyers who executed contracts under the Guaranteed Sale Program contributed approximately $14.6 million to 1996 sales.

FINANCING

     The Company assists its customers in financing their new home in several ways. First, the Company's New Home Counselors are available to consult with the customers on available financing options to determine how much house the individual can afford. Second, the Company builds most of its homes under the guidelines and specifications of the Federal Housing Administration and the Veterans Administration, thereby providing eligible prospective buyers the added benefit of the availability of FHA/VA mortgages. This is significant because FHA and VA financing generally enable buyers to purchase homes with lower down payments than the down payments required by conventional mortgage lenders and allows applicants to direct a larger percentage of their incomes toward housing expenses. The FHA/VA insured mortgages also provide more liberal rules with respect to the amount of points and closing costs that the seller may pay. In 1996, approximately 64% of the homes delivered by the Company were financed with FHA/VA mortgages.

     As is typical in the homebuilding industry, the Company's home sales contracts generally provide that the Company will pay on behalf of the buyer the mortgage loan closing costs, origination fees and discount points incurred by the buyer, within limits established in the sales contract and not in excess of the maximum amounts allowable by the government mortgage programs utilized by the Company.

 MORTGAGE  BROKERAGE  SUBSIDIARY

     The  Company  has  established a mortgage brokerage subsidiary, Crossmann
Mortgage Corp. Crossmann Mortgage Corp. was certified by FHA, a program of the federal Department of Housing and Urban Development in July 1994. Once certified, the subsidiary began processing FHA, VA, and conventional loans and selling the servicing rights. The revenue of this subsidiary is comprised of origination fees and servicing release fees, and its expenses primarily include administrative personnel salaries and other general office expenses. Crossmann Mortgage Corp. does not endorse, warehouse or fund loans and, as a result, does not incur a credit risk or market risk associated with loans it originates.

 CUSTOMER  SERVICE  AND  QUALITY  CONTROL

     It is the view of the Company's management that the Company is primarily a service company rather than a manufacturing concern. This philosophy is reflected in the way the Company treats its customers before and after the sale.

     Before the sale, the Company's New Home Counselors work with the customer to select from available options in order to customize their new home to their particular taste. Once an application has been approved and construction on a new home commenced, the Company encourages the buyer to visit the site during the construction process. Before a buyer takes occupancy of a new house a pre-inspection tour is conducted with the buyer to ensure that the buyer is satisfied with the condition of the home and to attempt to correct any problems before the buyer takes possession. When the buyer visits the Company's administrative office to make color selections and complete the house work order, the Company provides the new homeowner with a detailed checklist which describes the items covered by the Company's warranty. Approximately 30 days after closing, representatives of the Company place a courtesy call to the new homeowner to enable him or her to ask any questions that have arisen since they took possession. Customers are encouraged to request an additional walk-through of the home approximately 90 days after closing. Finally, the Company also offers its customers a final inspection on the first anniversary of the closing to check the home for items to be submitted for warranty action and to discuss any items which the customer believes warrant the Company's attention.

     Each home sold by the Company is covered by a comprehensive warranty from an independent HUD approved warranty company. The warranty extends coverage for ten years for structural matters, four years for the roof of the home and two years for other specified items. By maintaining this warranty program, the Company is required to undergo one inspection, rather than three, to qualify for FHA/VA financing, thereby reducing the cost and time delay associated with such inspections.

 COMPETITION  AND  MARKET  FACTORS

     The development and sale of residential properties is highly competitive. The Company competes in the sale of homes with the resale market for existing homes  and  with  other  homebuilders.

     The Company competes for residential sales on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price. Management believes that entry-level housing generally allows high volume homebuilders, such as the Company, to build a more standardized product, thus permitting efficiencies in construction and materials which can result in higher margins. Some of the Company's competitors have greater financial, marketing and sales resources than the Company.

     The Company also competes for residential sales with individual resales of existing homes and condominiums and with available rental housing. The resale market for existing homes has several attractions for home buyers including the following: (i) buyers of existing homes can generally take occupancy of their homes more quickly; (ii) sellers in the resale market generally have a lower basis in their homes and therefore may have price expectations different from those of sellers of new homes; and (iii) resale homes are generally located in established neighborhoods. The Company attempts to meet this competition from the home resale market by offering benefits which this market cannot provide, notably the latest design features, the flexibility to select interior and exterior finishes, new home warranties and more desirable locations from which to choose a home site.

     The Company believes that a competitive challenge facing it in all of its present markets is locating and acquiring undeveloped land suitable for the types of communities which it can profitably develop. Although the Company has been successful in the past in locating and developing such tracts within its present markets, there can be no assurance that this success will continue. If the Company expands the geographic scope of its business to new markets, there can be no assurance that the Company will be successful in acquiring suitable land for development in such markets.

     The housing industry is cyclical and affected by consumer confidence levels and prevailing economic conditions in general and by job availability and interest rate levels in particular. A variety of other factors affect the housing industry and demand for new homes, including changes in costs associated with home ownership such as increases in property taxes and energy costs, changes in consumer preferences, demographic trends and availability of and changes in mortgage financing programs.

TRADEMARKS

     "Trimark"  is  a  federally  registered  service  mark  for  real  estate development services that is owned by the Company. The Company has not yet registered its "Deluxe" trademark. "Crossmann Communities" is a federally registered service mark for construction planning, laying out residential communities and residential construction services that is owned by the Company.

EMPLOYEES

     At December 31, 1996, the Company had 289 full-time employees and 10 part-time employees. The Company is not a party to any collective bargaining agreements. The Company considers its relationship with its employees to be good.

GOVERNMENT  REGULATIONS  AND  ENVIRONMENTAL  MATTERS

     The housing industry and the Company are subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, resource protection, building design, construction and similar matters, including local regulations which impose restrictive zoning and density requirements in order to limit the number of residences that can eventually be built within the boundaries of a particular location. Furthermore, in developing a project the Company must obtain the approval of numerous governmental authorities regulating such matters as permitted land uses and levels of density and the installation of utility services such as electricity, water and waste disposal.

     The length of time necessary to obtain permits and approvals increases the carrying cost of unimproved property acquired for the purpose of development and construction. In addition, the continued effectiveness of permits already granted is subject to factors such as changes in policies, rules and regulations and their interpretation and application. Such regulation affects construction activities and may result in delays, cause the Company to incur substantial costs and prohibit or severely restrict development in certain environmentally sensitive regions or areas. To date, the governmental approval processes discussed above have not had a material adverse effect on the Company's development activities. In addition, because the Company purchases land contingent upon necessary zoning, restrictive zoning issues also have not had a material adverse effect on the Company's development activities. However, there is no assurance that these and other restrictions will not adversely affect the Company in the future.

     The Company generally will condition its obligation to purchase land on, among other things, an environmental review of the land. However, there can be no assurance that the Company will not incur material liabilities relating to the removal of toxic wastes or other environmental matters affecting land owned by the Company or land which the Company no longer owns. To date, the Company has not incurred any liability relating to the removal of toxic wastes or other environmental matters and to its knowledge has not acquired any land with environmental problems.


ITEM  2.  PROPERTIES

     The Company leases approximately 20,000 square feet of office space for its headquarters and Indianapolis building division at 9202 North Meridian Street in Indianapolis, Indiana from Pinnacle Properties LLC, an entity owned by the Company's Chairman of the Board and Chief Executive Officer, John B. Scheumann, and its President and Chief Operating Officer, Richard H. Crosser.
 The  monthly  rent  on  the  lease  is  $15,609.    The Company's subsidiary,
Crossmann Mortgage Corp., leases separate space within the same building, approximately 4,000 square feet, at $4,354 per month. The Company's real estate brokerage subsidiary, Merit Realty leases approximately 953 square feet in the same building at $1,032 per month. The leases expire March 1, 1999.

     The Company also leases approximately 5,000 square feet of warehouse space at 9202 North Meridian Street from Pinnacle Properties LLC. The monthly rent is $2,708. Management believes that the terms of these leases are no less favorable to the Company than terms available from unrelated third party lessors.



     The  Company's  other  divisions  occupy  rented  space  in their respective communities as follows:



                         Located in      Square Feet  Monthly Rent   Expires          Extensions


Southern Indiana .       Columbus, IN          1,880  $       1,880  December   1998  yes
Lafayette . . . . . . .  Lafayette, IN         5,268          3,167  August     2000  yes
Ft. Wayne . . . . . .    Ft. Wayne, IN         2,500          1,600  February   1997  yes
Columbus . . . . . .     Westerville,OH        6,642          4,709  December   2000  yes
Cincinnati/Dayton        Mason, OH             3,686          3,533  June       2001  yes
Louisville . . . . . .   Louisville, KY        1,766          1,803  September  1997  yes




ITEM  3.    LEGAL  PROCEEDINGS

     The Company from time to time is involved in routine litigation incidental to its business. The Company does not believe that any liabilities resulting from litigation to which it is a party will materially affect the Company's financial position and results of operations.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY-HOLDERS

     At its annual meeting held May 22, 1996, Crossmann's management submitted to the shareholders a proposal to increase the number of shares available to employees under its incentive option plan. Under the proposal the number of shares authorized was increased from 325,000 to 625,000. A majority of shareholders approved the proposal.



                                    PART II

ITEM  5.    MARKET  FOR  REGISTRANT'S  COMMON EQUITY AND RELATED SHAREHOLDERS'
MATTERS

     The Company's common shares trade on the Nasdaq Stock Market under the symbol: "CROS." During the year ended December 31, 1996, the high closing sales price per share as reported by the Nasdaq National Market System was
$21.75.    The  low  closing  sales  price  per  share  was  $15.75.


     High  and  low  share  prices  for  the  last  two  fiscal  years  were:



                       1995                  1996
Quarter ended  High          Low     High          Low
-------------  ------        ------  ------        ------
March 31       $ 9.50        $ 5.25  $21.00        $17.50
June 30         11.00          8.75   21.75         17.50
September 30    16.00         10.50   19.75         16.25
December 31     19.00         14.00   19.38         15.75



     The closing sale price of the Company's Common Shares as reported on the Nasdaq National Market System on March 12, 1997 was $19.75. As of March 12, 1997, there were 51 holders of record of the Company's Common Shares. The Company's transfer agent estimates that there are approximately 920 beneficial owners of the Company's Common Shares.
     The  transfer  agent  for  the  Company's common shares is American Stock
Transfer  &  Trust.    Its  address  is  40  Wall  Street, New York, NY 10005.

     The Company has not paid dividends since its initial public offering in October 1993. It anticipates that future earnings will be retained to finance the continuing development of its business and does not anticipate paying cash dividends on its Common Shares in the foreseeable future. The payment of future dividends will be at the discretion of the Company's Board of Directors and subject to consent of its primary lenders. Payment of future dividends will depend upon, among other things, future earnings, the success of the Company's expansion activities, capital requirements, the general financial condition of the Company and general business conditions. The Company is party to credit agreements with noteholders and commercial banks that restrict its ability to pay cash dividends with respect to the Common Shares. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.")


ITEM  6.    SELECTED  FINANCIAL  DATA

     The following is selected audited consolidated financial data of the Company for the five years ended December 31, 1996. The financial and operating data for the year ended December 31, 1992 is derived from combined financial statements of the "Deluxe Entities," predecessor companies of the Registrant. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Position and Results of Operations" and the consolidated financial statements of Crossmann Communities, Inc. and notes thereto contained elsewhere in this Form 10-K.

     Concurrent with the initial public offering of shares, the Company acquired the Deluxe Entities, an unrelated company operating in Columbus, Ohio called Deluxe Homes of Columbus, Inc. and the newly formed Crossmann Mortgage Corp. The unaudited pro forma information presented for 1993 shows the results of operations as though the initial public offering, termination of the S corporation elections, acquisitions of the Deluxe Entities, Deluxe Homes of Columbus, Inc., and Crossmann Mortgage Corp. occurred at the beginning of the year.



                     SUMMARY CONSOLIDATED FINANCIAL AND OPERATING DATA
                    (in thousands, except per share and operating data)


                           Year  Ended  December  31,



                                                1992     1993      1994      1995      1996
STATEMENT OF OPERATIONS DATA:
  Sales                                      $59,360  $83,750  $112,140  $177,590  $229,485
  Gross Profit                                13,494   18,575    24,494    35,704    48,051
  Income from operations                       5,741   10,540    12,566    18,621    24,854
  Income before income taxes                   5,858   10,649    12,791    18,630    24,668
  Income  taxes (1)                                       700     5,040     7,519     9,603
  Net income                                            9,949     7,750    11,111    15,065
  Net income per common share                                      1.28      1.83      2.47

  Pro forma sales (2)                                  91,597   112,140   177,590   229,485
  Pro forma net income (2)                              6,445     7,750    11,111    15,065
  Pro forma net income per common share (2)              1.06      1.28      1.83      2.47
  Pro forma average common shares
    outstanding                                         6,070     6,070     6,075     6,100

OPERATING DATA:
  Number of closings (3)                         616      852     1,073     1,675     2,068
  Pro forma number of closings                            938
  Average home sales price                   $95,909  $97,400  $104,250  $106,024  $110,970
  Homes in backlog (3)                           219      366       345       757     1,006

BALANCE SHEET DATA:
  Cash                                       $   357  $ 3,651            $  5,233  $    100
  Inventories and properties
    held for development or sale              17,206   34,976    54,667    69,683   113,202
  Total assets                                19,079   44,621    62,026    83,954   128,336
  Notes Payable                                3,311   11,583    20,554    25,472    48,464
  Total shareholders' equity                   9,289   25,267    33,011    44,212    59,649


(1)        Prior to October 26, 1993, the Deluxe Entities were S Corporations and therefore made  no  provision  for  income  taxes.

(2)     1993 financial data includes pro forma adjustments for the initial public offering, acquisitions of the Deluxe Entities and Deluxe Homes of  Columbus, Inc., the acquisition of land, and a provision for income taxes calculated using an assumed rate of 40%.  The 1994,
1995,  and  1996  data  reflect  actual  results.

(3)        A home is included  in "closings" when title is transferred to the buyer.  Sales and cost of sales for a house are recognized at the date of closing.  A home is included in
"backlog"  after  a  sales  contract  is executed and prior to the transfer of title to the
purchaser.    Because the closings of pending sales contracts are subject to contingencies, no  assurances  can  be  given  that  homes  in  backlog  will  result  in  closings.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW

     Certain statements in this section are "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors
that  may    cause  actual  results  to  differ  materially.    Such  risks,
uncertainties and other factors include, but are not limited to the factors described below.

     During the five-year period ended December 31, 1996, the Company's sales increased at an average compound annual rate of 40.5% per year, from $59.4 million in 1992 to $229.5 million in 1996. Income before income taxes increased at an average compound annual rate of 44.75%, from $5.9 million in 1992 to $24.7 million in 1996. During the three years since the Company's initial public offering of shares, net income increased at an average compound annual rate of 33%, and shareholders' equity increased from $9.3 million as of December 31, 1992 to $59.6 million as of December 31, 1996.

     While Crossmann's management is committed to growing the Company in a controlled and profitable manner, there are many factors outside the Company's control. The Company's business and the homebuilding industry in general are subject to changes in economic conditions, including but not limited to employment levels, interest rates, the availability of credit, and consumer confidence. The Company's success over the past several years has been influenced by a variety of factors including favorable economic conditions in its principal markets, the availability of capital for expansion, and low interest rates. To the extent these conditions do not continue, the Company's operating results may be adversely affected. The growth in the Company's sales is principally attributable to increased unit sales, as price increases have been moderate. Future increases in sales and profitability will be largely dependent upon the ability of management to expand the Company's operations in its current markets or in any new markets and continued control of operating costs.

     There can be no assurance that these trends will continue, nor can there be any assurance that the Company will be able to successfully transfer its business strategy to new market areas, that new markets will offer the opportunities and stability of the Company's existing markets, that government sponsored mortgage programs will not be changed or withdrawn, or that interest rates will not change substantially.



RESULTS  OF  OPERATIONS


     The following table sets forth certain data relating to the operations of the Company for the years ended December 31, 1994, 1995 and 1996:




                                                      December 31
                                                      ------------
                                                1994          1995          1996
                                         -----------  ------------  ------------

Closings (for the period ended)                1,073         1,675         2,068
Homes in backlog . . . . . . . . . . .           345           757         1,006
Aggregate sales value in backlog         $36,258,810  $ 79,598,550  $108,084,640
Average sales price of backlog.          $   105,098  $    105,150  $    107,440




     Management believes that a substantial portion of the homes in backlog at December 31, 1996 will be closed prior to June 30, 1997, but because of weather conditions, there can be no assurance as to the quarter in which such closings will occur.

YEAR  ENDED  DECEMBER  31,  1996  COMPARED  TO  YEAR  ENDED  DECEMBER 31, 1995

     Sales increased by $51.9 million, or approximately 29.2% in 1996 over 1995. Sales were higher primarily as a result of increased unit sales; 2,068 units were sold in 1996 compared to 1,675 in 1995. Sales were up in all divisions except Ft. Wayne where they were down slightly. Management attributes increased volume in its markets to aggressive marketing programs and to the comparatively high value of the product compared to others offered in the marketplace. Average selling price was also higher, $110,970 in 1996, compared to $106,024. The average selling price is higher because of the higher contribution of sales from Ohio. In Crossmann's Ohio markets, most new homes are sold with basements while in Indiana, most new homes are sold on a slab foundation. The market preference for basements causes a higher selling price in the Ohio divisions.

     Gross profit increased by $12.3 million, or approximately 35%, for the year, representing 20.9% of sales in 1996 as compared to 20.1% in 1995. The increase in gross profit as a percentage of sales is attributable in part to moderating interest rates resulting in lower contributions by the Company to
customers'  mortgage  loan  discount  points.    The  Company  is permitted to
contribute up to six percent of the selling price toward closing costs, origination fees, and discount points under FHA and VA financing rules, and is more likely to make such contributions during periods of volatile interest rates.

     Selling, general and administrative expenses increased as a percentage of sales from 9.6% in 1995 to 10.1% in 1996. Management believes that the increase reflects higher general and administrative expenses incurred by the newer homebuilding divisions in Southern Indiana and Louisville, Kentucky. Management believes that higher volume in these divisions in 1997 will help to offset this overhead in future periods.

     Due primarily to the increase in unit sales, income before income taxes for 1996 increased approximately $6 million over 1995, or 32.4%. This represents an increase from 10.5% of sales in 1995 to 10.7% of sales in 1996. Net income as a percentage of sales was 6.6% in 1996 compared to 6.3% in 1995.
 Net income increased $3.9 million or 36%. The Company's effective tax rate was 38.9% in 1996 as compared to 40.3% in 1995.


YEAR  ENDED  DECEMBER  31,  1995  COMPARED  TO  YEAR  ENDED  DECEMBER 31, 1994

     Sales increased by $65.5 million, or approximately 58% in 1995 over 1994, primarily as a result of increased unit sales; 1,675 units were sold in 1995 compared to 1,073 in 1994. Sales were up in all divisions except Lafayette where they were approximately flat. The Ft. Wayne and Cincinnati offices, in their first full year of operation, contributed 116 and 159 closings, respectively, compared with 12 and 13, respectively, in 1994. Management attributes increased volume in its markets to aggressive marketing programs and mortgage rate lock-ins provided to customers during a period of fluctuating interest rates in the early part of the year, and consumer confidence due to stable interest rates in the latter part of the year.

     Gross profit increased by $11.2 million, or approximately 46% for the year, representing 20.1% of sales in 1995 as compared to 21.8% in 1994. The decrease in gross profit as a percentage of sales is attributable in part to increased contributions by the Company to customers' mortgage loan discount points. The Company is permitted to contribute up to six percent of the selling price toward closing costs, origination fees, and discount points under FHA and VA financing rules, and is more likely to make such contributions during periods of volatile interest rates. It is likely the Company will continue to make this expenditure to retain customers, when interest rates fluctuate.

     Selling, general and administrative expenses decreased as a percentage of sales from 10.6% in 1994 to 9.6% in 1995. Management believes that the decrease reflects increased income from the new homebuilding divisions in Ft. Wayne and Cincinnati and Crossmann Mortgage Corp.; this higher income helps to offset their related selling, general, and administrative overhead.

     Due primarily to the increase in unit sales, income before income taxes for 1995 increased approximately $6 million over 1994, or 46%. This represents a decrease from 11.4% of sales in 1994 to 10.5% of sales in 1995. Net income as a percentage of sales was 6.3% in 1995 compared to 6.9% in 1994.
 Net income increased $3.4 million or 43%. The Company's effective tax rate was 40.3% in 1995 as compared to 39.4% in 1994.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At December 31, 1996, Crossmann had cash balances of $100,000. It is the Company's policy to minimize unemployed cash generated by operations. Crossmann Mortgage Corp. is required by the Department of Housing and Urban Development to have a minimum balance of cash or cash equivalents of $100,000.

     The Company's primary uses of capital are home construction costs and the purchase and development of land. Real estate inventories were approximately $113.2 million or 88% of total assets at December 31, 1996 compared to approximately $69.7 million or 83% of total assets at December 31, 1995. To assure the future availability of developed lots for next year's operations, from time to time in the normal course of business the Company contracts to purchase a portion of its developed lots from outside developers. Total commitments for these purchases was approximately $106 million at December 31, 1996. The purchases of these lots are subject to various conditions imposed on both the sellers and the Company. Capital is also used to add and improve equipment used in administering the business and for model home furnishings.

     During 1996, cash expenditures were financed with cash from operations and with borrowings from a $40 million unsecured line of credit with Bank One, Indianapolis N.A. and its participant, NBD, Indianapolis N.A. The line of credit bears interest at the bank's prime lending rate, but permits portions of the outstanding balance to be committed for fixed periods of time at a rate equal to LIBOR plus 2.4%. The credit facility matures March 31, 1998. For most of the year the Company also had in place $25,000,000 in senior notes, payable over nine years at an interest rate of 7.625%, held by the Minnesota Mutual Life Insurance Company and Combined Insurance Company of America. On December 21, 1996, the Company made its first scheduled reduction in the notes of $2,777,778.

     Both the note agreements and the bank line of credit require compliance with certain financial and operating covenants and place certain limitations on the Company's investments in land and unconsolidated joint ventures. They also limit payments of cash dividends by the Company.

     The notes and the modifications to the banks' credit agreement are expected to provide adequate liquidity for planned internal growth and capital expenditures. In the event that the Company seeks to accelerate growth through the acquisition of large parcels of land or of other homebuilders, additional capital may be necessary. The Company believes that such capital could be obtained from banks or other financing alternatives, from the issuance of additional shares, or from seller financing; however, there can be no assurances that the Company would be able to secure the necessary capital.


INFLATION  AND  EFFECTS  OF  CHANGING  PRICES

     The Company historically has been able to raise sales prices by amounts at least equal to its cost increases and accordingly has not experienced any detrimental effect from inflation.

     Housing demand, in general, is affected adversely by increases in interest rates. If mortgage interest rates increase significantly, the Company's sales of residential real estate could be adversely affected. In addition, gross profit and net income can be affected as well because Crossmann can assist buyers, subject to certain limitations by FHA and VA, by paying a portion of a customer's points and closing costs needed to help in securing a mortgage loan.
FUTURE  TRENDS

     Management believes the Company's profitability results in part from high volume production in its markets. In 1997, management will focus on building the kind of strong relationships with vendors and land sellers in its new markets in Ohio and Kentucky that it enjoys in its more established markets in central Indiana.

     Management views land acquisition and zoning as the greatest challenges to its business in years to come. The Company will continue to seek to maximize the value of each parcel it purchases so that it can continue to serve its core customer.

             ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Crossmann Communities, Inc.
                               and Subsidiaries

                  Index to Consolidated Financial Statements









Independent Auditors' Report                                                                 17-18
Consolidated Balance Sheets as of December 31, 1995 and 1996                                    19
Consolidated Statements of Income for the Years Ended December 31, 1994, 1995, and 1996         20
Consolidated Statements of Shareholders'  Equity for the Years Ended December 31, 1994,
    1995, and 1996                                                                              21
Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1995, and 1996     22
Notes to Consolidated Financial Statements                                                   23-29
-------------------------------------------------------------------------------------------  -----













INDEPENDENT  AUDITORS'  REPORT

Board  of  Directors  and  Shareholders
Crossmann  Communities,  Inc.

We have audited the accompanying consolidated balance sheets of Crossmann Communities, Inc. and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of income, shareholder's equity and cash flows for each of the two years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of the Company for the year ended December 31, 1994 were audited by other auditors whose report, dated February 1, 1995, except for the 1995 Transaction portion of Note 5 to the 1994 consolidated financial statements as to which the date was March 28, 1995, expressed an unqualified opinion on those consolidated statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 1995 and 1996 consolidated financial statements present fairly, in all material respects, the financial position of Crossmann Communities, Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31,1996 in conformity with generally accepted accounting principles.



DELOITTE  &  TOUCHE  LLP

Indianapolis,  Indiana
February  14,  1997













                        Report of Independent Auditors



The  Board  of  Directors  and  Shareholders
Crossmann  Communities,  Inc.



We have audited the accompanying consolidated statements of income, shareholder's equity, and cash flows of Crossmann Communities, Inc. for the
year  ended  December  31,  1994.    These  financial  statements  are  the
responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Crossmann Communities, Inc. for the year ended December 31, 1994, in conformity with generally accepted accounting principles.



                               ERNST  &  YOUNG    LLP


Indianapolis,  Indiana
February  1,  1995,  except  for  the  1995  Transaction
portion  of  Note  5  to  the  1994  financial  statements
as  to  which  the  date  is  March  28,  1995





                               Crossmann Communities, Inc
                                    and Subsidiaries

                              Consolidated Balance Sheets

                            as of December 31, 1995 and 1996



                                                                      1995          1996
                                                               -----------  ------------
ASSETS
   Cash and cash equivalents                                   $ 5,232,950  $    100,000
   Retainages                                                      604,973     1,151,700
   Real estate inventories                                      69,682,696   113,202,107
   Furniture and equipment, net                                  1,310,259     2,919,333
   Investments in joint ventures                                 1,172,289     3,404,742
   Goodwill, net                                                 2,898,722     2,737,328
   Other assets                                                  3,052,587     4,821,259
                                                               -----------  ------------
Total assets                                                   $83,954,476  $128,336,469
                                                               ===========  ============


LIABILITIES AND SHAREHOLDERS' EQUITY
   Accounts payable                                            $10,304,193  $ 14,110,634
   Accrued expenses and other liabilities                        3,966,255     5,250,256
   Notes payable                                                25,472,321    49,326,220
                                                               -----------  ------------
Total liabilities                                               39,742,769    68,687,110

Commitments and contingencies

Shareholders' equity:
   Preferred shares, without par value:
      Authorized shares - 10,000,000
      No shares issued and outstanding
   Common shares, without par value:
      Authorized shares - 30,000,000
      Issued and outstanding shares - 6,081,500 and 6,125,768
         at December 31, 1995 and 1996, respectively            24,028,879    24,400,903
   Retained earnings                                            20,182,828    35,248,456
                                                               -----------  ------------
Total shareholders' equity                                      44,211,707    59,649,359
                                                               -----------  ------------
Total liabilities and shareholders' equity                     $83,954,476  $128,336,469
                                                               ===========  ============



See  accompanying  notes.






                               Crossmann Communities, Inc.
                                    and Subsidiaries

                            Consolidated Statements of Income

                  for the Years Ended December 31, 1994, 1995 and 1996



                                                      1994           1995           1996
                                              -------------  -------------  -------------

Sales of residential real estate              $112,140,346   $177,589,906   $229,485,094
Cost of residential real estate sold            87,646,413    141,886,168    181,434,071
                                              -------------  -------------  -------------
Gross profit                                    24,493,933     35,703,738     48,051,023

Selling, general and administrative expenses    11,928,092     17,082,842     23,196,933
                                              -------------  -------------  -------------
Income from operations                          12,565,841     18,620,896     24,854,090

Other income, net                                  710,101        687,389        853,896
Interest expense                                  (485,246)      (678,095)    (1,039,251)
                                              -------------  -------------  -------------
                                                   224,855          9,294       (185,355)
                                              -------------  -------------  -------------
Income before income taxes                      12,790,696     18,630,190     24,668,735
Income taxes                                     5,040,187      7,518,778      9,603,107
                                              -------------  -------------  -------------
Net income                                    $  7,750,509   $ 11,111,412   $ 15,065,628
                                              =============  =============  =============

Net income per common share                   $       1.28   $       1.83   $       2.47



Weighted average number of common
  shares outstanding                             6,070,000      6,074,798      6,099,995
                                              =============  =============  =============



See  accompanying  notes.






                              Crossmann Communities, Inc.
                                   and Subsidiaries

                              Consolidated Statements of
                                 Shareholders' Equity

                 for the Years Ended December 31, 1994, 1995 and 1996




                                     Common     Shares        Retained
                                     ---------  ------------
                                     Shares     Amount        Earnings     Total
                                     ---------  ------------  -----------  ------------

Balance at January 1, 1994           6,070,000  $23,946,485   $ 1,320,907  $25,267,392
   Net income                                                   7,750,509    7,750,509
   Additional public offering costs                  (6,731)                    (6,731)
                                                ------------               ------------
Balance at December 31, 1994         6,070,000   23,939,754     9,071,416   33,011,170
   Net income                                                  11,111,412   11,111,412
   Sale of common shares                11,500       89,125                     89,125
                                     ---------  ------------               ------------
Balance at December 31, 1995         6,081,500   24,028,879    20,182,828   44,211,707
   Net income                                                  15,065,628   15,065,628
   Sale of common shares                44,268      372,024                    372,024
                                     ---------  ------------               ------------
 Balance at December 31, 1996        6,125,768  $24,400,903   $35,248,456  $59,649,359
                                     =========  ============  ===========  ============


See  accompanying  notes.






                                   Crossmann Communities, Inc.
                                        and Subsidiaries
                              Consolidated Statements of Cash Flows

            for the Years Ended December 31, 1994, 19945 and 1996 (See Notes 6 and 8)



                                                              1994           1995           1996
                                                      -------------  -------------  -------------
OPERATING ACTIVITIES:
Net income                                            $  7,750,509   $ 11,111,412   $ 15,065,628
Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
      Depreciation                                         271,599        397,769        539,443
      Amortization                                         161,694        161,696        161,394
      Deferred income taxes                                  2,353        (76,994)      (169,308)
      Cash provided (used) by changes in:

         Retainages                                         94,657       (342,678)      (525,387)
         Real estate inventories                       (19,691,238)   (15,015,713)   (37,567,373)
         Other assets                                     (711,198)      (340,196)    (1,001,198)
         Accounts payable                                  141,843      3,569,110      2,974,123
         Accrued expenses and other liabilities            548,329      2,240,414        530,734
                                                      -------------  -------------  -------------
Net cash provided (used) by operating activities       (11,431,452)     1,704,820    (19,991,944)

INVESTING ACTIVITIES:
Purchases of furniture and equipment                    (1,072,453)      (860,488)    (2,023,660)
Proceeds from disposition of furniture and equipment        13,128        380,000            -0-
Investments in joint ventures                             (125,211)      (734,500)    (2,206,582)
Business acquisition                                           -0-            -0-       (330,901)
                                                      -------------  -------------  -------------
Net cash used by investing activities                   (1,184,536)    (1,214,988)    (4,561,143)

FINANCING ACTIVITIES:
Proceeds from bank borrowings                           58,727,590     84,076,258    119,832,796
Principal payments on bank borrowings                  (46,642,156)   (99,631,250)   (97,534,584)
Payments on notes and long-term debt                           -0-            -0-     (3,250,099)
Proceeds from issue of senior notes                            -0-     25,000,000            -0-
Payment of deferred financing costs                            -0-       (263,926)           -0-
Payments on related party loan                          (3,114,003)    (4,527,089)           -0-
Proceeds from sale of common shares                                        89,125        372,024
Additional public offering costs                            (6,731)           -0-            -0-
                                                      -------------  -------------  -------------
Net cash provided by financing activities                8,964,700      4,743,118     19,420,137
                                                      -------------  -------------  -------------

Net increase (decrease) in cash and cash equivalents    (3,651,288)     5,232,950      5,132,950
Cash and cash equivalents at beginning of year           3,651,288                     5,232,950
                                                      -------------                 -------------
Cash and cash equivalents at end of year                       -0-   $  5,232,950   $    100,000
                                                      =============  =============  =============

See  accompanying  notes.



                         Crossmann Communities, Inc.
                               and Subsidiaries

                  Notes to Consolidated Financial Statements

             for the Years Ended December 31, 1994, 1995 and 1996


1.                    BASIS  OF  PRESENTATION

Crossmann  Communities,  Inc.  ("Crossmann"  or  the  "Company")  is  engaged primarily  in  the  development,  construction,  marketing  and  sale  of  new single-family homes for first time and first move-up buyers. The Company also acquires and develops land for construction of such homes and originates mortgage loans for the buyers. The Company operates in Indianapolis, Ft. Wayne, and Lafayette, Indiana; Cincinnati, Columbus and Dayton, Ohio; and Louisville, Kentucky.


2.                  SIGNIFICANT  ACCOUNTING  POLICIES

Principles  of  Consolidation.
The consolidated financial statements include the accounts of all wholly-owned subsidiaries. All significant intercompany accounts and transactions have
been  eliminated.    The  Company  also  owns  a  50%  interest  in  certain
unconsolidated joint ventures, which were accounted for using the equity method.

Accounting  Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Warranties are provided by the Company. Reserves of approximately $378,000 and $553,400 at December 31, 1995 and 1996, respectively, are recorded based on historical trends of expenses incurred for repairs. The amount of the warranty reserve is considered adequate; however, it is reasonably possible that the reserves may not be sufficient for future claims.

Cash  Equivalents
All highly liquid investments with maturities of three months or less when purchased are considered to be cash equivalents.

Real  Estate  Inventories
Real estate inventories are stated at the lower of cost (specific identification method) or net realizable value. In addition to direct land acquisition, land development and housing construction costs, inventory costs include interest, real estate taxes and related overhead costs of development and construction which are capitalized in inventory during the development and construction periods. Net realizable value represents estimates, based on management's present plans and intentions, of sale price less development and disposition cost, assuming that disposition occurs in the normal course of business.


Goodwill
Goodwill, which was recorded in the acquisition of Deluxe Homes of Columbus, Inc. and the minority interests in certain of the Deluxe Entities, is amortized over twenty years using the straight-line method. Accumulated amortization was approximately $352,400 and $513,800 at December 31, 1995 and 1996, respectively.

The  Company    adopted Statement of Financial Accounting  Standards No. 121,
Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS No. 121") in the fourth quarter of 1995. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company, using its best estimates based on reasonable and supportable assumptions and projections, has reviewed long-lived assets and certain identifiable intangibles to be held and used, and no impairment appears to exist as of December 31, 1996. Adopting SFAS No. 121 had no material effect on the 1995 consolidated financial statements.


Furniture  and  Equipment
Furniture and equipment are stated at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the respective assets ranging from 5 to 39 years. Accumulated depreciation is approximately $1,120,700 and $1,644,700 at December 31, 1995 and 1996,
respectively.      Repairs  and  maintenance  costs  are expensed as incurred.


Revenue  Recognition
Revenue is recognized upon a formal closing and as title to the property transfers to the buyer.


Income  Taxes
Deferred tax assets and liabilities are computed based on differences between the financial statement and income tax bases of assets and liabilities using the enacted tax rate. Deferred income tax expense or benefit is based on the change in assets and liabilities from period to period, subject to an ongoing assessment of realization.

Per  Share  Disclosures
Net income per common share is calculated based on the actual weighted average number of shares outstanding during the year. Common stock equivalents do not have a dilutive effect on net income per common share.



3.                    FINANCIAL  INSTRUMENTS

Statement of Financial Accounting Standards No. 107, Disclosure About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The following summarizes the estimated fair values of financial instruments and the major methods and assumptions used in estimating such amounts:

Short-term financial instruments are valued at their carrying amounts included in the consolidated balance sheets, which are reasonable estimates of fair value due to the relatively short period to maturity. This applies to cash and cash equivalents, retainages, certain other assets, accounts payable and certain other liabilities.

Debt with variable interest rates is valued at carrying amounts which approximate the fair value based on discounted future cash flows. The carrying amount of senior notes payable at December 31, 1996, approximates the fair value based upon debt instruments with similar terms and conditions.



4.                  REAL  ESTATE  INVENTORIES



Real  estate  inventories  at  December  31  consist  of:



                                             1995          1996
                                      -----------  ------------

Residential homes under construction  $34,808,900  $ 50,512,565
Land held for future development       10,297,886    16,644,887
Land under development                 15,606,514    30,639,075
Purchased developed lots                3,093,133     8,456,435
Homes held for resale                   1,301,469       939,770
Model homes                             4,574,794     6,009,375
                                      -----------  ------------
                                      $69,682,696  $113,202,107
                                      -----------  ------------



The Company occasionally purchases homes from customers to facilitate the sale of new homes. Such homes held for resale are recorded at the lower of cost or market.


5.                    INVESTMENTS  IN  UNCONSOLIDATED  JOINT  VENTURES




The  Company  has  entered  into  joint ventures with various land development contractors  and  owns  50%  or  less in each venture.  The joint ventures are
accounted  for  using  the  equity  method.    Aggregated  condensed financial
information  for  unconsolidated  joint  ventures  is  as  follows:



                   1994        1995        1996
             ----------  ----------  ----------

Revenue      $1,803,452  $   29,171  $  518,372
Expenses      1,496,514      27,007     487,938
             ----------  ----------  ----------
Net Income   $  306,938  $    2,164  $   30,434
             ==========  ==========  ==========

Assets       $1,772,338  $2,341,058  $7,962,009
Liabilities     896,760     726,250   3,627,019
             ----------  ----------  ----------
Equity       $  875,578  $1,614,808  $4,334,990
             ==========  ==========  ==========




Assets of the joint ventures consist primarily of developed lots, land under development and land held for future development. Revenue consists primarily of residential lot sales. Investments in joint ventures include accounts receivable from the joint ventures and certain lot deposits of approximately $365,000 and $1,312,000 in 1995 and 1996, respectively. The Company purchased lots from the joint ventures for $843,000 in 1994 and $217,000 in 1996.




6.                    CREDIT  ARRANGEMENTS



Notes  payable  consists  of  the  following  at  December  31:



                                                                                1995         1996
                                                                         -----------  -----------
Line of credit with banks, maximum $40,000,000, with interest payable on funds committed for fixed periods at LIBOR (5.5% at December 31,
 1996) plus 2.4% and on floating funds at the banks' prime rate (8.25%
 at December 31, 1996), maturing in March 1998.                          $       -0-  $25,842,000
Various notes payable repaid during 1996.                                    472,321          -0-
Various notes payable collateralized by land, with periodic principal payments, maturing from May 1997 through November 2000, and
 bearing interest at rates ranging from prime plus 1% to 8.25%.                  -0-    1,261,998

Senior notes payable, due December 2004 with annual principal payments of $2,777,777, and quarterly interest payments at 7.625% per
 annum.                                                                   25,000,000   22,222,222
                                                                         -----------  -----------
                                                                         $25,472,321  $49,326,220
                                                                         ===========  ===========




On December 22, 1995, the Company issued senior notes in the amount of $25 million, pari passu with its senior bank facility, payable over nine years with interest payable quarterly at 7.625%. Proceeds, net of deferred financing costs of approximately $264,000, were used to redeem outstanding subordinated notes and outstanding bank debt. Concurrent with the issue of the notes, the Company renegotiated its $40 million line of credit with the banks to make covenants consistent with its senior note agreement covenants and to extend the term to three years.

The senior note and line of credit agreements require a minimum current ratio, a minimum fixed charge coverage ratio, a maximum ratio of debt to tangible capital base, a maximum ratio of land to equity, and a maximum ratio of debt to a borrowing base derived from inventory levels. The senior note agreement requires a pre-payment premium in the event of early extinguishment of the debt. Additionally, both credit agreements limit investment in unconsolidated joint ventures, payments of cash dividends, and require express written consent of the lenders for certain transactions.

Interest capitalized during real estate development and construction was approximately $767,000, $1,299,700, and $2,155,400 for 1994, 1995, and 1996,
respectively.

Interest paid, including amounts capitalized, was approximately $1,427,000, $1,977,800 and $3,194,655 in 1994, 1995, and 1996, respectively. The weighted  average interest rate on borrowings outstanding at December 31, 1995
was  7.64%  and  7.83%    at  December  31,  1996.



Scheduled maturities of the notes payable for each of the five years and thereafter as of December 31, 1996 are as follows:



1997        $ 3,249,633
1998         29,209,921
1999          2,877,778
2000          2,877,778
2001          2,777,778
Thereafter    8,333,332
            -----------

            $49,326,220
            ===========



7.                  SHAREHOLDERS'  EQUITY

The Company has authorized 10,000,000 preferred shares which remain unissued at December 31, 1996. The Board of Directors of the Company has not yet determined the preferences, qualifications, relative voting or other rights of the authorized preferred shares.

The  Company  has  incentive  share  option  plans for employees and directors pursuant to which 625,000 shares are reserved. The options were issued at market prices on the grant date, became exercisable on the grant date or in some cases three years from the grant date, and expire ten years after the
grant  date.    Details  of  stock  options  are  as  follows:






                   Price per share      1994      1995      1996
                                     --------  --------  --------
Beginning Balance                     50,000   130,000   162,500
Options granted    $  7.75 - $17.75   90,000    74,000    60,500
Options exercised  $  7.75 -  $9.00            (11,500)  (24,208)
Options forfeited  $  7.75 - $17.75  (10,000)  (30,000)  (18,472)
                                     --------  --------  --------
Ending Balance                       130,000   162,500   180,300
                                     ========  ========  ========
Exercisable                          120,000   152,500   170,300
                                     ========  ========  ========



The  Company  applies  APB  Opinion  No.  25,  Accounting  for Stock Issued to
Employees, and related Interpretations in accounting for the plans. No compensation cost has been recognized for the plans because the stock options price is equal to fair value at the grant date. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and net income per share for the years ended December 31, 1995 and 1996 would have decreased to the pro forma amounts indicated below:







                             1995         1996
                      -----------  -----------
Net income
      As reported     $11,111,412  $15,065,628
      Pro forma       $10,978,736  $14,829,416
Net income per share
      As reported     $      1.83  $      2.47
      Pro forma       $      1.81  $      2.43



The fair value of the option grants are estimated on the date of grant using an option pricing model with the following assumptions: no dividend yield, risk-free interest rates of 6.07% to 7.13%, volatility of 39 to 42 and expected lives of five years. The pro forma amounts are not representative of the effects on reported net income for future years.


8.                    INCOME  TAXES



The reconciliation of  income taxes computed at the U.S. federal statutory tax rate to  income  tax  expense  for  the years ended December 31, 1994, 1995 and 1996 is:




                                                      1994        1995        1996
                                                ----------  ----------  -----------

Tax at U.S. statutory rate                      $4,348,837  $6,520,567  $8,634,057
State income taxes, net of federal tax benefit     643,227     931,510   1,233,437
Other, net                                          48,123      66,701    (264,387)
                                                ----------  ----------  -----------
                                                $5,040,187  $7,518,778  $9,603,107
                                                ==========  ==========  ===========





The following is a summary of the components of the provision for income taxes:



                                      1994        1995         1996
                                ----------  -----------  -----------
Current tax expense:
   Federal                      $4,063,248  $6,115,338   $8,014,453
   State                           974,586   1,480,434    1,757,962
                                ----------  -----------  -----------
                                 5,037,834   7,595,772    9,772,415
Deferred tax expense (benefit)       2,353     (76,994)    (169,308)
                                ----------  -----------  -----------
                                $5,040,187  $7,518,778   $9,603,107
                                ==========  ===========  ===========



Income taxes paid were $4,556,199, $6,233,382 and $7,570,365 during 1994, 1995 and  1996,  respectively.

Deferred income taxes result principally from temporary differences in the recognition of warranty expense for tax and financial reporting purposes. A deferred tax asset of approximately $157,000 at December 31, 1995 and $326,000 at December 31, 1996 is recorded for temporary differences. In the opinion of management, it is more likely than not that the deferred tax asset will be realized.


9.                    RELATED  PARTY  TRANSACTIONS

The Company is affiliated with several other companies, which have not been consolidated herein, through common ownership. Transactions with the related parties are made in the normal course of business.

Office  and  warehouse  space  at  the Company's headquarters is leased from a
related  party.    During 1994, 1995 and 1996 approximately $100,000, $222,800 and  $251,200,  respectively,  in  rental  payments  were  made.

Interest  paid  on  debt  from  related parties was approximately $611,900 and
$447,000    for  the  years  ended  December  31,  1994 and 1995 respectively.

Prior    to  1994 the Company sold new and existing homes to related parties.
Closing on sales of new and existing homes to related parties was $240,000 in 1994.


10.                  LEASES

The Company leases office and warehouse space, vehicles and office equipment pursuant to operating lease agreements expiring from May 1999 to May 2001. Annual minimum payments to be made to a related party incorporated in the amounts below range from $284,435 in 1997 to $5,160 in 2001.


Annual minimum operating lease payments due as of December 31, 1996 are as follows:



1997  $  552,133
1998     494,851
1999     256,474
2000     136,614
2001      26,360
      ----------
      $1,413,140
      ==========



Rent expense was approximately $236,200, $314,800 and $479,100 for 1994, 1995,
and  1996,  respectively.


11.                    EMPLOYEE  BENEFITS

The  Company's    defined  contribution savings plan covers substantially all employees of the Company. Participants are allowed to make nonforfeitable contributions up to limits established by the Internal Revenue Code. In 1995, the Company matched in cash 50% of the first 6% of compensation contributed by each participant, totalling $116,631. At December 31, 1995, the Company declared a discretionary contribution of an additional 5.7% of compensation, not to exceed 15% of all participants' compensation or $30,000 per individual. This contribution was $322,510.

 During 1996, the Company further amended the plan to permit investment by employees in Crossmann common shares. The Company registered the shares to be offered under the plan with the Securities Exchange Commission on Form S-8 on March 22, 1996. In 1996, as in 1995, the Company matched in cash 50% of the first 6% of compensation contributed by each participant, totalling $114,835.
 On December 31, 1996, the Company declared a discretionary profit sharing contribution of approximately $340,000 payable in the Company's common shares. This contribution was the maximum amount deductible by the Company under the rules set forth in section 404(a)(3) of the Internal Revenue Code.

Prior to 1995, the Company maintained a Simplified Employee Pension Plan for certain employees. This defined contribution plan covered employees at least 21 years of age who worked for the Company at least three years, and permitted discretionary contributions for eligible employees up to 15% of the first $150,000 of compensation per employee. The contribution for 1994 was $251,600.


12.            COMMITMENTS  AND  CONTINGENCIES

To assure the future availability of various developed lots, in the normal course of business, the Company has contracted to purchase developed lots. Total commitments for these purchases were approximately $106 million at December 31, 1996. The purchase of these lots is subject to various conditions imposed on both the sellers and the Company.

The Company from time to time is involved in routine litigation incidental to its business. The Company does not believe that any liabilities resulting from litigation to which it is a party will materially affect the Company's financial position and results of operations.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 25, 1995, Crossmann's Board of Directors dismissed Ernst & Young LLP as the Company's independent accountant. None of the reports of Ernst & Young LLP on the financial statements of the Company contained an adverse opinion or a disclaimer of opinion or were qualified or modified as to uncertainty, accounting scope or accounting principles. There was no disagreement between the Company and Ernst & Young LLP on any matter of accounting principle or practice, financial statement disclosure, or audit scope. On September 12, 1995, Deloitte & Touche LLP was engaged as principal accountant. Notice of this change was reported on Forms 8-K filed August 30, 1995 and September 12, 1995.

                                   PART III

ITEM  10.    DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  COMPANY.


                   The Directors, executive officers and certain significant employees of the Company are set forth in the following table.




                          Years with
Name                 Age  Company     Present Position(s)
John B. Scheumann     48          21  Chairman of the Board of Directors
                                      and Chief Executive Officer


Richard H. Crosser    58          24  President and Chief Operating Officer;
                                      Director

Jennifer A. Holihen   38          14  Chief Financial Officer; Treasurer;
                                      Secretary; Director
John M. Moody         58           5  Vice President and General Manager--
                                      Indianapolis Division
Charles F. Holle      56          14  Vice President and General Manager--
                                      Lafayette Division
Steven M. Dunn        43           3  Vice President and General Manager--
                                      Columbus Division
Lynn R. Cooper        57           8  Vice President and General Manager--
                                      Fort Wayne Division
Ronald W. Rooze       57           3  Vice President and General Manager--
                                      Cincinnati/Dayton Division

James C. Shook        65           3  Director

Larry S. Wechter      41           3  Director






     Mr. Scheumann has been the Company's Chairman of the Board of Directors and Chief Executive Officer since 1992 and has served as a senior executive officer since joining the Company in 1977. Before joining the Company, Mr. Scheumann was employed by National Homes Construction Corp. for three years in a variety of capacities, last serving as Division Controller for Multi-Family Construction.

     Mr. Crosser has been the Company's President and Chief Operating Officer since 1992 and serves on its Board of Directors and has served as a senior executive officer since joining the Company in 1974. Prior to 1974, Mr. Crosser was employed by National Homes Construction Corp. for 15 years in a variety of capacities, last serving as a regional manager of the company.

     Ms.  Holihen  has  been  the  Chief  Financial  Officer,  Secretary,  and
Treasurer since September 1993 and serves on its Board of Directors. Ms. Holihen served as controller for the Company from 1983 until 1993. Ms. Holihen is a Certified Public Accountant and received her MBA in accounting and management information systems from Indiana University in 1987.

      Mr. Moody joined the Company in 1992 and assumed responsibility for the entire Indianapolis Division in March 1994. From March 1990 to February 1992, Mr. Moody was the President and Chief Executive Officer of Southern Cross Lumber & Millwork Company. From October 1985 through March 1990, Mr. Moody was Vice President of Pease Co. From 1978 through 1985, Mr. Moody was a Vice President of National Homes Construction Corp.

     Mr.  Holle  has  been  the  General  Manager  of  the Company's Lafayette
Division since April 1995, prior to which he served as Sales Manager since 1983. Before joining the Company, Mr. Holle was a sales manager for General Homes of Lafayette, Indiana.

     Mr. Dunn has been the Company's Vice President and the General Manager of its Columbus, Ohio Division and the President of Crossmann Communities of Ohio, Inc. since October 1993. Mr. Dunn was the sole shareholder and president of Deluxe Homes of Columbus, Inc. from 1987 until the acquisition by the Company in 1993.

     Mr. Cooper established the Company's Ft. Wayne Division in March 1994. He was General Manager of the Company's Indianapolis division from March 1991 until March 1994 and a Project Manager in Indianapolis from November
1989 to March 1991. Prior to joining the Company, Mr. Cooper was General Manager for Equity Builders.

     Mr. Rooze has been the Company's Vice President and the General Manager of its Cincinnati, Ohio Division since May 1994. In 1996, he assumed added responsibilities for establishing the Dayton Division. Prior to joining the Company, Mr. Rooze was President and owner of Westron, Inc., a custom homebuilding and remodeling business in Washington D.C.

     Mr. Shook was elected to Crossmann's Board of Directors by the Board of Directors in March 1994. Mr. Shook is President of The Shook Agency, Inc., a real estate brokerage firm in Lafayette, Indiana specializing in commercial and industrial sales and leasing. Mr. Shook's other corporate affiliations include directorships of NBD Indiana, Inc., Indiana Energy Inc. (Indiana Gas Company), and Lafayette Life Insurance Company. Community service includes past and present directorships of The Indiana Chamber of Commerce, The Greater Lafayette Chamber of Commerce, Great Lafayette Progress, Inc., United Way, Lafayette Home Hospital, The Purdue Foundation, Dean's Advisory Committee, Krannert School of Management at Purdue University, Greater Lafayette Museum of Art, YWCA Foundation, and the Greater Lafayette Community Foundation.

     Mr. Wechter is one of the founders and the former President and director of ADESA Corporation. ADESA Corporation was once a publically held company; today it is a wholly owned subsidiary of Minnesota Power & Light (NYSE: MPL), a diversified utility based in Duluth, Minnesota. ADESA owns and operates auto auctions and performs related services throughout the United States and Canada. Mr. Wechter now serves as Managing Director of Monument Advisors, an investment bank based in Indianapolis and is a member of Eagle Investments I, LLC, a private investment company. Mr. Wechter was elected to Crossmann's Board of Directors on May 25, 1994.



 ITEM  11.    EXECUTIVE  COMPENSATION

     The following table sets forth the compensation earned by the Company's Chief Executive Officer and the Company's four other highest-paid executive officers for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended December 31, 1996, 1995, and 1994, respectively.


                                      Summary Compensation Table

                                       Annual  Compensation                                      Long
Term  Compensation



                                                           Other          Options/   All Other
                                       Salary    Bonus     Compensation   SARs       Compensation (1)
Name and Principal Position      Year       ($)       ($)            ($)        (#)               ($)
John B. Scheumann, Chairman      1996   166,000   249,000            508  None                 18,715
 and Chief Executive Officer     1995   157,500   157,500            925                       18,232
                                 1994   150,000   150,000          1,240                       22,500
Richard H. Crosser, President    1996   166,000   249,000          1,171  None                 18,715
 and Chief Operating Officer     1995   157,500   157,500          1,037                       18,232
                                 1994   150,000   150,000          1,045                       22,500
John M. Moody, Vice President    1996    82,500   125,000          2,075      5,000            18,715
 and General Manager,            1995    78,750   112,500          2,477     12,500            18,223
 Indianapolis Division           1994    75,000   102,500          2,970     10,000               -0-
Steve M. Dunn, Vice President    1996   100,320    60,000            614        -0-            18,715
 and General Manger, Columbus    1995   100,320       -0-            597        -0-            11,044
 Division                        1994   100,320    10,000            635        -0-             3,029
Ronald W. Rooze, Vice President  1996    80,000    80,000          1,464      5,000            18,715
 and General Manger, Cincinnati  1995    70,000    70,000          1,457     10,000            15,161
 Division                        1994    56,973    10,000            898      5,000               -0-



 (1)  Represents  contributions by the Company to the named individual's profit sharing pension plan.





Stock  Options

     The Company issued options to purchase 60,500 shares to employees on March 13, 1996 at an exercise price of $17.75 per share, which was the market price on the date of grant. Those options become exercisable at the issue date and expire 10 years after the date of grant.

     The following table sets forth the benefits allocated under the Outside Director Plan and the Employee Option Plan (collectively, the "Plans") for the fiscal year ended December 31, 1996 to each of the named executive officers; all current executive officers as a group; all current directors who are not executive officers as a group; and all employees, including all current officers who are not executive officers, as a group. The amount of such benefits are not necessarily indicative of the amounts that will be granted in the future. The closing sale price of a Common Share at the close of business on March 12, 1997 was $19.75.


                       Option Grants in Last Fiscal Year



                                              Employer         Outside Director

                                              Option Plan      Option Plan
Name                                          Number of Units  Number of Units

John B. Scheumann                                         -0-                --
Richard H. Crosser                                        -0-                --
John M. Moody                                           5,000                --
Steve M. Dunn                                             -0-                --
Ronald W. Rooze                                         5,000                --

All Other Executive Officers                           15,000                --
  as a Group

All Directors who are not Executive Officers                              2,000

All non-Executive Officers
  and Employee as a Group                             33,500*                --


     *  Options  to  purchase  58,500  shares  were granted under the Company's
Employee Stock Option plan on March 13, 1996. One employee forfeited his option grant of 5,000 shares by leaving the Company prior to exercising his
option.    Options  still  outstanding  from  the  1996  grant  total  53,500.



     The following table contains information concerning the grant of stock options under the Company's Employee Option Plan to the named executive officers and groups indicated. The table also lists potential realizable values of such options on the basis of assumed annual compounded appreciation rates of 5% and 10% over the life of the options, which are set at a maximum of 10 years.



                         Option  Grants  in  Last  Fiscal  Year





                                % of Total Options  Exercise
                    Options     Granted to          Price      Expiration
Name                Granted(#)  Employees in 1996   (S/share)  Date           5%($)    10%($)
John B. Scheumann          -0-                 -0-        ---         ---       ---       ---
Richard H. Crosser         -0-                 -0-        ---         ---       ---       ---
------------------
John M. Moody            5,000                   9      17.75    03/02/06   144,564   230,195
Steve N. Dunn              -0-                 -0-        ---         ---       ---       ---
Ronald W. Rooze          5,000                   9      17.75    03/02/96   144,564   230,195



     *    Options  to  purchase 58,500 shares were granted under the Company's Employee Stock
Option  plan  on  March  13,  1996.  One
 employee  forfeited  his  option  grant  of  5,000  shares  by  leaving the Company prior to
exercising  his  option.    Options  still  outstanding  from  the  1996  grant total 53,500.





     The  following  table  provides  information  with  respect to the named executive officers and groups indicated  concerning  the  unexercised  options  held  as  of  the  end  of  the  last  fiscal  year.




                                                                          Value of Unexercised Options at
                 Shares                                Number of Options  Yearend: Market Price of
                 Acquired on  Value Realized: Market   Unexercised at     17.00 - exercise price of $9.00,
Name             Exercise     Price of $17.00          December 31, 1996  9.50, $7.75 and $17.75


John M. Moody          2,191  $                37,247             25,000  $                         273,750
Steve M. Dunn             --                       --                 --                                 --
Ronald W. Rooze        4,000  $                68,000             16,000  $                         180,250
---------------  -----------  -----------------------  -----------------  ---------------------------------







Employment  Contracts

     On  September  1,  1993,  Crossmann   entered into a five-year employment
agreement with Steven M. Dunn, the sole shareholder of Deluxe Homes of Columbus, Inc. in connection with the acquisition of that company by Crossmann. Pursuant to the terms of this employment agreement, Mr. Dunn manages the Columbus division and serves as an officer of Crossmann and receives an annual salary of $100,000 and is permitted to participate in the Company's benefit plans, its bonus program and the Employee Option Plan.

Director  Compensation

     Non-employee members of the Board are each paid an annual retainer fee of $10,000 plus a fee of $500 per Board meeting, and are reimbursed for all out-of-pocket costs incurred in connection with their attendance at such meetings. Upon joining the Board, each non-employee Board member is eligible to receive a grant of an option to purchase 1,000 Common Shares pursuant to the Company's Outside Directors' Stock Option Plan.

      In 1996, James Shook and Larry Wechter each received the annual retainer and $500 for each of the four Board meetings they attended. Options to purchase 1,000 Crossmann shares were granted to James Shook and Larry Wechter upon the anniversary of their election to the Board of Directors.

Compensation  Committee  Interlocks  and  Insider  Participation

     Salaries, bonuses, profit sharing contributions to the pension plan and option grants are proposed by management and approved by the Compensation Committee. Messrs. Scheumann and Crosser, and Ms. Holihen do not participate in setting their personal salaries, bonuses or option grants.


 ITEM  12.    SECURITY  OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of the Company's Common Shares as of March 12, 1997 by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding shares of Common Shares of the Company, (ii) each director, (iii) each officer listed in the Summary Compensation Table in this Form 10-K and
(iv) all directors and executive officers as a group. All shares are subject to the named person's sole voting and investment power except where otherwise indicated.






                                                                               Percent of
                                                           Number of Shares    Common
Name (1)                                                   Beneficially Owned  Shares (2)
         John B. Scheumann, Chairman and CEO                        1,743,000        28.50
         Richard H. Crosser, President, COO, Director (3)           1,479,600        24.15
         Steve M. Dunn, Vice President                                 91,000         1.50
         James C. Shook, Director                                       5,000            *
         Larry S. Wechter, Director (4)                                 3,500            *
         John M. Moody, Vice President                                 11,591            *
         Ronald W. Rooze, Vice President                                4,000            *

         All directors and executive officers
 as a group (10 persons)                                            3,433,699        56.05


     *          Denotes  less  than  1%

 (1)    The  address of each beneficial owner is 9202 North Meridian Street, Indianapolis,
Indiana,  46260.
(2)    There  are  6,125,768  shares  issued  and  outstanding  at  March    12,  1997.
(3)    All  of  the  1,479,600  shares  owned beneficially by Mr. Crosser are owned by the
Richard  H.  Crosser Living Trust, arevocable trust established by Mr. Crosser on February
25,  1992.  The beneficiaries of the trust are Mr. Crosser's children.  Mr. Crosser is the trustee  of  the  trust.
(4)    Five  hunderd of the shares owned beneficially by Mr. Wechter are owned by the Penn
Meridian  Foundation,  a  trust    established  by Mr. Wechter on December 11, 1995.   Mr.
Wechter  and  Janis  Wechter  are  co-trustees  of    thet  trust.




ITEM  13.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The Company had business dealings with certain affiliates, including its Chairman of the Board and CEO, John B. Scheumann and its President and COO, Richard H. Crosser and entities with which they were affiliated prior to its initial public offering in October 1993. Since its initial public offering , the policy of the Company has been to require that such transactions be on terms not less favorable to the Company than reasonably available from unrelated third parties and that they be approved by a majority of the disinterested members of the Board of Directors of the Company.

      A summary of Certain Relationships and Related Transactions between the Company and affiliates that occurred after January 1, 1995 is set forth below.

     Previously taxed income. Prior to its initial public offering, Crossmann Communities, Inc. and the Deluxe Entities were treated as S Corporations. As a result, the net taxable incomes of the Deluxe Entities through October 25, 1993 were taxed, for federal and some state income tax purposes, directly to the individual shareholders. On October 26, 1993, Crossmann and all of the Deluxe Entities terminated their status as S Corporations and became C Corporations, thereafter subject to federal and state income taxes. Prior to the termination of S Corporation status, the Deluxe Entities distributed to their existing shareholders an amount equal to their previously taxed but undistributed S Corporation earnings and $886,000 in additional paid in capital originally invested by those shareholders. The aggregate amount distributed at closing was $12,634,826, $4,993,734 in cash and $7,641,092 in Subordinated Notes.

     The Subordinated Notes bore interest at 1.5% above the prime rate of Bank One, Indianapolis, N.A. which was 8.75% as of December 22, 1995, and were payable in four equal annual installments commencing on the first anniversary date of the closing of Crossmann's initial public offering. On December 22, 1995, the Company used a portion of proceeds of its senior note issue to repay the outstanding balance of the notes, then $2,684,726, with the approval of the non-employee members of the Company's Board of Directors.

     The Company and Messrs. Scheumann and Crosser are parties to a Tax Indemnification Agreement dated September 1, 1993, relating to their respective income tax liabilities. Subject to certain limitations, the agreement generally provides that Messrs. Scheumann and Crosser will be indemnified by the Company and the Company will be indemnified by Messrs. Scheumann and Crosser with respect to certain federal and state income taxes (plus interest and penalties) shifted between Messrs. Scheumann and Crosser and the Company for taxable years ending either before or after the closing of the initial public offering as a result of adjustments to tax returns of Messrs. Scheumann and Crosser and the Company, plus any taxes on such payments, based on a blended tax rate. The income and expenses, and the related distributions, of the Company for fiscal 1993 were determined by an allocation based on a closing of the books of the Company as of the closing of the initial public offering on October 25, 1993.

     Lease of Office Space. The Company leases approximately 20,000 square feet of office space for its headquarters, and an additional 4,000 square feet for its mortgage brokerage subsidiary, and 5,000 square feet of warehouse space at 9202 North Meridian Street in Indianapolis, Indiana from Pinnacle Properties LLC, an entity owned by principal shareholders John B. Scheumann and Richard H. Crosser. The monthly rent on these leases is $23,703. The Company relocated its headquarters to this building in May 1994.


                                    PART IV

ITEM  14.    EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents  filed  with  this Report.  See Index to Consolidated Financial
Statements included in this report.         See Item 14(d) for an index of the
supplementary  financial  statement  schedule  included  in  this  report.


(b)  Reports  on  Form  8-K.    None.


(c)  Exhibits.    There  are included in this report or incorporated by reference the following exhibits.





Exhibit Number  Description of Exhibit

3.1             Amended and restated Articles of Incorporation of Crossmann Communities,
                Inc.  (Incorporated by reference to Exhibit 3.1 to Form S-1 Registration
                Statement No. 33-68396.)
3.2             Bylaws of Crossmann Communities, Inc.  (Incorporated by reference to Exhibit
                3.2 to Form S-1 Registration Statement No. 33-68396.)
4.1             Specimen Share Certificate for Common Shares.  (Incorporated by reference to Exhibit 2.9 to Form S-1 Registration Statement No. 33-68396.)
10.1            Tax Indemnification Agreement dated September 1, 1993, among Crossmann
                Communities, Inc., John Scheumann and Richard H. Crosser, as sole trustee of the Richard H. Crosser Living Trust.  (Incorporated by reference to Exhibit
                10.1 to Form S-1 Registration Statement No. 33-68396.)
10.2            1993 Outside Director Stock Option Plan.  (Incorporated by reference to
                Exhibit 10.2 to Form S-1 Registration Statement No. 33-68396.)
10.3            1993 Employee Stock Option Plan.  (Incorporated by reference to Exhibit 10.3 to Form S-1 Registration Statement No. 33-68396.)
10.4            Partnership Agreement of Mark Anthony Partnership, dated April 17, 1991.
                (Incorporated by reference to Exhibit 10.6 to Form S-1 Registration Statement
                No. 33-68396.)
10.8            Form of Subordinated Note issued to John Schuemann and Richard H. Crosser, as sole trustee of the Richard H. Crosser Living Trust.  (Incorporated by
                reference to Exhibit 10.10 to Form S-1 Registration Statement No. 33-68396.)
10.10           Share Purchase Agreement, dated October 7, 1993, by and among John
                Scheumann, Richard Crosser and Crossmann Communities, Inc. (Incorporated
                by reference to Exhibit 10.12 to Form S-1 Registration Statement No. 33-
                                                                                        68396.)
10.14           Employee Stock Option Agreement, dated December 16, 1993 by and between
                Crossmann Communities, Inc. and John Moody.  (Incorporated by reference to Exhibit 10.14 to Form 10-K dated March 24, 1994.)
10.17           Employee Stock Option Agreement, dated June 28, 1994 by and between
                Crossmann Communities, Inc. and John Moody.  (Incorporated by reference to Exhibit 10.17 to Form 10-K dated March 24, 1995.)
10.20           Director Stock Option Agreement, dated May 25, 1994 by and between
                Crossmann Communities, Inc. and James C. Shook.  (Incorporated by
                reference to Exhibit 10.20 to Form 10-K dated March 24, 1995.)
10.21           Director Stock Option Agreement, dated May 25, 1994 by and between
                Crossmann Communities, Inc. and Larry S. Wechter.  (Incorporated by
                reference to Exhibit 10.21 to Form 10-K dated March 24, 1995.)
10.26           Non-standardized Joinder Agreement for McCready and Keene, Inc. 401(k)
                Basic Regional Prototype Plan (with Revised Options) for Crossmann
                Communities, Inc.  (Incorporated by reference to Exhibit 10.26 to Form 10-Q dated May 10, 1995.)
10.27           McCready and Keene, Inc. 401(k) Basic Regional Prototype Plan Basic Plan
                Document #03.  (Incorporated by reference to Exhibit 10.27 to Form 10-Q dated May 10, 1995.)
10.28           Trust Agreement for Crossmann Communities, Inc. 401(k) Profit Sharing Plan,
                by and between Crossmann Communities, Inc. and Richard H. Crosser, John
                Scheumann, and Jennifer Holihen, Trustees.  (Incorporated by reference to
                Exhibit 10.28 to Form 10-Q dated May 10, 1995.)
10.31           Employee Stock Option Agreement, dated June 28, 1994 by and between
                Crossmann Communities, Inc. and Ronald W. Rooze.  (Incorporated by
                reference to Exhibit 10.31 to Form 10-K dated March 20, 1996.)
10.32           Employee Stock Option Agreement, dated March 2, 1995 by and between
                Crossmann Communities, Inc. and John Moody.  (Incorporated by reference to Exhibit 10.35 to Form 10-K dated March 20, 1996.)
10.34           Employee Stock Option Agreement, dated March 2, 1995 by and between
                Crossmann Communities, Inc. and Ronald W. Rooze.  (Incorporated by
                reference to Exhibit 10.34 to Form 10-K dated March 20, 1996.)

10.35           Director Stock Option Agreement, dated May 18, 1995 by and between
                Crossmann Communities, Inc. and James C. Shook.  (Incorporated by
                reference to Exhibit 10.35 to Form 10-K dated March 20, 1996.)
10.36           Director Stock Option Agreement, dated May 18, 1995 by and between
                Crossmann Communities, Inc. and Larry S. Wechter.  (Incorporated by
                reference to Exhibit 10.36 to Form 10-K dated March 20, 1996.)
10.37           Note Agreement dated as of December 19, 1995, $25,000,000 7.625% Senior
                Notes due December 19, 2004, by Crossmann Communities, Inc. et al.
                (Incorporated by reference to Exhibit 10.37 to Form 10-K dated March 20, 1996.)
10.38           7.625% Senior Note due December 19, 2004, issued to Combined Insurance
                Company of America by Crossmann Communities, Inc. et al.  (Incorporated
                by reference to Exhibit 10.39 to Form 10-K dated March 20, 1996.)
10.39           7.625 % Senior Note due December 19, 2004, issued to The Minnesota Mutual
                Life Insurance Company by Crossmann Communities, Inc. et al.  (Incorporated
                by reference to Exhibit 10.39 to Form 10-K dated March 20, 1996.)
10.4            Amended and Restated Credit Agreement, dated December 22, 1995, by and between Crossmann Communities, Inc. and Bank One, Indianapolis, N.A.
                (Incorporated by reference to Exhibit 10.40 to Form 10-K dated March 20,
                                                                                         1996.)
10.43           Employee Stock Option Agreement, dated March 13, 1996 by and between
                Crossmann Communities, Inc. and John Moody.
10.44           Employee Stock Option Agreement, dated March 13, 1996 by and between
                Crossmann Communities, Inc. and Ronald W. Rooze.
10.45           Director Stock Option Agreement, dated March 13, 1996 by and between
                Crossmann Communities, Inc. and Larry S. Wechter.
10.46           Director Stock Option Agreement, dated March 13, 1996 by and between
                Crossmann Communities, Inc. and James C. Shook.
11.1            Computation of Per Share Net Income for the Year Ended December 31, 1996.

16.1            Letter from Ernst & Young to Securities and Exchange Commission, dated
                September 5, 1995, regarding a change in Registrant's certifying accountants.
                (Incorporated by reference to Exhibit A to Form 8-K filed with the Securities and Exchange Commission September 12, 1995.)
19.1            Lease by and between Pinnacle Properties LLC ("Landlord") and Crossmann
                Communities, Inc. ("Tenant"), 9202 North Meridian Street, Suite 300,
                Indianapolis, Indiana 46260, executed April 18, 1994.  (Incorporated by reference as Exhibit 19.1 to Form 10-Q filed with the Securities and Exchange
                Commission August 12, 1994.)
21.1            Subsidiaries of the registrant.  (Incorporated by reference to Exhibit 21.1 to
                Form S-1 Registration Statement No. 33-68396.)
23.1            Consent of Deloitte & Touche LLP.
23.2            Consent of Ernst & Young LLP.
27.3            Financial Data Schedule for the year ended December 31, 1996.





                                  SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CROSSMANN  COMMUNITIES,  INC.

                         By  /s/  John  B.  Scheumann
                         Chairman  and  Chief  Executive  Officer


Dated:    March  12,1997



     Pursuant  to  the  requirements of   the Securities Exchange Act of 1934,
this  report    been  signed  below  by the following persons on behalf of the registrant  and  in  the  capacities  on  the  dated  indicated.






Signature                Title                               Date
/s/ John B. Scheumann    Chairman of the Board of
                         Directors; Chief Executive Officer  March 12, 1997
/s/ Richard H. Crosser   Director; President and Chief
                         Operating Officer                   March 12, 1997
/s/ Jennifer A. Holihen  Director; Chief Financial Officer;
                         Treasurer; Secretary; Principal
                         Financial and Accounting Officer    March 12, 1997
/s/ James C. Shook       Director                            March 12, 1997
/s/ Larry S. Wechter     Director                            March 12, 1997
-----------------------  ----------------------------------  --------------












Exhibit  10.43

                         CROSSMANN COMMUNITIES,  INC.

                        EMPLOYEE STOCK OPTION AGREEMENT

     THIS AGREEMENT made this thirteenth day of March, by and between Crossmann Communities, Inc., an Indiana corporation (the "Company") and John
M. Moody (the "Optionee"), pursuant to the terms, conditions and limitations contained in the Employee Stock Option Plan, attached hereto and made a part hereof and as it may be amended from time to time hereafter (the "Plan");

     WHEREAS, the Board has determined that it is in the best interest of the Company and appropriate to the stated purposes of the Plan, that the Company grant to the Optionee an option to purchase shares of Common Stock of the Company pursuant to the terms and conditions of the Plan and this Agreement,

     NOW,  THEREFORE, the Company and the Optionee do hereby agree as follows:

     1. Grant of Option. The Company hereby grants to the Optionee the right and option to purchase, pursuant to the terms and conditions contained herein and in the Plan, all or any part of an aggregate of 5,000 shares of the Common Stock of the Company (the "Option").

     2. Option Price. The Option price hereunder is $17.75 per share (the "Option Price") which Option Price is equal to one hundred percent (100%) of the fair market value of the Common Stock on the date of grant of the Option (the "Grant Date") under this Agreement, as determined under the terms of the Plan.

     3. Exercise of Option. The Option shall be exercisable as of March 13, 1996, and shall continue to be exercisable subject to the provisions of
Section 4, 6 and 7, until the tenth anniversary of the Grant Date (the "Expiration Date").

          (a) Method of Exercise. The Option shall be exercised by written notice, which shall:

               (i) state the election to exercise the Option, the number of shares inrespect of which it is being exercised, the person(s) in whose name(s) the stock certificate(s) for such shares is (are) to be registered, including pertinent address(es) and Social Security Number(s);

               (ii) contain such representations and agreements, if any, as may be required by the Company's counsel relative to the holder's investment intent regarding such shares;

               (iii)          be  signed  by  the  Optionee;  and

               (iv) be in writing and delivered in person or by certified mail to the Chairman of the Board of the Company.

          The Option may not be exercised if the issuance of the shares upon such exercise could constitute a violation of any applicable Federal or state securities or other law or valid regulation. As a condition to his exercise of the Option, the Company may require the person exercising the Option to make any representation or warranty to the Company as may be required by any applicable law or regulation.

          (b) Payment Upon Exercise of Option. Payment of the full Option Price for shares upon which the Option is exercised shall accompany the written notice of exercise described above. The Company shall cause to be issued and delivered to the Optionee the certificate(s) representing such shares as soon as practicable following the receipt of the notice and payment described above.

          (c) Limitation on Exercise of Option. Notwithstanding any other provision of this Agreement to the contrary, the aggregate fair market value (determined as of the Grant Date) of the Common Stock of the Company with respect to which the Option is exercisable for the first time during any calendar year, under all such incentive stock option plans (as defined in Code
Section 422A) of the Company and any parent or subsidiary corporations shall not exceed One Hundred Thousand Dollars ($100,000.00).
          (d) No Obligation to Exercise Option. This grant of options shall impose no obligation upon the Optionee to exercise any such Options.

     4. Nontransferability of Option. The Option shall not be transferable or assignable by the Optionee. The Option shall be exercisable, during the Optionee's lifetime, only by him or her. The Option shall not be pledged or hypothecated in any way, and shall not be subject to execution, attachment or similar process. Any attempted transfer, assignment, pledge, hypothecation or other disposition of the Option contrary to the provisions hereof, and the levy of any process upon the Option, shall be null, void and without effect.

     5. Termination of Employment. In the event Optionee shall cease to be employed by the Company, all options granted to the Optionee under this Agreement shall terminate immediately as to the unexercised portion thereof. In the event of the death of an Optionee while in employ of the Company, the Optionee's personal representative shall have the right subject to Section 3 of this Agreement and the Plan, to exercise any and all Options which could have been exercised on the date of death, at any time within twelve months from the date of death.

     6. Effect of Amendment, Suspension or Termination of Existing Options. No amendment, suspension or termination of the Plan shall, without the Optionee's consent, alter or impair any of the rights or obligations of the Company or the Optionee with respect to the Option granted under the terms of this Agreement.

     7. Restrictions on Issuing Shares. The Company's shares shall not be issued pursuant to the exercise of the Option unless the transferability of the shares so issued and/or the actual issuance of the shares comply with all relevant provisions of law, including but not limited to, the (i) limitations, if any, imposed by the Sate of Indiana, (ii) restrictions, if any, imposed by the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated by the United States Securities and Exchange Commission thereunder, and (iii) requirements of any stock exchange upon which the shares may then be listed. The Board of Directors, shall, in its sole discretion, determine if such restrictions or such issuance of shares so complies with all relevant provisions of law.

          (a) Withholding of Taxes. Shares shall not be issued upon exercise of the Option unless and until withholding tax, if any, or other withholding liabilities, if any, imposed by any governmental entity have, in the opinion of the Board of Directors, been satisfied or provision for their satisfaction has been made.

          (b) Other Restrictions. The Board of Directors may at the time shares are actually issued pursuant to the exercise of the Option, place such further restrictions on the transferability of any shares of Common Stock to be issued to the Optionee upon the exercise of the Option as the Board, in its sole discretion, determines to be reasonable, appropriate or necessary.

          (c) No Rights Vested as a Shareholder. The Optionee and/or his successor in interest shall not have any of the rights of a shareholder of the Company by reason of the grant of the Option until such Option is exercised and optioned shares are issued pursuant to such Option.

     8.          Adjustments.    In the event of any Company recapitalization,
dissolution, liquidation or reorganization, the adjustments described under the terms of the Plan shall be applied.

     9. Acknowledgment. The Optionee acknowledges receipt of a copy of the Plan, a copy of which is attached hereto, and represents that Optionee is familiar with the terms and provisions thereof, and hereby accepts this Option subject to all the terms and provisions thereof. Optionee hereby agrees to accept as binding, conclusive and final all decisions or interpretations of the Board upon any questions arising under the Plan.

     IN WITNESS WHEREOF, the Company, by its authorized representative, and the Optionee have entered into this Agreement on the date first written above.

CROSSMANN  COMMUNITIES,  INC.:                              OPTIONEE:


By:  /s/  Richard  H.  Crosser                           By: /s/ John M. Moody
Richard  H.  Crosser,  President                       John M. Moody, Optionee


Exhibit  10.44

                         CROSSMANN COMMUNITIES,  INC.

                        EMPLOYEE STOCK OPTION AGREEMENT

     THIS AGREEMENT made this thirteenth day of March, by and between Crossmann Communities, Inc., an Indiana corporation (the "Company") and Ronald
W. Rooze (the "Optionee"), pursuant to the terms, conditions and limitations contained in the Employee Stock Option Plan, attached hereto and made a part hereof and as it may be amended from time to time hereafter (the "Plan");

     WHEREAS, the Board has determined that it is in the best interest of the Company and appropriate to the stated purposes of the Plan, that the Company grant to the Optionee an option to purchase shares of Common Stock of the Company pursuant to the terms and conditions of the Plan and this Agreement,

     NOW,  THEREFORE, the Company and the Optionee do hereby agree as follows:

     1. Grant of Option. The Company hereby grants to the Optionee the right and option to purchase, pursuant to the terms and conditions contained herein and in the Plan, all or any part of an aggregate of 5,000 shares of the Common Stock of the Company (the "Option").

     2. Option Price. The Option price hereunder is $17.75 per share (the "Option Price") which Option Price is equal to one hundred percent (100%) of the fair market value of the Common Stock on the date of grant of the Option (the "Grant Date") under this Agreement, as determined under the terms of the Plan.

     3. Exercise of Option. The Option shall be exercisable as of March 13, 1996, and shall continue to be exercisable subject to the provisions of
Section 4, 6 and 7, until the tenth anniversary of the Grant Date (the "Expiration Date").

          (a)          Method  of  Exercise.  The Option shall be exercised by
written  notice,          which  shall:

               (i) state the election to exercise the Option, the number of shares inrespect of which it is being exercised, the person(s) in whose name(s) the stock certificate(s) for such shares is (are) to be registered, including pertinent address(es) and Social Security Number(s);

               (ii) contain such representations and agreements, if any, as may be required by the Company's counsel relative to the holder's investment intent regarding such shares;

               (iii)          be  signed  by  the  Optionee;  and

               (iv) be in writing and delivered in person or by certified mail to the Chairman of the Board of the Company.

          The Option may not be exercised if the issuance of the shares upon such exercise could constitute a violation of any applicable Federal or state securities or other law or valid regulation. As a condition to his exercise of the Option, the Company may require the person exercising the Option to make any representation or warranty to the Company as may be required by any applicable law or regulation.

          (b) Payment Upon Exercise of Option. Payment of the full Option Price for shares upon which the Option is exercised shall accompany the written notice of exercise described above. The Company shall cause to be issued and delivered to the Optionee the certificate(s) representing such shares as soon as practicable following the receipt of the notice and payment described above.

          (c) Limitation on Exercise of Option. Notwithstanding any other provision of this Agreement to the contrary, the aggregate fair market value (determined as of the Grant Date) of the Common Stock of the Company with respect to which the Option is exercisable for the first time during any calendar year, under all such incentive stock option plans (as defined in Code
Section 422A) of the Company and any parent or subsidiary corporations shall not exceed One Hundred Thousand Dollars ($100,000.00).

          (d) No Obligation to Exercise Option. This grant of options shall impose no obligation upon the Optionee to exercise any such Options.
     4. Nontransferability of Option. The Option shall not be transferable or assignable by the Optionee. The Option shall be exercisable, during the Optionee's lifetime, only by him or her. The Option shall not be pledged or hypothecated in any way, and shall not be subject to execution, attachment or similar process. Any attempted transfer, assignment, pledge, hypothecation or other disposition of the Option contrary to the provisions hereof, and the levy of any process upon the Option, shall be null, void and without effect.

     5. Termination of Employment. In the event Optionee shall cease to be employed by the Company, all options granted to the Optionee under this Agreement shall terminate immediately as to the unexercised portion thereof. In the event of the death of an Optionee while in employ of the Company, the Optionee's personal representative shall have the right subject to Section 3 of this Agreement and the Plan, to exercise any and all Options which could have been exercised on the date of death, at any time within twelve months from the date of death.

     6. Effect of Amendment, Suspension or Termination of Existing Options. No amendment, suspension or termination of the Plan shall, without the Optionee's consent, alter or impair any of the rights or obligations of the Company or the Optionee with respect to the Option granted under the terms of this Agreement.

     7. Restrictions on Issuing Shares. The Company's shares shall not be issued pursuant to the exercise of the Option unless the transferability of the shares so issued and/or the actual issuance of the shares comply with all relevant provisions of law, including but not limited to, the (i) limitations, if any, imposed by the Sate of Indiana, (ii) restrictions, if any, imposed by the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated by the United States Securities and Exchange Commission thereunder, and (iii) requirements of any stock exchange upon which the shares may then be listed. The Board of Directors, shall, in its sole discretion, determine if such restrictions or such issuance of shares so complies with all relevant provisions of law.

          (a) Withholding of Taxes. Shares shall not be issued upon exercise of the Option unless and until withholding tax, if any, or other withholding liabilities, if any, imposed by any governmental entity have, in the opinion of the Board of Directors, been satisfied or provision for their satisfaction has been made.

          (b) Other Restrictions. The Board of Directors may at the time shares are actually issued pursuant to the exercise of the Option, place such further restrictions on the transferability of any shares of Common Stock to be issued to the Optionee upon the exercise of the Option as the Board, in its sole discretion, determines to be reasonable, appropriate or necessary.

          (c) No Rights Vested as a Shareholder. The Optionee and/or his successor in interest shall not have any of the rights of a shareholder of the Company by reason of the grant of the Option until such Option is exercised and optioned shares are issued pursuant to such Option.

     8.          Adjustments.    In the event of any Company recapitalization,
dissolution, liquidation or reorganization, the adjustments described under the terms of the Plan shall be applied.

     9. Acknowledgment. The Optionee acknowledges receipt of a copy of the Plan, a copy of which is attached hereto, and represents that Optionee is familiar with the terms and provisions thereof, and hereby accepts this Option subject to all the terms and provisions thereof. Optionee hereby agrees to accept as binding, conclusive and final all decisions or interpretations of the Board upon any questions arising under the Plan.

     IN WITNESS WHEREOF, the Company, by its authorized representative, and the Optionee have entered into this Agreement on the date first written above.

CROSSMANN  COMMUNITIES,  INC.:                              OPTIONEE:


By:  /s/Richard  H.  Crosser                            By: /s/Ronald W. Rooze
Richard  H.  Crosser,  President                     Ronald W. Rooze, Optionee


Exhibit  10.45

                         CROSSMANN COMMUNITIES,  INC.

                    OUTSIDE DIRECTOR STOCK OPTION AGREEMENT

     THIS AGREEMENT made this thirteenth day of March, by and between Crossmann Communities, Inc., an Indiana corporation (the "Company") and Larry
S. Wechter (the "Optionee"), pursuant to the terms, conditions and limitations contained in the Outside Director Stock Option Plan, attached hereto and made a part hereof and as it may be amended from time to time hereafter (the "Plan");

     WHEREAS, the Board has determined that it is in the best interest of the Company and appropriate to the stated purposes of the Plan, that the Company grant to the Optionee an option to purchase shares of Common Stock of the Company pursuant to the terms and conditions of the Plan and this Agreement,

     NOW,  THEREFORE, the Company and the Optionee do hereby agree as follows:

     1. Grant of Option. The Company hereby grants to the Optionee the right and option to purchase, pursuant to the terms and conditions contained herein and in the Plan, all or any part of an aggregate of 1,000 shares of the Common Stock of the Company (the "Option").

     2. Option Price. The Option price hereunder is $17.75 per share (the "Option Price") which Option Price is equal to one hundred percent (100%) of the fair market value of the Common Stock on the date of grant of the Option (the "Grant Date") under this Agreement, as determined under the terms of the Plan.

     3. Exercise of Option. The Option shall be exercisable as of March 13, 1996, and shall continue to be exercisable subject to the provisions of
Section 4, 6 and 7, until the tenth anniversary of the Grant Date (the "Expiration Date").

          (a) Method of Exercise. The Option shall be exercised by written notice, which shall:

               (i) state the election to exercise the Option, the number of shares in respect of which it is being exercised, the person(s) in whose name(s) the stock certificate(s) for such shares is (are) to be registered, including pertinent address(es) and Social Security Number(s);

               (ii) contain such representations and agreements, if any, as may be required by the Company's counsel relative to the holder's investment intent regarding such shares;

               (iii)          be  signed  by  the  Optionee;  and

               (iv) be in writing and delivered in person or by certified mail to the Chairman of the Board of the Company.

          The Option may not be exercised if the issuance of the shares upon such exercise could constitute a violation of any applicable Federal or state securities or other law or valid regulation. As a condition to his exercise of the Option, the Company may require the person exercising the Option to make any representation or warranty to the Company as may be required by any applicable law or regulation.

          (b) Payment Upon Exercise of Option. Payment of the full Option Price for shares upon which the Option is exercised shall accompany the written notice of exercise described above. The Company shall cause to be issued and delivered to the Optionee the certificate(s) representing such shares as soon as practicable following the receipt of the notice and payment described above.

          (c) Limitation on Exercise of Option. Notwithstanding any other provision of this Agreement to the contrary, the aggregate fair market value (determined as of the Grant Date) of the Common Stock of the Company with respect to which the Option is exercisable for the first time during any calendar year, under all such incentive stock option plans (as defined in Code
Section 422A) of the Company and any parent or subsidiary corporations shall not exceed One Hundred Thousand Dollars ($100,000.00).

          (d) No Obligation to Exercise Option. This grant of options shall impose no obligation upon the Optionee to exercise any such Options.

     4. Nontransferability of Option. The Option shall not be transferable or assignable by the Optionee. The Option shall be exercisable, during the Optionee's lifetime, only by him or her. The Option shall not be pledged or hypothecated in any way, and shall not be subject to execution, attachment or similar process. Any attempted transfer, assignment, pledge, hypothecation or other disposition of the Option contrary to the provisions hereof, and the levy of any process upon the Option, shall be null, void and without effect.

     5. Termination of Employment. In the event Optionee shall cease to be employed by the Company, all options granted to the Optionee under this Agreement shall terminate immediately as to the unexercised portion thereof. In the event of the death of an Optionee while in employ of the Company, the Optionee's personal representative shall have the right subject to Section 3 of this Agreement and the Plan, to exercise any and all Options which could have been exercised on the date of death, at any time within twelve months from the date of death.

     6. Effect of Amendment, Suspension or Termination of Existing Options. No amendment, suspension or termination of the Plan shall, without the Optionee's consent, alter or impair any of the rights or obligations of the Company or the Optionee with respect to the Option granted under the terms of this Agreement.

     7. Restrictions on Issuing Shares. The Company's shares shall not be issued pursuant to the exercise of the Option unless the transferability of the shares so issued and/or the actual issuance of the shares comply with all relevant provisions of law, including but not limited to, the (i) limitations, if any, imposed by the Sate of Indiana, (ii) restrictions, if any, imposed by the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated by the United States Securities and Exchange Commission thereunder, and (iii) requirements of any stock exchange upon which the shares may then be listed. The Inside Directors, shall, in its sole discretion, determine if such restrictions or such issuance of shares so complies with all relevant provisions of law.

          (a) Withholding of Taxes. Shares shall not be issued upon exercise of the Option unless and until withholding tax, if any, or other withholding liabilities, if any, imposed by any governmental entity have, in the opinion of the Inside Directors, been satisfied or provision for their satisfaction has been made.

          (b) Other Restrictions. The Inside Directors may at the time shares are actually issued pursuant to the exercise of the Option, place such further restrictions on the transferability of any shares of Common Stock to be issued to the Optionee upon the exercise of the Option as the Board, in its sole discretion, determines to be reasonable, appropriate or necessary.

          (c) No Rights Vested as a Shareholder. The Optionee and/or his successor in interest shall not have any of the rights of a shareholder of the Company by reason of the grant of the Option until such Option is exercised and optioned shares are issued pursuant to such Option.

     8.          Adjustments.    In the event of any Company recapitalization,
dissolution, liquidation or reorganization, the adjustments described under the terms of the Plan shall be applied.

     9. Acknowledgment. The Optionee acknowledges receipt of a copy of the Plan, a copy of which is attached hereto, and represents that Optionee is familiar with the terms and provisions thereof, and hereby accepts this Option subject to all the terms and provisions thereof. Optionee hereby agrees to accept as binding, conclusive and final all decisions or interpretations of the Board upon any questions arising under the Plan.

     IN WITNESS WHEREOF, the Company, by its authorized representative, and the Optionee have entered into this Agreement on the date first written above.

CROSSMANN  COMMUNITIES,  INC.:                              OPTIONEE:


By:  /s/Richard  H.  Crosser                           By: /s/Larry S. Wechter
Richard  H.  Crosser,  President                    Larry S. Wechter, Optionee



Exhibit  10.46

                         CROSSMANN COMMUNITIES,  INC.

                    OUTSIDE DIRECTOR STOCK OPTION AGREEMENT

     THIS AGREEMENT made this thirteenth day of March, by and between Crossmann Communities, Inc., an Indiana corporation (the "Company") and James
C. Shook (the "Optionee"), pursuant to the terms, conditions and limitations contained in the Outside Director Stock Option Plan, attached hereto and made a part hereof and as it may be amended from time to time hereafter (the "Plan");

     WHEREAS, the Board has determined that it is in the best interest of the Company and appropriate to the stated purposes of the Plan, that the Company grant to the Optionee an option to purchase shares of Common Stock of the Company pursuant to the terms and conditions of the Plan and this Agreement,

     NOW,  THEREFORE, the Company and the Optionee do hereby agree as follows:

     1. Grant of Option. The Company hereby grants to the Optionee the right and option to purchase, pursuant to the terms and conditions contained herein and in the Plan, all or any part of an aggregate of 1,000 shares of the Common Stock of the Company (the "Option").

     2. Option Price. The Option price hereunder is $17.75 per share (the "Option Price") which Option Price is equal to one hundred percent (100%) of the fair market value of the Common Stock on the date of grant of the Option (the "Grant Date") under this Agreement, as determined under the terms of the Plan.

     3. Exercise of Option. The Option shall be exercisable as of March 13, 1996, and shall continue to be exercisable subject to the provisions of
Section 4, 6 and 7, until the tenth anniversary of the Grant Date (the "Expiration Date").

          (a) Method of Exercise. The Option shall be exercised by written notice, which shall:

               (i) state the election to exercise the Option, the number of shares in respect of which it is being exercised, the person(s) in whose name(s) the stock certificate(s) for such shares is (are) to be registered, including pertinent address(es) and Social Security Number(s);

               (ii) contain such representations and agreements, if any, as may be required by the Company's counsel relative to the holder's investment intent regarding such shares;

               (iii)          be  signed  by  the  Optionee;  and

               (iv) be in writing and delivered in person or by certified mail to the Chairman of the Board of the Company.

          The Option may not be exercised if the issuance of the shares upon such exercise could constitute a violation of any applicable Federal or state securities or other law or valid regulation. As a condition to his exercise of the Option, the Company may require the person exercising the Option to make any representation or warranty to the Company as may be required by any applicable law or regulation.

          (b) Payment Upon Exercise of Option. Payment of the full Option Pricefor shares upon which the Option is exercised shall accompany the written notice of exercise described above. The Company shall cause to be issued and delivered to the Optionee the certificate(s) representing such shares as soon as practicable following the receipt of the notice and payment described above.

          (c) Limitation on Exercise of Option. Notwithstanding any other provision of this Agreement to the contrary, the aggregate fair market value (determined as of the Grant Date) of the Common Stock of the Company with respect to which the Option is exercisable for the first time during any calendar year, under all such incentive stock option plans (as defined in Code
Section 422A) of the Company and any parent or subsidiary corporations shall not exceed One Hundred Thousand Dollars ($100,000.00).

          (d) No Obligation to Exercise Option. This grant of options shall impose no obligation upon the Optionee to exercise any such Options.

     4. Nontransferability of Option. The Option shall not be transferable or assignable by the Optionee. The Option shall be exercisable, during the Optionee's lifetime, only by him or her. The Option shall not be pledged or hypothecated in any way, and shall not be subject to execution, attachment or similar process. Any attempted transfer, assignment, pledge, hypothecation or other disposition of the Option contrary to the provisions hereof, and the levy of any process upon the Option, shall be null, void and without effect.

     5. Termination of Employment. In the event Optionee shall cease to be employed by the Company, all options granted to the Optionee under this Agreement shall terminate immediately as to the unexercised portion thereof. In the event of the death of an Optionee while in employ of the Company, the Optionee's personal representative shall have the right subject to Section 3 of this Agreement and the Plan, to exercise any and all Options which could have been exercised on the date of death, at any time within twelve months from the date of death.

     6. Effect of Amendment, Suspension or Termination of Existing Options. No amendment, suspension or termination of the Plan shall, without the Optionee's consent, alter or impair any of the rights or obligations of the Company or the Optionee with respect to the Option granted under the terms of this Agreement.

     7. Restrictions on Issuing Shares. The Company's shares shall not be issued pursuant to the exercise of the Option unless the transferability of the shares so issued and/or the actual issuance of the shares comply with all relevant provisions of law, including but not limited to, the (i) limitations, if any, imposed by the Sate of Indiana, (ii) restrictions, if any, imposed by the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated by the United States Securities and Exchange Commission thereunder, and (iii) requirements of any stock exchange upon which the shares may then be listed. The Inside Directors, shall, in its sole discretion, determine if such restrictions or such issuance of shares so complies with all relevant provisions of law.

          (a) Withholding of Taxes. Shares shall not be issued upon exercise of theOption unless and until withholding tax, if any, or other withholding liabilities, if any, imposed by any governmental entity have, in the opinion of the Inside Directors, been satisfied or provision for their satisfaction has been made.

          (b) Other Restrictions. The Inside Directors may at the time shares are actually issued pursuant to the exercise of the Option, place such further restrictions on the transferability of any shares of Common Stock to be issued to the Optionee upon the exercise of the Option as the Board, in its sole discretion, determines to be reasonable, appropriate or necessary.

          (c) No Rights Vested as a Shareholder. The Optionee and/or his successor in interest shall not have any of the rights of a shareholder of the Company by reason of the grant of the Option until such Option is exercised and optioned shares are issued pursuant to such Option.

     8.          Adjustments.    In the event of any Company recapitalization,
dissolution, liquidation or reorganization, the adjustments described under the terms of the Plan shall be applied.

     9. Acknowledgment. The Optionee acknowledges receipt of a copy of the Plan, a copy of which is attached hereto, and represents that Optionee is familiar with the terms and provisions thereof, and hereby accepts this Option subject to all the terms and provisions thereof. Optionee hereby agrees to accept as binding, conclusive and final all decisions or interpretations of the Board upon any questions arising under the Plan.

     IN WITNESS WHEREOF, the Company, by its authorized representative, and the Optionee have entered into this Agreement on the date first written above.

CROSSMANN  COMMUNITIES,  INC.:                              OPTIONEE:


By:  /s/Richard  H.  Crosser                             By: /s/James C. Shook
Richard  H.  Crosser,  President                      James C. Shook, Optionee













                              Crossmann Communities, Inc.
                  Exhibit 11.1 - Computation of Per Share Net Income
                         For the Year Ended December 31, 1996





Year Ended December 31, 1996:                                          Fully
                                                      Primary          Diluted
                                                      ----------       ----------
Weighted Average Number of Shares:
         Average Common Shares Outstanding             6,099,995        6,099,995
              at December 31 1996
         Dilutive Effect of Common Stock Equivalents
              at December 31, 1996                        38,311           38,311
                                                      ----------       ----------
Weighted Average Shares at December 31, 1996           6,138,306        6,138,306
                                                      ==========       ==========
Net Income                                            15,065,628       15,065,628
                                                      ==========       ==========
Net Income per Common Share                                 2.45  (1)        2.45  (1)
                                                      ==========       ==========




(1)   This calculation is submitted in accordance with Regulation S-K item 601(b) (11)
       although  not  required  by  footnote  2  to paragraph 14 of APB Opinion No. 15 because  it  results  in  dilution  of  less  than  3%.






Exhibit  23.1

INDEPENDENT  AUDITORS'  CONSENT

We consent to the incorporation by reference in Registration Statement Nos. 33-94568, 333-2626 and 333-4980 of Crossmann Communities, Inc. on Forms S-8 of our report dated February 14, 1997, appearing in the Annual Report on Form 10-K of Crossmann Communities, Inc. for the year ended December 31, 1996.


DELOITTE  &  TOUCHE  LLP


Indianapolis,  Indiana
March  12,  1997








Exhibit  23.2


                        Consent of Independent Auditors



We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-94568) pertaining to the Crossmann Communities, Inc. Employee Stock Option Plan, the Registration Statement (Form S-8 No. 333-2626) pertaining to the Crossmann Communities, Inc. Outside Director Stock Option Plan, and the Registration Statement (Form S-8 No. 333-4980) pertaining to the Crossmann Communities, Inc. 401(k) Profit Sharing Plan of our report dated February 1, 1995, except for the 1995 Transaction portion of Note 5 to the 1994 financial statements as to which the date is March 28, 1995, with respect to consolidated financial statements of Crossmann Communities, Inc. included in its Annual Report on Form 10-K for the year ended December 31, 1996.


                                   ERNST  &  YOUNG  LLP

Indianapolis,  Indiana
March  7,  1997