Form 10-Q
period 1997-03-31
CROSSMANN COMMUNITIES INC
filed 1997-05-13
CIK 911644

Securities and Exchange Commission
                            Washington D.C.  20549

                                  FORM 10-Q

[  X  ]    Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange  Act  of  1934  For  the  Period  Ended  March  31,  1997.

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



Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15 (d) of the Securities
ExchangeAct of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days:  Yes   X  No




          There were  6,125,768  Common shares outstanding as of May 13, 1997.

                         CROSSMANN COMMUNITIES, INC.
                                  FORM 10-Q

                                    INDEX

Part  I.  Financial  Information.

     Item  1.          Financial  Statements.

Consolidated balance sheets as of March 31, 1997 (unaudited) and December 31, 1996.

Consolidated unaudited statements of income for the three months ended March 31, 1997 and 1996.

               Consolidated unaudited statements of cash flows for the three months ended March 31, 1997 and 1996.

               Notes to consolidated unaudited financial statements for the three months ended March 31, 1997 and 1996.

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

     Item  3.          Defaults  upon  Senior  Securities.

     Item  4.          Submission  of  Matters  to a Vote of Security Holders.

     Item  5.          Other  Information.

     Item  6.          Exhibits  and  Reports  on  Form  8-K.


Signatures.

                       PART I.  FINANCIAL INFORMATION.

Item  1.    Financial  Statements



                          CROSSMANN COMMUNITIES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS





                                            March 31, 1997    December 31, 1996
                                            ----------------  ------------------
                                                 (unaudited)
                                            ----------------
ASSETS
  Cash and cash equivalents                 $        100,000             100,000
  Retainages                                       1,668,659           1,151,700
  Real estate inventories                        124,677,817         113,202,107
  Furniture and equipment, net                     2,939,281           2,919,333
  Investments in joint ventures                    3,846,580           3,404,742
  Goodwill, net                                    2,696,603           2,737,328
  Other assets                                     5,329,819           4,821,259
                                            ----------------  ------------------
Total assets                                $    141,258,759  $      128,336,469
                                            ================  ==================


Liabilities and shareholders' equity
  Accounts payable                          $     16,075,051  $       14,110,634
  Accrued expenses and other liabilities           5,540,163           5,250,256
  Notes payable                                   57,941,067          49,326,220
                                            ----------------  ------------------
Total liabilities                                 79,556,281          68,687,110

Commitments and contingencies

Shareholders' equity:
  Common shares                                   24,400,903          24,400,903
  Retained earnings                               37,301,575          35,248,456
                                            ----------------  ------------------
Total shareholders' equity                        61,702,478          59,649,359
                                            ----------------  ------------------
Total liabilities and shareholders' equity  $    141,258,759  $      128,336,469
                                            ================  ==================

See  accompanying  notes.








                         CROSSMANN COMMUNITIES, INC.
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                               THREE  MONTHS  ENDED  MARCH  31,



                                             1997          1996
                                      ------------  ------------

Sales of residential real estate      $46,821,263   $37,568,566
Cost of residential real estate sold   37,074,010    30,036,068
                                      ------------  ------------
Gross profit                            9,747,253     7,532,498

Selling, general and                    6,353,310     5,112,291
 administrative
Income from operations                  3,393,943     2,420,207

Other income, net                         313,525       234,938
Interest expense                         (285,620)     (208,003)
                                      ------------  ------------
                                           27,905        26,935
                                      ------------  ------------

Income before income taxes              3,421,848     2,447,142
Income taxes                            1,368,731     1,077,289
                                      ------------  ------------
Net income                            $ 2,053,117   $ 1,369,853
                                      ============  ============

Weighted average number of
 common shares outstanding              6,125,768     6,087,825
                                      ============  ============

Net income per common share           $       .34   $       .23
                                      ============  ============

See  accompanying  notes.





                               CROSSMANN COMMUNITIES, INC.
                                     AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                      Three Months       Three Months
                                                      Ended March 31,    Ended March 31,
                                                      -----------------  -----------------
                                                                  1997               1996
                                                      -----------------  -----------------
Operating activities:
Net Income                                            $      2,053,117   $      1,369,853
Adjustments to reconcile net income to net cash
 flows from operating activities:
    Depreciation                                               164,512            166,388
    Amortization                                                40,725             40,423
    Gain on sale of equipment                                      -0-             (3,880)
    Cash provided (used) by changes in:
      Retainages                                              (516,959)          (586,877)
      Real estate inventories                              (11,475,710)        (6,699,239)
      Other assets                                            (508,560)          (266,311)
      Accounts payable                                       1,964,417           (510,798)
      Amounts due to related parties                               -0-                210
      Accrued expenses and other liabilities                   289,909            520,256
                                                      -----------------  -----------------
Net cash flows from operating activities                    (7,988,549)        (5,969,975)

Investing activities:
Purchases of furniture and equipment                          (184,460)        (1,506,934)
Proceeds from disposition of furniture and equipment               -0-              7,000
Investments in joint ventures                                 (441,838)          (230,661)
                                                      -----------------  -----------------
Net cash used by investing activities                         (626,298)        (1,730,595)

Financing activities:
Proceeds from bank borrowing                                24,965,000          7,360,000
Principal payments on bank borrowing                       (16,318,000)        (4,670,000)
Payments on notes and long-term debt                           (32,153)          (253,380)
Proceeds from sale of common shares                                -0-             31,000
                                                      -----------------  -----------------
Net cash provided by financing activities                    8,614,847          2,467,620
                                                      -----------------  -----------------

Net decrease in cash and cash equivalents                          -0-         (5,232,950)
Cash and cash equivalents at beginning of period               100,000          5,232,950
                                                      -----------------  -----------------
Cash and cash equivalents at end of period            $        100,000   $            -0-
                                                      =================  =================

See  accompanying  notes.




CROSSMANN  COMMUNITIES,  INC.  AND  SUBSIDIARIES

NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS


Basis  of  Presentation

Crossmann Communities, Inc. (the "Company") is engaged primarily in the development, construction, marketing and sale of new single-family homes for first time and first move-up buyers. The Company also acquires and develops land for construction of such homes and originates mortgage loans for the buyers. The Company operates in Indianapolis, Ft. Wayne and Lafayette, Indiana; Cincinnati, Columbus and Dayton, Ohio; and Louisville, Kentucky.

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

The Company's business is subject to weather-related seasonal factors that can affect quarter-to-quarter results of operations. The number of sales contracts signed tends to be higher during the first four months of the year, creating a backlog that declines during the second half of the year. A home is included in "backlog" upon execution of a sales contract by the customer, and sales and cost of sales are recognized when the title is transferred and the home is delivered to the buyer at "closing." Adverse weather conditions during the first and second quarters of the year usually restrict site development work, and construction limitations generally result in fewer closings during this period. Results of operation during the first half of the year also may reflect increased costs associated with adverse weather.

Effective December 1997, SFAS 128, relating to the computation and presentation of earnings per share, becomes effective. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS for all entities with complex capital structure and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS is effective for financial statements issued for periods ending after December 15, 1997; earlier adoption is not permitted. Management has determined that the adoption of SFAS 128 will not have a material effect on the accompanying consolidated financial statements.

Three Months Ended March 31, 1997 Compared to the Three Months Ended March 31, 1996.

Results  of  Operation
Sales for the three months ended March 31, 1997 increased approximately $9.3 million, or 24.6%, over the same period in 1996. This increase reflects more homes closed (420 homes in 1997 as compared to 354 in 1996) and higher selling prices ($111,479 per home for the period in 1997 as compared to $106,126 in 1996.) Management attributes this increase in unit closings principally to the contribution of closings in Dayton, a new market which had no closings in the first quarter of last year, and to improved closings in Indianapolis.

Gross profit increased approximately $2.2 million for the three months ended March 31, 1997, over the same period the year before. Gross profit as a percentage of sales increased from 20.05% in 1996 to 20.82% in 1997. This improvement is due principally to a more profitable product mix, and a higher percentage of houses closed on lots developed by the Company in 1997 than in 1996.

Selling, general and administrative expenses increased $1.24 million during the three months ended March 31, 1997 compared to the same period in 1996, due in part to sale commissions on the higher sales and increased overhead related to the Company's new markets. Selling, general and administrative expenses declined as a percentage of sales from 13.61% to 13.57%.

Other income increased $78,587 for the three months ended March 31, 1997 compared to the same period the year before. Although interest expense was higher during the first quarter of 1997 due to higher inventory levels, earnings from land development joint ventures were also higher and more than offset the increase.

Income before income taxes for the three months ended March 31, 1997 increased $974,685, from more that $2.4 million in 1996 to more than $3.4 million in 1997, an increase of approximately 39.8%. Income before income taxes as a percentage of sales increased to 7.3% of sales in 1997 compared to 6.5% in 1996. This increase is due principally to increased sales volume with stable selling, general and administrative expenses.

Net income was $683,264 higher for the first quarter of 1997 than for the first quarter of 1996, an increase of 49.9%. As a percentage of sales, net income increased to 4.38% from 3.65% during the same period in 1996.

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

Sales backlog at March 31, 1997 was 1,614 with an aggregate sales value of approximately $173 million, compared to 1,313 homes with an aggregate sales value of approximately $139.3 million at March 31, 1996, an increase of approximately 23%. This increase reflects a higher year-end backlog (1,006 at December 31, 1996 compared to 757 at December 31, 1995) and stronger sales in the first quarter of 1997 (1,028 contracts written in the first quarter of 1997 compared to 910 in 1996, an increase of 12.97%). Indianapolis, Southern Indiana and all Ohio markets showed strong improvement in first quarter orders. Louisville, which had no marketing presence in the first quarter of 1996, also posted strong sales for a new market.

Changes  in  Financial  Position
Income from operations and new borrowings on the line of credit were used primarily to finance real estate inventories, which increased approximately $11.5 million or 10.1% from their December 31, 1996 level. The expansion in inventory during the first quarter is a normal seasonal trend. Winter weather slows closings but does not prevent work on houses under construction from continuing; therefore, investment in inventory grows.

Retainages increased $516,959 in the first quarter, or 44.9%. This increase is also seasonal. Mortgage companies retain escrows for the completion of exterior landscape items. As weather permits, yards will be completed and retainages will be released to the Company during the second and third quarters of the year.

Notes payable increased approximately $8.6 million during the first quarter of 1997 as the line of credit was used to finance inventories.

Capital  Resources  and  Liquidity
On December 22, 1995 the Company issued senior notes pari passu with its senior bank facility, in the amount of $25 million, to be repaid over nine years at a fixed interest rate of 7.625%. At March 31, 1997, $22.2 million was the outstanding note balance.

To finance inventory expansion during the first quarter, the Company at March 31, 1997, had drawn funds on its senior bank line of credit in the amount of $34,489,000. On March 27, 1997, Crossmann amended its credit agreement with Bank One, Indiana, NA, to increase its line of credit to $60 million, streamline its covenants, and extend the maturity of the line to March 31, 1999.

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

Future  Trends

On April 29, 1997, Crossmann announced its intent to acquire Don Galloway Homes, Inc. and related business operations, based in Charlotte, North Carolina. Galloway builds homes in Charlotte, North Carolina, and Greenville and Charleston, South Carolina. The purchase is contingent upon Crossmann's completion of due diligence and the negotiation of a definitive purchase agreement by June 9, 1997. Terms of the agreement will be disclosed when the agreement is finalized. Crossmann hopes to close the transaction early in the third quarter of 1997.



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


a)  Exhibit



Exhibit  Description of Exhibit
Number
3.1      Amended and restated Articles of Incorporation of Crossmann Communities, Inc.
         (Incorporated by reference to Exhibit 3.1 to Form S-1 Registration Statement No. 33- 68396.)

3.2      Bylaws of Crossmann Communities, Inc. (Incorporated by reference to Exhibit 3.2 to Form S-1 Registration Statement No. 33-68396.)
4.1      Specimen Share Certificate for Common Shares.  (Incorporated by reference to
         Exhibit 2.9 to Form S-1 Registration Statement No. 33-68396.)
10.2     1993 Outside Director Stock Option Plan.  (Incorporated by reference to Exhibit
         10.2 to Form S-1 Registration Statement No. 33-68396.)
10.3     1993 Employee Stock Option Plan.  (As amended as of May 22, 1996.)
10.37    Note Agreement dated as of December 19, 1995, $25,000,000 7.625% Senior Notes
         due December 9, 2004, by Crossmann Communities, Inc., et al. (Incorporated by
         reference to Exhibit 10.37 to From 10-K dated March 18, 1996.)
10.38    7.625% Senior Note due December 19, 2004, issued to Combined Insurance
         Company by Crossmann Communities, Inc., et al.  (Incorporated by reference
         toExhibit 10.38 to Form 10-K dated March 18, 1996.)
10.39    7.625% Senior Note due December 19, 2004, issued to Minnesota Mutual Life
         Insurance company by Crossmann Communities, Inc., et al.  (Incorporated by
         reference to Exhibit 10.39 to Form 10-K dated March 18, 1996.)
10.40    Amended and Restated Credit Agreement, dated December 22, 1995, by and between Crossmann Communities, Inc., et al. and Bank One, Indianapolis N.A.
         (Incorporated by reference to Exhibit 10.40 to Form 10-K dated March 18, 1996.)
10.41    First Amendment to Amended and Restated Credit Agreement, dated March 27,
         1997, by and between Crossmann Communities, Inc. et al. and Bank One, Indiana
         N.A.
10.42    Promissory Note, dated March 27, 1997, by and between Crossmann Communities,
         Inc. et al. and Bank One, Indiana, N.A.
11.40    Computation of Per Share Net Income for the quarter ended March 31, 1997.

19.1     Lease by and between Pinnacle Properties LLC ("Landlord") and Crossmann
         Communities, Inc. (Tenant"), 9202 North Meridian Street, Suite 300, Indianapolis,
         Indiana 46260, executed April 18, 1994.  (Incorporated by reference to Exhibit 19.1 to Form 10-Q dated August 12, 1994.)
21.2     Amended subsidiaries of the registrant, dated March 28, 1996.  (Incorporated by reference to Exhibit 21.2 to Form 10-Q dated August 13, 1996.)
27.3     Financial Data Schedule for the quarter ended March 31, 1997.



(b)  Reports  on  Form  8-K.
     No Reports on Form 8-K were filed during the quarter for which this report is filed.

     A report on Form 8-K was filed May 13, 1997 to announce the planned acquisition of Don Galloway Homes, Inc.



                                  SIGNATURES


     Pursuant to the requirements of Sections 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






CROSSMANN  COMMUNITIES,  INC.


/s/  Jennifer  A.  Holihen
Jennifer  A.  Holihen
Director,  Chief  Financial  Officer;
Treasurer;  Secretary;
(Principal  Financial  and  Accounting  Officer)





Dated:    May  13,  1997



























Exhibit  10.41    Amended  and  Restated  Credit  Agreement


FIRST  AMENDMENT  TO  AMENDED  AND  RESTATED  CREDIT  AGREEMENT

     Crossmann Communities, Inc., and Indiana Corporation (the "Company") and Bank One, Indiana, NA, (formerly known as Bank One, Indianapolis, NA) a national banking association (the "Bank") being parties to that certain Amended and Restated Credit Agreement dated December 21, 1995 (the "Agreement"), hereby enter into this First Amendment to Amended and Restated Credit Agreement ("Amendment") in order to amend the Agreement as follows:

Section 1. Definitions. All defined terms used in this Amendment unless otherwise defined herein shall have their respective meanings set forth in the Agreement. Further, the following definitions appearing in Section 1 of the Agreement are hereby amended and restated in their respective entireties as follows:

"Borrowing Base" means for the Company and the Current Subsidiaries, determined on a consolidated basis, an amount equal to the sum of: (i) One Hundred Percent (100%) of cash and cash equivalents; (ii) Eighty Percent (80%) of the lesser of the net book value or current market value of inventory of speculative homes and model homes completed or under construction, and winter foundations, on land which the Company or a Current Subsidiary owns and with respect to which neither the Company nor a Current Subsidiary owns and with respect to which neither the Company nor a Current Subsidiary has a contract with a third party to build a house; (iii) Ninety Percent (90%) of the lesser of the net book value or current market value of inventory of residential housing completed or under construction on land which the Company or a Current Subsidiary owns and has a contract with a third party to build a house; (iv) Sixty-Five Percent (65%) of the lesser of the net book value or current market value of Land Held for Future development; (v) Sixty-Five Percent (65%) of the lesser of the net book value or current market value of Land Under Development and Developed Lots; (vi) Ninety-Five Percent (95%) of receivables held in escrow; and (vii) the lesser of $10,000,000 or Fifty Percent (50%) of the net book value of the company's unencumbered multifamily unit inventory completed or under construction.

"Revolving Loan Maturity Date" means March 31,1999,and thereafter any subsequent date to which the Commitment may be extended by the Bank pursuant to the terms of Section 2(d).

"Total Debt" shall mean as of the date of determination thereof, all (i) indebtedness of the Company and the Current Subsidiaries for borrowed money, including current maturities of such obligations, (ii) obligations secured by any lien upon property or assets owned by the Company or a Current Subsidiary, (iii) obligations arising under any conditional sale agreement,
(iv) capitalized lease obligations, (v) all Letters of Credit issued by the Bank for the account of the Company or any Current Subsidiary, except those Letters of Credit issued by the Bank for the account of the Company or the
Company  and  Crossmann  Partnership in support of the          obligations of
the Company to develop improvements with respect to the Company's Land Under Development, and (vi) all guaranties by the company or any Current Subsidiary of indebtedness of other entities, all determined on a consolidated basis in accordance with GAAP.

Section 2. New Definition. The following definition is added to Section 1 of the Agreement as follows:

"First Amendment" means that certain agreement entitled First Amendment to Amended and Restated Credit Agreement entered into by and between the Company and the Bank dated as of March 27, 1997.

Section  3.    Revolving  Loan.    Section  2(a) of the Agreement is hereby
amended and restated in its entirety and a new Section 2(i) is added to the agreement as follows:

(a) The Commitment --Use of Proceeds. Until the Revolving Loan Maturity Date, the Bank agrees to make Advances (collectively the "Revolving Loan") under a revolving line of credit from time to time to the Company of amounts not exceeding Sixty Million and No/100 Dollars ($60,000,000) (the "Commitment") in the aggregate at any time outstanding, provided that all of the conditions of lending stated in Sections 7(a), 7(c), and 7(d) of this Agreement as being applicable to the Revolving Loan have been fulfilled at the time of each Advance. Proceeds of the Revolving Loan may be used by the Company only to: (i) fund the working capital requirements of the Company and the Current Subsidiaries, and (ii) to the extent provided herein, for the issuance of Letters of Credit as provided in Section 2(e).

(i) Special Repayments of Principal. At any time the principal balance of the Revolving Loan exceeds the Borrowing Base, as determined on the basis of the most recent Borrowing Base Certificate furnished by the Company or as determined by the Bank upon an inspection of the books and records of the Company, the Company shall immediately repay that portion of the principal balance of the Revolving Loan which is in excess of the Borrowing Base. Such repayment shall be due without demand and in any event not later than thirty
(30) days from either the effective date of the Borrowing Base Certificate or the date of an audit completed by the Bank, on which such determination is based. For purposes of this Subsection, the principal balance of the Revolving Loan shall be deemed to include an amount equal to the total amount of all Letters of Credit which are outstanding from time to time, but shall not be deemed to include those Letters of Credit issued by the Bank for the account of the Company or theCompany and Crossmann Partnership issued in support of the obligations of the company to develop improvements with respect to the Company's Land Under Development.

Section 4. Financial Covenants. Sections 5(g)(ii) and 5(g)(iii) of the Agreement are hereby amended and restated in their respective entireties and a new Section 5(g)(vii) is added to the Agreement as follows:

(ii) Consolidated Tangible Net Worth. The Company shall maintain at all times its Consolidated Tangible Net Worth at a level not less than the amount equal to the sum of Fifty-Six Million and No/100 Dollars ($56,000,000) plus Fifty Percent (50%) of Consolidated Net Earnings determined on a cumulative basis for each fiscal quarter ending after December 31, 1996; provided, that for the purposes of the foregoing calculation, in the event that Consolidated Net Earnings for such fiscal quarter shall be deemed to be zero and, accordingly, shall not reduce the amount of Consolidated Tangible
Net  Worth  required  to  be  maintained  pursuant  to  this  Section.

(iii) Ratio of Total Debt to Total Capitalization. The Company shall maintain at all times the ratio of its Total Debt to its Total Capitalization at a level not greater than 0.60 to 1.00.

(vii) Ratio of Multifamily Inventory to Tangible Net Worth. The Company shall maintain the book value of its multifamily inventory less depreciation at a level not exceeding at any time Twenty-Five Percent (25%) of its Consolidated Tangible Net Worth.

Section 5. Investments. Section 6(d) of the Agreement is hereby amended by the amendment and restatement of clause (vii) appearing therein as follows:

(vii) other investments (in addition to those permitted by the foregoing paragraphs (iv), (v), and (vi)) provided that such other investments (A) are not outside the Company's general line of business, (B) in the aggregate do not at any time exceed Fifteen Percent (15%) of the Company's Total Capitalization, and (C) after giving effect to such other investments, no Event of Default or Unmatured Event of Default shall have occurred and be continuing; and ...

Section  6.    Debt.  Section 6(j) of the Agreement is hereby amended by the
addition  of  a  new    paragraph  (vii)  therein  as  follows:

(vii) Indebtedness related to permanent mortgage financing on multi-family projects constructed and owned by the Company or any of its Current Subsidiaries.

Section 7. Multifamily Construction. Section 6 of the Agreement is hereby amended by the addition of a new Section 6(k) as follows;

(k) Multifamily Construction. Neither the Company nor any Current Subsidiary shall engage in multifamily construction outside of the States of Indiana, Ohio, and Kentucky.

Section 8. Waiver. The Bank hereby waives the violations by the Company in connection with indebtedness in the amount of $1,262,000 assumed by the Company in connection with the acquisition of certain assets of Tom Peebles Builders, Inc. of Dayton, Ohio having a maturity date of 1998. This is a one time waiver only and shall not be construed as the waiver of the same or similar covenant in the future.

Section 9. Representations and Warranties. In consideration for the terms and provisions hereof, the Company represents and warrants that each of its representations and warranties appearing in Section 3 of the Agreement are complete and correct as of the date hereof except that:

(a) Section 3(a) shall be deemed to also include as a Current Subsidiary Deluxe Aviation, Inc., a corporation organized, existing and in good standing under the laws of the State of Indiana;

(b) The representation appearing in Section 3(d) shall be deemed to also refer to the most recent financial statements delivered by the Company to the Bank; and

(c) The representation appearing in Section 3(l) shall be deemed to refer to Subsidiaries of the Company created after the date of the Agreement with the prior consent of the Bank.

Section  10.    Conditions  Present.    As  conditions  precedent  to  the
effectiveness of this Amendment, the Bank shall have received the following, in form and substance acceptable to the Bank:

(a)          This  Amendment  duly  executed  by  the  Company;

(b) The Revolving Note in the form of Exhibit "A" attached hereto (the "Revolving Note") which hereafter shall be deemed to be the Revolving Note for all purposes of the Agreement;

(c) A certified copy of the Resolutions of the Board of Directors of the company authorizing the execution and delivery of this Amendment, the Revolving Note, and any other document required hereunder.

(d) A certificate signed by the Secretary of the Board of Directors of the Company certifying the name of the Officer or Officers authorized to sign this Amendment, the Revolving Note, and any other document required to be executed and delivered pursuant to this Amendment, together with a sample of the true signature of each such officer.

(e) The Reaffirmation of Guaranty (each a "Reaffirmation of Guaranty") of each of the Current Subsidiaries in the forms of Exhibits "B", "C", "D", "E", "F", "G", "H", "I", and "J" attached hereto.


(f) A certified copy of the Resolutions of each of the corporate Current Subsidiaries authorizing the execution and delivery of its respective Reaffirmation of Guaranty and any other document required to be executed by the respective Current Subsidiary hereunder.

(g) A certificated signed by the Secretary of the Board of Directors of each of the corporate Current Subsidiaries certifying the name of the Officer or Officers authorized to sign its respective Reaffirmation of Guaranty and any other document required to be executed by the respective Current Subsidiary under this Amendment, together with a sample of the true signature of each such officer.

(h) A Certificate of Existence for the Company issued by the Indiana Secretary of State as of a recent date.

(i) A Certificate of Existence or Good Standing, as appropriate, for each of the Current Subsidiaries issued by the Secretary of State of the respective State of its incorporation or establishment.

(j) An opinion of counsel for the Company as to the due execution and delivery and enforceability of this Amendment, the Revolving Note, and all other documents to be executed by the Company pursuant hereto.
(k) A authenticated copy of an appropriate document executed by all the of partners of Crossmann Partnership, confirming that they are all of the partners of Crossmann Partnership, authorizing the execution, delivery, and performance respectively, of its Reaffirmation of Guaranty, and certifying the name or names of the officers of the corporate partners authorized to execute and deliver its Reaffirmation of Guaranty to the Bank on behalf of Crossmann Partnership, together with a sample of the true signature of each such officer.

(l)          Such  other  documents  as  the  Bank  may  reasonably  require.

Section 11. Reaffirmation of Agreement. Except as specifically modified herein, the Agreement is hereby reaffirmed and shall remain in full force and effect as originally written and as may have been previously amended.

     IN WITNESS WHEREOF, the Company and the Bank have entered into this First Amendment to Amended and Restated Credit Agreement by their respective duly authorized officers as of this 27th day of March, 1997.


                         CROSSMANN  COMMUNITIES,  INC.


                         BY:        /s/  Jennifer  A.  Holihen
                           Jennifer  A.  Holihen,  CFO  and  Secretary


                         BANK  ONE,  INDIANA,  NA

                         By:          /s/  Daniel  H.  Hatfiled
                              Daniel  H.  Hatfield,  Vice  President





Exhibit  10.42  Promissory  Note

                               PROMISSORY NOTE
                               (Revolving Loan)

                                                         Indianapolis, Indiana
$60,000,000
                                                        Dated:  March 27, 1997
                                               Final Maturity:  March 31, 1999


     On or before March 31, 1999 ("Final Maturity"), Crossmann Communities, Inc. an Indiana corporation (the "Maker") promises to pay to the order of BANK ONE, INDIANA, NA (the "Bank") at the principal office of the Bank at Indianapolis, Indiana, the principal sum of Sixty Million Dollars ($60,000,000) or so much of the principal amount of the Loan represented by this Note as may be disbursed by the Bank under the terms of the Credit Agreement described below, and to pay interest on the unpaid principal balance outstanding from time to time as provided in this Note.

     This Note evidences indebtedness (the "Loan") incurred or to be incurred by the Maker under a revolving line of credit extended to the Maker by the Bank under an Amended and Restated Credit Agreement dated December 21, 1995 (as amended, the "Credit Agreement"). All references in this Note to the Credit Agreement shall be construed as references to that Agreement as it may be amended from time to time. The Loan is referred to in the Credit Agreement as the "Revolving Loan." Subject to the terms and conditions of the Credit Agreement , the proceeds of the Loan may be advanced and repaid and
re-advanced  until  Final  Maturity.    The  principal  amount  of  the  Loan
outstanding from time to time shall be determined by reference to the books and records of the Bank on which all Advances under the Loan and all payments by the Maker on account of the Loan shall be recorded. Such books and records shall be deemed prima facie to be correct as to such matters.

     The terms "Advance" and "Banking Day" are used in this Note as defined in the Credit Agreement.

     Interest on the unpaid principal balance of the Loan outstanding from time to time prior to and after maturity will accrue at the rate or rates provided in the Credit Agreement. Prior to maturity, accrued interest shall be due and payable on the last Banking Day of each month commencing on the last Banking Day of the month in which this Note is executed. After maturity, interest shall be due and payable as accrued and without demand. Interest will be calculated on the basis that an entire year's interest is earned in 360 days.

     The entire outstanding principal balance of this Note shall be due and payable, together with accrued interest, at Final Maturity. Reference is made to the Credit Agreement for provisions requiring prepayment of principal under certain circumstances. Principal may be prepaid, but only as provided in the Credit Agreement.

     If any installment of interest due under the terms of this Note is not paid when due, then the Bank or any subsequent holder of this Note may, subject  to  the  terms  of  the  Credit  Agreement, at its option and without notice, declare the entire principal amount of the Note and all accrued interest immediately due and payable. Reference is made to the Credit Agreement which provides for acceleration of the maturity of this Note upon the happening of other "Events of Default" as defined therein.

     If any installment of interest due under the terms of this Note prior to maturity is not paid in full when due, then the Bank at its option and without prior notice to the Maker, may asses a late payment fee in an amount equal to the greater of $50.00 or five percent (5%) of the amount past due. Each late payment fee assessed shall be due and payable on the earlier of the next regularly schedule interest payment date or the maturity of this Note. Waiver by the Bank of any late payment fee assessed, or the failure of the Bank in any instance to assess a late payment fee shall not be construed as a waiver by the Bank of its right to assess late payment fees thereafter.

                                 Exhibit "A"
                              Page 1 of 2 pages

     All payments on account of this Note shall be applied first to expenses of collection, next to any late payment fees which are due and payable, next to interest which is due and payable, and only after satisfaction of all such expenses, fees and interest, to principal.

     The Maker and any endorsers severally waive demand, presentment for payment and notice of nonpayment of this Note, and each of them consents to any renewals or extensions of the time of payment of this Note without notice.

     This Note is given in renewal, replacement and modification of that certain Promissory Note (Revolving Loan) from the Maker to the Bank dated December 21, 1995, in the original principal amount of $40,000,000.00 and with a final maturity date of March 31, 1998.

     All amounts payable under the terms of this Note shall be payable with expenses of collection, including attorneys' fees, and without relief from valuation and appraisement laws.

     This Note is made under and will be governed in all cases by the substantive laws of the State of Indiana, notwithstanding the fact that Indiana conflicts of law rules might otherwise require the substantive rules of law of another jurisdiction to apply.


                                   CROSSMANN  COMMUNITIES,  INC.


                                   By:        /s/  Jennifer  A.  Holihen


              Jennifer  A.  Holihen,  CFO  and  Secretary
                                          (printed  name  and  title)


                                 Exhibit "A"
                              Page 2 of 2 pages







Crossmann  Communities,  Inc.
Exhibit  11.3  -  Computation  of  Per  Share  Net  Income
For  the  Period  Ended  March  31,  1997







Quarter Ended March 31, 1997:
----------------------------------------------------
                                                                      Fully
                                                      Primary         Diluted
                                                      ---------       ---------
Weighted Average Number of Shares:
         Average Common Shares Outstanding            6,125,768       6,125,768
              at March 31, 1997
         Dilutive Effect of Common Stock Equivalents
              at March 31, 1997                          67,749          74,303
                                                      ---------       ---------
Weighted Average Shares at March 31, 1997             6,193,517       6,200,071
                                                      =========       =========
Net Income                                            2,053,117       2,053,117
                                                      =========       =========
Net Income per Common Share                                 .33  (1)        .33  (1)     ((!_
                                                      =========       =========

(1)    This  calculation  is  submitted  in  accordance  with Regulation S-K item 601(b) (11)
       although  not  required  by  footnote  2  to  paragraph  14  of  APB  Opinion  No.  15 because  it  results  in  dilution  of  less  than  3%.