Form 10-Q
period 1997-06-30
CROSSMANN COMMUNITIES INC
filed 1997-08-14
CIK 911644

Securities and Exchange Commission
Washington D.C.  20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997.

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the                     transition period from
-_______________ to ________________.

Commission file number  0-22562




CROSSMANN COMMUNITIES, INC.
(Exact name of registrant as specified in its charter)



Indiana                                                                                   35-1880120

(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)

9202 North Meridian Street, Suite 300

Indianapolis, IN                                                                               46260

(Address of principal executive offices)                                                  (Zip Code)

(317) 843-9514

(Registrant s telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
such  filing  requirements  for  the  past  90  days:    Yes      X        No




There were 6,169,785 Common Shares outstanding as of August 14, 1997. This number does not reflect a three-for-two stock split to be effected by a share dividend payable on August 25, 1997. As adjusted for the stock split, the total number of Common Shares outstanding as of August 14, 1997 would have been 9,254,678.

CROSSMANN  COMMUNITIES,  INC.
FORM  10-Q

Index

Part  I.  Financial  Information.

Item  1.  Financial  Statements.

          Consolidated Balance Sheets as of June 30, 1997 (unaudited) and December 31, 1996.

          Consolidated  Statements  of  Income  (unaudited) for the Three
          Months  Ended   June  30, 1997 and 1996 and for Six Months Ended
          June 30, 1997 and  1996.

          Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 1997 and 1996.

          Notes  to  Unaudited  Consolidated Financial Statements for the
          Six  Months  Ended  June  30,  1997  and    1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Part  II.  Other  Information.

     Item  1.          Legal  Proceedings.

     Item  2.          Changes  in  Securities.

     Item  3.          Defaults  Upon  Senior  Securities.

     Item  4.          Submission  of  Matters  to a Vote of Security Holders.

     Item  5.          Other  Information.

     Item  6.          Exhibits  and  Reports  on  Form  8-K.


Signatures.

     PART  I.    FINANCIAL  INFORMATION.

ITEM  1.    FINANCIAL  STATEMENTS.





CROSSMANN COMMUNITIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS





                                            June 30, 1997    December 31, 1996

                                                (unaudited)

Assets

  Cash and cash equivalents                 $       100,000  $          100,000

  Retainages                                      1,514,650           1,151,700

  Real estate inventories                       137,561,653         113,202,107

  Furniture and equipment, net                    3,023,799           2,919,333

  Investments in joint ventures                   4,952,602           3,404,742

  Goodwill, net                                   3,068,990           2,737,328

  Other assets                                    5,758,371           4,821,259

Total assets                                $   155,980,065  $      128,336,469





Liabilities and shareholders' equity

  Accounts payable                          $    18,109,450  $       14,110,634

  Accrued expenses and other liabilities          5,437,101           5,250,256

  Notes payable                                  66,101,609          49,326,220

Total liabilities                                89,648,160          68,687,110



Commitments and contingencies



Shareholders' equity:

  Common shares                                  25,290,069          24,400,903

  Retained earnings                              41,041,836          35,248,456

Total shareholders' equity                       66,331,905          59,649,359

Total liabilities and shareholders' equity  $   155,980,065  $      128,336,469

See accompanying notes.




CROSSMANN COMMUNITIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                 THREE  MONTHS  ENDED  JUNE  30,  SIX  MONTHS  ENDED  JUNE  30,



                                             1997          1996           1997          1996



Sales of residential real estate      $69,538,866   $45,240,555   $116,360,129   $82,809,121

Cost of residential real estate sold   55,564,577    35,809,354     92,638,587    65,845,422

Gross profit                           13,974,289     9,431,201     23,721,542    16,963,699



Selling, general and
 administrative expenses                7,588,432     5,235,159     13,941,742    10,347,450

Income from operations                  6,385,857     4,196,042      9,779,800     6,616,249



Other income, net                         236,775       189,499        550,300       424,437

Interest expense                         (303,630)     (172,268)      (589,250)     (380,271)

                                          (66,855)       17,231        (38,950)       44,166



Income before income taxes              6,319,002     4,213,273      9,740,850     6,660,415

Income taxes                            2,578,739     1,589,561      3,947,470     2,666,850

Net income                            $ 3,740,263   $ 2,623,712   $  5,793,380   $ 3,993,565



Weighted average number of
 common shares outstanding              9,202,949     9,153,183      9,195,840     9,141,165



Net income per common share           $       .41   $       .29   $        .63   $       .44

See accompanying notes.




CROSSMANN COMMUNITIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                        Six Months        Six Months
                                                        Ended June 30,    Ended June 30,
                                                            1997              1996

Operating activities:

Net income                                              $     5,793,380   $     3,993,565

Adjustments to reconcile net income to net cash

  Provided (used) by operating activities:

    Depreciation                                                318,097           248,919

    Amortization                                                 81,148          (121,774)

    Gain on sale of equipment                                    (2,651)           (3,880)

    Cash provided (used) by changes in:

      Retainages                                               (362,950)       (1,067,847)

      Amounts due from related parties                            2,787          (213,778)

      Real estate inventories                               (20,552,886)      (22,627,961)

      Other assets                                           (1,005,204)       (1,134,352)

      Accounts payable                                        3,742,955         7,182,855

      Amounts due to related parties                                -0-             1,410

      Accrued expenses and other liabilities                   (194,415)        1,080,114

Net cash flows provided (used) by operating activities      (12,179,739)      (12,662,729)



Investing activities:

Purchases of furniture and equipment                           (398,425)       (1,862,079)

Proceeds from disposition of furniture and equipment              2,651             7,000

Investments in joint ventures                                (1,547,860)         (607,699)

Business acquisition                                            124,840               -0-

Net cash used by investing activities                        (1,818,794)       (2,462,778)



Financing activities:

Proceeds from bank borrowings                                64,000,644        34,250,000

Principal payments on bank borrowings                       (49,663,000)      (24,517,223)

Payments on notes and long-term debt                           (361,611)          128,780

Proceeds from sale of common shares                              22,500            31,000

Net cash provided by financing activities                    13,998,533         9,892,557



Net decrease in cash and cash equivalents                           -0-        (5,232,950)

Cash and cash equivalents at beginning of period                100,000         5,232,950

Cash and cash equivalents at end of period              $       100,000   $           -0-

See accompanying notes.

CROSSMANN  COMMUNITIES,  INC.  AND  SUBSIDIARIES

Notes  to  Unaudited  Consolidated  Financial  Statements

Basis  of  Presentation

Crossmann Communities, Inc. (the "Company") is engaged primarily in the development, construction, marketing and sale of new single-family homes for firsttime and first move-up buyers. The Company also acquires and develops land for construction of such homes and originates mortgage loans for the buyers. The Company operates in Indianapolis, Ft. Wayne, Lafayette, and Southern Indiana; Cincinnati, Columbus, and Dayton, Ohio: and Louisville, Kentucky. On June 13, 1997, the Company entered its newest market, Lexington, Kentucky, with the acquisition of Cutter Homes, Ltd. This acquisition was not a material transaction; therefore pro forma information has not been presented.

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

All per share disclosures have been retroactively adjusted to give effect to a three-for-two stock split to be effected by a share dividend declared by the Company's Board of Directors (the "Board") on August 7, 1997, and payable on August 25, 1997 to holders of record on August 18, 1997.

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

The Company's business is subject to weather-related seasonal factors that can affect quarter-to-quarter results of operations. The number of sales contracts signed tends to be higher during the first four months of the year, creating a backlog that declines during the second half of the year. A home is included in "backlog" upon execution of a sales contract by the customer, and sales and cost of sales of a home are recognized when the title is transferred and the home is delivered to the buyer at "closing." Adverse weather conditions during the first and second quarters of the year usually restrict site development work, and construction limitations generally result in fewer closings during this period. Results of operation during the first half of the year also tend to reflect increased costs associated with adverse weather. Weather in the first half of 1997 was unusually mild and dry and contributed to favorable comparisons between 1997 and 1996.

Three  Months Ended June 30, 1997  Compared to the Three Months Ended June 30,
1996

Sales increased approximately $24.3 million, or 53.7%, to approximately $69.5 million in the second quarter of 1997 from approximately $45.2 million for the
same  period  in  1996.   Sales were higher primarily as a result of increased
home sales (616 homes were sold in the second quarter of 1997 compared to 411 homes sold during the second quarter of 1996), and higher selling prices, (approximately $113,000 per home for the second quarter of 1997 as compared to approximately $110,000 during the same period in 1996). The Company achieved higher closings in all its markets due principally to mild, dry weather in the first and second quarters. Last year, the Company's markets were plagued by
a  severe  winter  and  heavy  spring rains.   Higher sales also resulted from
generally higher production levels in all divisions, adjusted upward to address higher backlog.

Gross profit increased approximately $4.5 million, or 48.2%, to approximately $14.0 million for the second quarter of 1997 from approximately $9.4 million for the second quarter of 1996, representing 20.1% of sales in the second quarter of 1997 as compared to 20.9% of sales in the second quarter of 1996. Margins were depressed somewhat by relatively low margins in Dayton, Ohio. The Dayton division was especially affected by heavier than normal rainfall during the first and second quarters of 1996, which delayed land development at some sites until late in the year. During the second quarter of 1997, many of those homes finally closed. Margins were lower than normal in Dayton because of cost increases as a result of late deliveries on homes for which contracts were written, in some cases, a year earlier. The Company does not anticipate that this situation will continue past the end of 1997. Margins in the Company's other markets remained fairly consistent in 1997 compared to 1996.

Selling, general, and administrative expenses increased approximately $2.4 million, or 45.0%, to approximately $7.6 million for the second quarter of 1997 from approximately $5.2 million for the second quarter of 1996. This increase reflects increased sales commissions on the higher sales volume and increased overhead incurred to achieve higher production. The Company incurred approximately $400,000 in non-recurring charges associated with the negotiated release from an employment agreement with the seller of Tom Peebles Builders, Inc. and legal and administrative expenses associated with a
terminated  acquisition.    Selling,  general,  and  administrative  expenses
decreased as a percentage of sales to 10.9% in the second quarter of 1997 from 11.6% in the second quarter of 1996.

Income before income taxes increased approximately $2.1 million, or 50.0%, to approximately $6.3 million in the second quarter of 1997 from approximately $4.2 million in the second quarter of 1996. This represents a decrease to 9.1% of sales in the second quarter of 1997 from 9.3% of sales in the second quarter of 1996. Net income increased approximately $1.1 million, or 42.6 %, to approximately $3.7 million in the second quarter of 1997 from approximately $2.6 million in the second quarter of 1996. Net income as a percentage of sales decreased to 5.4% in the second quarter of 1997 from 5.8% in the second quarter of 1996. The Company's effective tax rate was 40.8% in the second quarter  of  1997  as  compared  to  37.7%  in  the  second  quarter  of 1996.

Six Months Ended June 30, 1997  Compared to the Six Months Ended June 30, 1996

Sales increased approximately $33.6 million, or 40.5%, to approximately $116.4 million for the six months ended June 30, 1997 from approximately $82.8 million for the six months ended June 30, 1996. Sales were higher primarily as a result of increased home sales (1,036 homes were sold in the six months ended June 30, 1997 compared to 765 homes sold during the six months ended June 30, 1996), and higher selling prices, (approximately $112,000 per home for the six months ended June 30, 1997 as compared to approximately $108,000
during  the  same  period  in  1996).    Mild weather and improving production
systems in the Company's newer divisions also contributed to the increase in sales.

Gross profit increased approximately $6.8 million, or 39.8%, to approximately $23.7 million for the six months ended June 30, 1997 from approximately $16.9 million for the six months ended June 30, 1996, representing 20.4% of sales in the first six months of 1997 as compared to 20.5% of sales in the first six months of 1996. This increase is attributable primarily to the increased number of closings in the prior period. As a percentage of sales, gross profit was relatively flat.

Selling, general, and administrative expenses increased approximately $3.6 million, or 34.7%, to approximately $13.9 million for the six months ended June 30, 1997 from approximately $10.3 million for the six months ended June 30, 1996. This increase reflects increased sales commissions on the higher sales volume and higher advertising and administrative expenses associated with the Company's new divisions. The Company incurred approximately $400,000 in non-recurring charges associated with the negotiated release from an employment agreement with the seller of Tom Peebles Builders, Inc. and legal and administrative expenses associated with a terminated acquisition. Selling, general, and administrative expenses decreased as a percentage of sales to 12.0% in the first six months of 1997 from 12.5% in the first six months of 1996.

Income before income taxes increased approximately $3.0 million, or 46.2%, to approximately $9.7 million for the six months ended June 30, 1997 from approximately $6.7 million for the six months ended June 30, 1996. This represents an increase to 8.4% of sales in the first six months of 1997 from 8.0% of sales in the first six months of 1996. Net income increased approximately $1.8 million, or 45.1%, to approximately $5.8 million in the first six months of 1997 from approximately $4.0 million in the first six months of 1996. Net income as a percentage of sales increased to 5.0% in the first six months of 1997 from 4.8% in the first six months of 1996. The Company's effective tax rate was 40.5% in the first six months 1997 as compared to 40.0% in the first six months of 1996.

Backlog

The Company generally builds a home only upon the execution of a sales contract by a customer and after approval of financing, although it also builds a limited number of homes on speculation. The standard sales contract used by the Company provides for an earnest money deposit of $1,000. The contract usually includes a termination provision under which the earnest money is refunded in the event that mortgage financing is not available on terms specified in the contract, and may include other contingencies.
Cancellations  by  buyers  with  approved  financing  occur  infrequently.

Backlog at June 30, 1997 was 1,638 homes with an aggregate sales value of approximately $177.8 million, compared to 1,481 homes with an aggregate sales value of approximately $158.0 million at June 30, 1996, an increase in the number of homes in backlog of approximately 10.6%. This increase reflects a higher  year-end  backlog  (1,006  at  December  31,  1996, compared to 757 at
December 31, 1995) and stronger orders in the first half of 1997 (1,668 contracts written in the first half of 1997, compared to 1,490 in the first half of 1996, an increase of 12.0%). Indianapolis, Southern Indiana, and all Ohio markets showed strong improvement in orders in the first half of 1997. Louisville, which had no marketing presence in the first quarter of 1996, also posted strong orders in the first half of 1997. On June 13, 1997, the Company acquired a company in Lexington, Kentucky that had a backlog of 45 homes at the time of purchase.

Changes  in  Financial  Position

Income from operations and new borrowings on the $60.00 million unsecured line of credit were used primarily to finance real estate inventories, which increased approximately $24.4 million, or 21.5%, from their December 31, 1996 level. The expansion in inventory during the first half of the year is a normal seasonal trend. Winter weather slows closings but does not prevent work on houses under construction from continuing; therefore, investment in inventory generally grows during the first half of the year. The trend was exaggerated slightly this year because good weather permitted more construction for closings in the second half of the year.

Retainages increased approximately $363,000 in the first half of the year, or 31.5%. This increase is also seasonal. Mortgage companies retain escrows for the completion of exterior landscape items. As weather permits, yards will be completed and retainages will be released to the Company during the second half of the year.

Notes payable increased approximately $16.8 million during the first six months of 1997 as the Company's line of credit was used to finance real estate inventories.

Liquidity  and  Capital  Resources

The Company's primary uses of capital are home construction costs and the purchase and development of land. Real estate inventories were approximately $137.6 million, or 88.2% of total assets, at June 30, 1997 compared to approximately $113.2 million, or 88.2% of total assets, at June 30, 1996. To ensure the availability of developed lots for future operations, from time to time in the normal course of business the Company contracts to purchase a portion of its developed lots from outside developers. At June 30, 1997, total commitments for lot purchases were approximately [$153.8] million, representing approximately [7,745] lots. The purchases of these lots are subject to various conditions imposed on both the sellers and the Company.
Capital is also used for the addition and improvement of equipment used in administering the business, for the building and development of multi-family housing, and for model home furnishings.

At June 30, 1997, the Company had a cash balance of $100,000. During the first six months of 1997, cash expenditures were financed with cash from operations and with borrowings from a $60.0 million unsecured line of credit with Bank One, Indianapolis, N.A. and its participant, NBD, Indianapolis, N.A. The line of credit bears interest at the bank's prime lending rate, but permits portions of the outstanding balance to be committed for fixed periods of time at a rate equal to LIBOR plus 2.4%. For the first six months of 1997, the interest rate on the line of credit was 8.3%. The credit facility matures March 31, 1999. The Company also has approximately $22.2 million of senior notes outstanding, payable over eight years at a fixed interest rate of 7.625%, held by the Minnesota Mutual Life Insurance Company and Combined Insurance Company of America. On December 21, 1997, the Company will make a scheduled reduction in the outstanding principal balance of the senior notes of $2,777,778.

Both the note agreements and the bank line of credit require compliance with certain financial and operating covenants and place certain limitations on the Company's investments in land and unconsolidated joint ventures. The agreements also restrict payments of cash dividends on the common shares by the Company. The acquisition of Cutter Homes, Ltd. on June 13, 1997 caused the Company to exceed the debt to tangible base requirements of the senior notes. The Company's management believes that the Company will be in compliance on the next measurement date, September 30, 1997, and the holders of the senior notes have waived compliance with the covenant through that date.

Multi-family  Production

The Company has explored selected opportunities to construct multi-family projects in the Company's markets either for sale or to hold and manage for recurring cash flows. The total dollars invested in multi-family projects at June 30, 1997, was approximately $6.4 million, representing three projects, one of which is complete. The completed project is approximately 55.0% leased as of June 30, 1997. Rental income and related expenses have had virtually no effect on earnings of the Company to date.

The Company does not intend to invest a significant portion of its resources in multi-family projects. The core single- family home building business will continue to command first priority in capital and commitment by the Company.

Inflation

The Company, as well as the homebuilding industry in general, may be adversely affected during periods of high inflation, primarily because of higher land and construction costs. To date, inflation has not had a material adverse effect on the Company's business, financial condition, and results of operations. However, there is no assurance that inflation will not have a material adverse impact on the Company's future business, financial condition, and results of operations.

Seasonality

The Company's business is subject to weather-related seasonal factors which can affect quarterly results of operations. During the first and second quarters of the year, weather conditions usually restrict site development work and limit construction. This generally results in fewer closings during this period although the Company attempts to mitigate the effect of winter weather by building an inventory of foundations in the fall. Results of operations during the first half of the year may reflect increased costs associated with adverse weather. The number of sales contracts signed tends to rise during the first four months of the year, creating a backlog which declines during the second half of the year. A home is included in "backlog" upon the execution of a sales contract by the customer, and sales and cost of sales of a home are recognized when title is transferred and the home is delivered to the buyer at closing.

Recent  Accounting  Pronouncements

In February 1997, Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, was issued which establishes new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. Management has determined that the adoption of SFAS No. 128 will not have a material effect on the Company's consolidated financial statements.

In June 1997, SFAS No. 130, Comprehensive Income, was issued which becomes effective in 1998 and requires reclassification of earlier financial statements for comparative purposes. SFAS No. 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities, be shown in the financial statements. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. Management has not yet determined the effect, if any, of SFAS No. 130 on the Company's consolidated financial statements.

Also in June 1997, SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, was issued. This Statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Management has not yet determined the effect, if any, of SFAS No. 131 on the Company's consolidated financial statements.


PART  II.    OTHER  INFORMATION

Item  4.    Submissions  of  Matters  to  a  Vote  of  Security  Holders.

At the Company's annual meeting on May 20, 1997, there were represented either in person or by proxy 5,711,397 of the Company's common shares, representing 93.2% of the total common shares outstanding. At the meeting, 5,710,226 of the common shares present in person or by proxy voted in favor of Jennifer A. Holihen for election to the Board, and Messrs. John B. Scheumann, Richard H. Crosser, James C. Shook, and Larry S. Wechter continued as members of the Board. Additionally, 5,709,729 of the common shares present in person or by proxy voted in favor of the ratification of Deloitte & Touche LLP as the Company's independent accountants for the year ended December 31, 1997.

Item  5.    Other  Information.

On August 8, 1997, the Company issued a press release, a copy of which is attached hereto as Exhibit 99.1, announcing a share dividend of .5 common shares for each issued and outstanding common share to holders of record as of August 18, 1997, payable on August 25, 1997.

The Company has entered into a non-binding letter of intent to acquire the Memphis, Tennessee division of Heartland Homes LLC, a homebuilder based in Oklahoma City, Oklahoma. Contingent on due diligence, negotiations of a definitive agreement and receipt of various consents and approvals, the Company intends to close this transaction in the fourth quarter of 1997.

The Company has also entered into a non-binding letter of intent to enter into a joint venture with Trinity Homes, Inc., a home builder based in Indianapolis, Indiana. Contingent on due diligence, negotiations of a definitive agreement and receipt of various consents and approvals, the Company intends to close this transaction in the fourth quarter of 1997.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

The following items for which provision is made in the applicable regulations of the Securities and Exchange
Commission are not required under the related explanations or are inapplicable and therefore have been omitted:

Item 1.  Legal Proceedings.
Item 2.  Changes in Securities.
Item 3.  Defaults  Upon  Senior  Securities.

a)          The  following  Exhibits  are  filed  as  a  part  of  this  report.




Number
Assigned in
Regulation
S-K           Exhibit
Item 601      Number   Description of Exhibit

(2)                    No Exhibit.

(3)               3.1  Amended and Restated Articles of Incorporation of Crossmann Communities, Inc.
                       (Incorporated by reference to Exhibit 3.1 to Form S-1 Registration Statement No. 33-68396.)

                  3.2  Bylaws of Crossmann Communities, Inc. (Incorporated by reference to Exhibit 3.2 to Form
                       S-1 Registration Statement No. 33-68396.)

(4)               4.1  Specimen Share Certificate for Common Shares.  (Incorporated by reference to Exhibit 2.9 to Form S-1 Registration Statement No. 33-68396.)

(10)             10.1  1993 Outside Director Stock Option Plan (Incorporated by reference to Exhibit 10.2 to
                       Registration Statement on Form S-1, Registration No. 33-68396.)

                 10.2  Crossmann Communities, Inc. Employee Stock Option Plan.

                 10.3  Employee Stock Option Agreement, dated December 16, 1993 by and between Crossmann
                       Communities, Inc. and John Moody.  (Incorporated by reference to Exhibit 10.14 to Form
                       10-K dated March 25, 1995.)

                 10.4  Employee Stock Option Agreement, dated June 28, 1994 by and between Crossmann
                       Communities, Inc. and John Moody.  (Incorporated by reference to Exhibit 10.17 to
                       Form 10-K dated March 24, 1995.)

                 10.5  Director Stock Option Agreement, dated March 25, 1994 by and between Crossmann
                       Communities, Inc. and James C. Shook.  (Incorporated by reference to Exhibit 10.20 to
                       Form 10-K dated March 24, 1995.)

                 10.6  Director Stock Option Agreement, dated March 25, 1994 by and between Crossmann
                       Communities, Inc. and Larry S. Wechter.  (Incorporated by reference to Exhibit 10.21 to
                       Form 10-K dated March 24, 1995.)

                 10.7  Non-standardized Joinder Agreement for McCready and Keene, Inc. 40(k) Basic Regional
                       Prototype Plan (with Revised Options) for Crossmann Communities, Inc.  (Incorporated by
                       reference to Exhibit 10.26 to Form 10-Q dated May 10, 1995.)

                 10.8  McCready and Keene, Inc. 401(k) Basic Regional Prototype Plan Basic Plan Document #03.
                       (Incorporated by reference to Exhibit 10.27 to Form 10-Q dated May 10, 1995.)

                 10.9  Trust Agreement for Crossmann Communities, Inc. 401(k) Profit Sharing Plan, by and
                       between Crossmann Communities, Inc. and Richard H. Crosser, John Scheumann, and
                       Jennifer Holihen, Trustees.  (Incorporated by reference to Exhibit 10.28 to Form 10-Q dated
                       May 10, 1995.)

                10.10  Employee Stock Option Agreement, dated June 28, 1994 by and between Crossmann
                       Communities, Inc. and Ronald W. Rooze.  (Incorporated by reference to Exhibit 10.31 to
                       Form 10-K dated March 20, 1996.)

                10.11  Employee Stock Option Agreement, dated March 2, 1995 by and between Crossmann
                       Communities, Inc. and John Moody.  (Incorporated by reference to Exhibit 10.32 to Form 10-
                       K dated March 20, 1996.)

                10.12  Employee Stock Option Agreement, dated March 2, 1995 by and between Crossmann
                       Communities, Inc. and Ronald W. Rooze.  (Incorporated by reference to Exhibit 10.34 to
                       Form 10-K dated March 20, 1996.)

                10.13  Director Stock Option Agreement, dated May 18, 1995 by and between Crossmann
                       Communities, Inc. and James C. Shook.  (Incorporated by reference to Exhibit 10.35 to Form
                       10-K dated March 20, 1996.)

                10.14  Director Stock Option Agreement, dated May 18, 1995 by and between Crossmann
                       Communities, Inc. and Larry S. Wechter.  (Incorporated by reference to Exhibit 10.36 to Form
                       10-K dated March 20, 1996.)

                10.15  Note Agreement dated as of December 19, 1995, $25,000,000 7.625% Senior Notes due
                       December 19, 2004, by Crossmann Communities, Inc., et al. (Incorporated by reference to
                       Exhibit 10.37 to Form 10-K dated March 20, 1996.)

                10.16  7.625% Senior Note due December 19, 2004, issued to Combined Insurance Company of
                       America by Crossmann Communities, Inc., et al.  (Incorporated by reference to Exhibit 10.38 to Form 10-K dated March 20, 1996.)

                10.17  7.625% Senior Note due December 19, 2004, issued to The Minnesota Mutual Life Insurance
                       Company by Crossmann Communities, Inc., et al.  (Incorporated by reference to Exhibit 10.39 to Form 10-K dated March 20, 1996.)

                10.18  Amended and Restated Credit Agreement, dated December 22, 1995, by and between
                       Crossmann Communities, Inc., and Bank One, Indianapolis, N.A.  (Incorporated by reference to Exhibit 10.40 to Form 10-K dated March 20, 1996.)

                10.19  First Amendment to Amended and Restated Credit Agreement, dated March 27, 1997.
                       (Incorporated by reference to Exhibit 10.41 to Form 10-Q dated May 13, 1997.)

                10.20  Promissory Note, dated March 27, 1997, by and between Crossmann Communities, Inc. et al.
                       and Bank One, Indiana, N.A.  (Incorporated by reference to Exhibit 10.42 to Form 10-Q dated
                       May 13, 1996.)

                10.21  Employee Stock Option Agreement, dated March 13, 1996 by and between Crossmann
                       Communities, Inc. and John Moody.  (Incorporated by reference to Exhibit 10.43 to Form 10-
                       K dated March 14, 1997.)

                10.22  Employee Stock Option Agreement, dated March 13, 1996 by and between Crossmann
                       Communities, Inc. and Ronald W. Rooze.  (Incorporated by reference to Exhibit 10.44 to
                       Form 10-K dated March 14, 1997.)

                10.23  Director Stock Option Agreement, dated March 13, 1996 by and between Crossmann
                       Communities, Inc. and Larry S. Wechter.  (Incorporated by reference to Exhibit 10.45 to Form
                       10-K dated March 14, 1997.)

                10.24  Director Stock Option Agreement, dated March 13, 1996 by and between Crossmann
                       Communities, Inc. and James C. Shook.  (Incorporated by reference to Exhibit 10.46 to Form
                       10-K dated March 14, 1997.)

                10.25  Change of Control Severance Benefits Agreement, dated March 31, 1997 by and between
                       Crossman Communities, Inc. and Jennifer A. Holihen.

                10.26  Change of Control Severance Benefits Agreement, dated March 31, 1997 by and between
                       Crossman Communities, Inc. and David McCormick.

(11)             11.1  Computation of Per Share Net Income.

(12)                   No Exhibit.

(15)                   No Exhibit.

(18)                   No Exhibit.

(19)                   No Exhibit.

(21)             21.1  Amended subsidiaries of the registrant, dated August 14, 1997.

(22)                   No Exhibit.

(23)                   No Exhibit.

(24)                   No Exhibit.

(27)             27.1  Financial Data Schedule for the quarter ended June 30, 1997.

                 99.1  Press Release issued on August 8, 1997, by Crossmann Communities, Inc. announcing a share
(99)                   dividend.

                 99.2  Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.




(b)  Reports  on  Form  8-K.

On May 13, 1997, the Company filed an 8-K with the Securities and Exchange Commission announcing its intent to acquire Galloway Homes, Inc. and related entities. On June 13, 1997 the Company allowed this letter of intent to expire.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






CROSSMANN  COMMUNITIES,  INC.


/s/  Jennifer  A.  Holihen
Jennifer  A.  Holihen
Director;  Chief  Financial  Officer;
Treasurer;  Secretary
(Principal  Financial  and  Accounting  Officer)





Dated:    August  14,  1997