Form 10-Q
period 1997-09-30
CROSSMANN COMMUNITIES INC
filed 1997-11-14
CIK 911644

Securities and Exchange Commission
                            Washington D.C.  20549

                                  FORM 10-Q

[  X  ]    Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange  Act  of  1934  For  the  Period            Ended September 30, 1997.

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
(Address of principal executive offices)                   (Zip Code)
(317) 843-9514
----------------------------------------
 (Telephone number)
----------------------------------------



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




          There were 11,089,440 Common shares outstanding as of November 14, 1997.

                         CROSSMANN COMMUNITIES, INC.
                                  FORM 10-Q

                                    INDEX

Part  I.  Financial  Information.

     Item  1.          Financial  Statements.

Consolidated balance sheets as of September 30, 1997 (unaudited) and December 31, 1996.

Consolidated  unaudited  statements  of  income  for  the  three months ended
September    30,  1997  and  1996,
               and  for  the  nine  months  ended September 30, 1997 and 1996.

               Consolidated unaudited statements of cash flows for the nine months ended September 30, 1997 and 1996.

               Notes  to  consolidated  unaudited financial statements for the
nine  months  ended  September  30,  1997  and                           1996.

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

     Item  3.          Defaults  upon  Senior  Securities.

     Item  4.          Submission  of  Matters  to a Vote of Security Holders.

     Item  5.          Other  Information.

     Item  6.          Exhibits  and  Reports  on  Form  8-K.


Signatures.

                       PART I.  FINANCIAL INFORMATION.

Item  1.    Financial  Statements



                            CROSSMANN COMMUNITIES, INC.
                                  AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS





                                            September 30, 1997    December 31, 1996
                                            --------------------  ------------------
                                                     (unaudited)
                                            --------------------
ASSETS
  Cash and cash equivalents                 $            148,985  $          100,000
  Retainages                                             624,485           1,151,700
  Real estate inventories                            157,024,965         113,202,107
  Furniture and equipment, net                         3,202,929           2,919,333
  Investments in joint ventures                        5,135,146           3,404,742
  Goodwill, net                                        3,468,824           2,737,328
  Other assets                                         6,421,148           4,821,259
                                            --------------------  ------------------
Total assets                                $        176,026,482  $      128,336,469
                                            ====================  ==================


Liabilities and shareholders' equity
  Accounts payable                          $         19,689,178  $       14,110,634
  Accrued expenses and other liabilities               7,659,849           5,250,256
  Notes payable                                       46,502,395          49,326,220
                                            --------------------  ------------------
Total liabilities                                     73,851,422          68,687,110

Commitments and contingencies

Shareholders' equity:
  Common shares                                       55,076,994          24,400,903
  Retained earnings                                   47,098,066          35,248,456
                                            --------------------  ------------------
Total shareholders' equity                           102,175,060          59,649,359
                                            --------------------  ------------------
Total liabilities and shareholders' equity  $        176,026,482  $      128,336,469
                                            ====================  ==================

See  accompanying  notes.







                                 CROSSMANN COMMUNITIES, INC.
                                       AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                        THREE  MONTHS ENDED SEPTEMBER 30,
NINE  MONTHS  ENDED  SEPTEMBER  30,



                                             1997          1996           1997           1996
                                      ------------  ------------  -------------  -------------

Sales of residential real estate      $89,969,648   $66,955,250   $206,329,777   $149,764,371
Cost of residential real estate sold   71,387,248    52,648,888    164,025,835    118,494,310
                                      ------------  ------------  -------------  -------------
Gross profit                           18,582,400    14,306,362     42,303,942     31,270,061

Selling, general and
 administrative                         8,663,860     6,130,357     22,605,602     16,477,807
                                      ------------  ------------  -------------  -------------
Income from operations                  9,918,540     8,176,005     19,698,340     14,792,254

Other income, net                         319,816       162,686        870,116        587,123
Interest expense                         (144,688)     (286,869)      (733,938)      (667,140)
                                      ------------  ------------  -------------  -------------
                                          175,128      (124,183)       136,178        (80,017)
                                      ------------  ------------  -------------  -------------

Income before income taxes             10,093,668     8,051,822     19,834,518     14,712,237
Income taxes                            4,037,468     3,196,125      7,984,938      5,862,975
                                      ------------  ------------  -------------  -------------
Net income                            $ 6,056,200   $ 4,855,697   $ 11,849,580   $  8,849,262
                                      ============  ============  =============  =============

Weighted average number of
 common shares outstanding              9,537,205     9,158,562      9,310,878      9,147,006
                                      ============  ============  =============  =============

Net income per common share           $       .64   $       .53   $       1.27   $        .97
------------------------------------  ============  ============  =============  =============

See  accompanying  notes.





                                   CROSSMANN COMMUNITIES, INC.
                                         AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                      Nine Months            Nine Months
                                                      Ended September 30,    Ended September 30,
                                                      ---------------------  ---------------------
                                                                      1997                   1996
                                                      ---------------------  ---------------------
Operating activities:
Net Income                                            $         11,849,580   $          8,849,262
Adjustments to reconcile net income to net cash
  flows from operating activities:
    Depreciation                                                   459,214                381,472
    Amortization                                                  (326,017)               125,528
    Gain on sale of equipment                                       (2,651)                (4,385)
    Cash provided (used) by changes in:
      Retainages                                                   531,715               (364,909)
      Amounts due from related parties                             (13,363)              (517,509)
      Real estate inventories                                  (35,395,493)           (43,991,267)
      Other assets                                              (1,053,699)            (1,450,271)
      Accounts payable                                           4,318,271              6,206,228
      Amounts due to related parties                                   -0-                339,749
      Accrued expenses and other liabilities                     1,972,721              3,448,106
                                                      ---------------------  ---------------------
Net cash flows from operating activities                       (18,109,722)           (26,977,996)

Investing activities:
Purchases of furniture and equipment                              (691,423)            (1,940,500)
Proceeds from disposition of furniture and equipment                 2,651                  7,600
Investments in joint ventures                                   (1,730,404)              (413,822)
Business Acquisitions                                              623,825                    -0-

Net cash used by investing activities                           (1,795,351)            (2,346,722)

Financing activities:
Proceeds from bank borrowing                                   108,835,644             74,896,000
Principal payments on bank borrowing                          (118,235,000)           (50,204,000)
Payments on notes and long-term debt                              (456,011)              (472,321)
Proceeds from sale of common shares                             29,809,425                 31,000
                                                      ---------------------  ---------------------
Net cash provided by financing activities                       19,954,058             24,250,679
                                                      ---------------------  ---------------------

Net decrease in cash and cash equivalents                           48,985             (5,074,039)
Cash and cash equivalents at beginning of period                   100,000              5,232,950
                                                      ---------------------  ---------------------
Cash and cash equivalents at end of period            $            148,985   $            158,911
----------------------------------------------------  =====================  =====================

See  accompanying  notes.


CROSSMANN  COMMUNITIES,  INC.  AND  SUBSIDIARIES

NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS


1.    BASIS  OF  PRESENTATION

Crossmann Communities, Inc. (the "Company") is engaged primarily in the development, construction, marketing and sale of new single-family homes for first-time and first move-up buyers. The Company also acquires and develops land for construction of such homes and originates mortgage loans for the buyers. The Company operates in Indianapolis, Ft. Wayne and Lafayette, Indiana; Cincinnati, Columbus and Dayton, Ohio; and in Louisville and Lexington, Kentucky. On September 30, 1997, Crossmann entered its newest market, Memphis, Tennessee, with the acquisition of a division of Heartland Homes, LTD, a homebuilding company based in Oklahoma City, Oklahoma. This acquisition was not a material transaction; therefore, pro forma information has not been presented.

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

2.    SHAREHOLDER'S  EQUITY

On September 12, 1997, the Company completed a public offering of 1,813,500 new shares and raised net proceeds of approximately $29.7 million. Details regarding the offering may be found in the final Form S-2 filed with the
Securities  and  Exchange  Commission    on  September  12,  1997.

All per share disclosures have been retroactively adjusted to give effect to a three-for-two stock split effected by a share dividend paid August 25, 1997 to holders of record on August 18, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Management's discussion and analysis may include certain "forward-looking statements," as defined in the Private Securities Litigation Reform Act of 1995. such statements may involve unstated risks, uncertainties and other factors  that  may  cause  actual  results  to  differ  materially.

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

The Company's business is also subject to weather-related seasonal factors that can affect quarter-to-quarter results of operations. The number of sales contracts signed tends to be higher during the first four months of the year, creating a backlog that declines during the second half of the year. A home is included in "backlog" upon execution of a sales contract by the customer, and sales and cost of sales are recognized when the title is transferred and the home is delivered to the buyer at "closing." Adverse weather conditions during the first and second quarters of the year usually restrict site development work, and construction limitations generally result in fewer closings during this period. Results of operation during the first half of the year also tend to reflect increased costs associated with adverse weather. Weather in the first half of 1997 was unusually mild and dry and contributed to favorable comparisons between 1997 and 1996.
THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

Sales for the three months ended September 30, 1997 increased approximately $23 million, or 34.4%, over sales in the same period in 1996. This increase reflects more homes closed: 797 homes in 1997, compared to 592 in 1996. The average selling price was down slightly: $112,885 per home for the period in 1997, compared to $113,100 in 1996. Higher sales resulted from generally higher production levels in all divisions, adjusted upward to address higher backlog.

Gross profit increased approximately $4.3 million for the three months ended September 30, 1997, over the same period the year before. Gross profit as a percentage of sales decreased from 21.4% in 1996 to 20.7% in 1997. Margins declined somewhat because of improved deliveries in Crossmann's newer markets.
 In cities Crossmann has entered recently, margins tend to be lower than in the Company's more established markets.

Selling, general and administrative expenses increased $2.5 million during the three months ended September 30, 1997 compared to the same period in 1996, due in part to sales commissions on the higher sales volume and in part to increased overhead incurred to achieve higher production. Selling, general and administrative expenses increased as a percentage of sales from 9.2% to 9.6%.

Other income increased $157,131 for the three months ended September 30, 1997 compared to the same period the year before, due to improved earnings from land development joint ventures and other miscellaneous sources.

Income before income taxes for the three months ended September 30, 1997 increased approximately 25.3%, from approximately $8.1 million in 1996 to more than $10.1 million in 1997. Income before income taxes as a percentage of sales decreased to 11.2% of sales in 1997 compared to 12.0% in 1996. Net income was $1.2 million higher for the third quarter of 1997 than for the third quarter of 1996, an increase of 24.7%. As a percentage of sales, net income decreased to 6.73% of sales from 7.25% during the same period in 1996.


NINE  MONTHS  ENDED  SEPTEMBER  30,  1997    COMPARED TO THE NINE MONTHS ENDED
SEPTEMBER  30,  1996.

Sales for the nine months ended September 30, 1997 increased approximately $56.6 million, or 37.8%, over the same period in 1996. This increase reflects more homes closed: 1,833 in 1997, compared to 1,357 in 1996. Selling prices were higher as well: approximately $112,560 per home for the period in 1997, compared to approximately $110,400 in 1996. Mild weather and improving production systems in the Company's newer divisions contributed to the increase in unit closings.

Gross profit increased approximately $11 million for the nine months ended September 30, 1997, over the same period the year before. Gross profit as a percentage of sales decreased to 20.5% in 1997 compared to 20.9% in 1996. Again, this decline is principally attributed to the mix between older more established markets (Indianapolis and Lafayette) and newer markets where the Company has not yet achieved as strong a command over land, suppliers and subcontractors (Dayton, Cincinnati, Louisville). Over time, margins in newer markets should improve as Crossmann gains market share.

Selling, general and administrative expenses increased approximately $6.1 million during the nine months ended September 30, 1997 compared to the same period in 1996, due principally to sales commissions on the higher sales volume and to higher overhead required to achieve higher production. Selling, general and administrative expenses as a percentage of sales remained constant at 11% of sales.

Other income decreased $282,993 for the nine months ended September 30, 1997, because interest expense was higher in 1997 than in 1996 due to higher overall borrowings used to finance heavier production.

Income before income taxes for the nine months ended September 30, 1997 increased $5.1 million, from approximately $14.7 million in 1996 to approximately $19.8 million in 1997, an increase of 34.9%. This increase is due primarily to higher sales volume on a relatively fixed base of selling, general, and administrative expenses. Income before income taxes as a percentage of sales decreased to 9.6% of sales in 1997 compared to 9.8% in 1996. Net income increased 34%, from approximately $8.9 million in the first nine months of 1996 to approximately $11.9 million in the first nine months of 1997.

CHANGES  IN  FINANCIAL  POSITION
Retainages decreased $527,215 in the first nine months of the year, or 45.8%. This change is seasonal. Mortgage companies retain escrows for the completion of exterior landscape items. As weather permits, yards are completed and retainages are released to the Company during the second half of the year.

The Company increased its investment in real estate inventories approximately $43.8 million, or 38.7%, from their December 31, 1996 level. The expansion in inventory reflects heavy building activity on homes in backlog, many of which are expected to close by year end. It also reflects land acquisition and development activity in preparation for 1998 production. Investments in real estate joint ventures increased $1.7 million, or 50.8%, since December 31. This increase also reflects planning for additional capacity for closings in 1998 and beyond.

On September 12, 1997 the Company completed a public offering of 1,813,500 shares and raised approximately $29.7 million in equity, net of expenses. Proceeds were used to reduce debt. Notes payable were approximately $2.8 million lower at September 30, 1997 than at December 31, 1996.

CAPITAL  RESOURCES  AND  LIQUIDITY
In December, 1995, the Company issued senior notes pari passu with its senior bank facility, in the amount of $25 million, to be repaid over nine years at a
fixed  interest  rate  of  7.625%.   At September 30, 1997, $22.2 million was
outstanding. Crossmann also has a $60 million line of credit with Bank One, Indiana, NA and its participant, NBD, Indiana, NA, on which approximately $19.2 million was outstanding at September 30, 1997.

Both the note agreements and the bank line of credit require compliance with certain financial and operating covenants and place certain limitations on the Company's investments in land and unconsolidated joint ventures. They also limit payments of cash dividends by the Company.

The Company's financing needs depend on land acquisition, inventory turnover and sales volume. Historically, the Company has financed operations with the retention of earnings and borrowing from financial institutions. Management believes future financing needs will be funded by internally generated capital, funds available under the existing credit arrangement, and additional financing to be negotiated.

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

Sales backlog at September 30, 1997 was 1,509 homes with an aggregate sales value of approximately $166.0 million, compared to 1,385 homes with an aggregate sales value of approximately $148.4 million at September 30, 1996, an increase of approximately 9%. This increase reflects a higher year-end backlog (1,006 at December 31, 1996, compared to 757 at December 31, 1995) and stronger sales during the period (2,336 contracts written in the first nine months of 1997, compared to 1,983 in 1996, an increase of 18%).



FUTURE  TRENDS

On October 17, 1997, Crossmann entered into a 50% joint venture with Trinity Homes, Inc. in Indianapolis, a homebuilder which delivered approximately 447 homes last year at an average selling price of approximately $160,000. Trinity was ranked as the fourth largest homebuilder in Indianapolis in 1996. This joint venture should enhance Crossmann's position as a leading builder in Indianapolis and the surrounding counties in 1998.



                         PART II.  OTHER INFORMATION

Item  2.    Changes  in  Securities.

On August 7, 1997, Crossmann declared a three-for-two stock split effected by a share dividend paid on August 25, 1997 to shareholders of record on August 18, 1997. All per share disclosures have been adjusted retroactively to reflect the split.

On September 12, 1997 Crossmann sold in a public offering, 1,813,500 of shares at $17.50 per share. Net of expenses, proceeds to the Company were
approximately  $29.7  million.    The  weighted  average  number  of  shares
outstanding during the third quarter (split adjusted) is 9,537,205. The number of shares outstanding at November 14, 1997 is 11,089,440.





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


a)  Exhibits



Exhibit  Description of Exhibit
Number
3.1      Amended and restated Articles of Incorporation of Crossmann Communities, Inc.
         (Incorporated by reference to Exhibit 3.1 to Form S-1 Registration Statement No. 33-68396.)

3.2      Bylaws of Crossmann Communities, Inc. (Incorporated by reference to Exhibit 3.2 to Form S-1 Registration Statement No. 33-68396.)
4.1      Specimen Share Certificate for Common Shares.  (Incorporated by reference to
         Exhibit 2.9 to Form S-1 Registration Statement No. 33-68396.)
10.2     1993 Outside Director Stock Option Plan.  (Incorporated by reference to Exhibit 10.2 to Form S-1 Registration Statement No. 33-68396.)
10.3     1993 Employee Stock Option Plan, As amended as of May 22, 1996.  (Incorporated by reference to Exhibit 10.3 to Form 10-Q dated August 13, 1996.)
10.37    Note Agreement dated as of December 19, 1995, $25,000,000 7.625% Senior Notes
         due December 9, 2004, by Crossmann Communities, Inc., et al. (Incorporated by
         reference to Exhibit 10.37 to From 10-K dated March 18, 1996.)
10.38    7.625% Senior Note due December 19, 2004, issued to Combined Insurance
         Company by Crossmann Communities, Inc., et al.  (Incorporated by reference to
         Exhibit 10.38 to Form 10-K dated March 18, 1996.)
10.39    7.625% Senior Note due December 19, 2004, issued to Minnesota Mutual Life
         Insurance company by Crossmann Communities, Inc., et al.  (Incorporated by
         reference to Exhibit 10.39 to Form 10-K dated March 18, 1996.)
10.40    Amended and Restated Credit Agreement, dated December 22, 1995, by and between Crossmann Communities, Inc., et al. and Bank One, Indianapolis N.A.
         (Incorporated by reference to Exhibit 10.40 to Form 10-K dated March 18, 1996.)
10.41    First Amendment to Amended and Restated Credit Agreement, dated March 27,
         1997, by and between Crossmann Communities, Inc. et al. and Bank One, Indiana
         N.A. (Incorporated by reference to Form 10-Q dated May 13, 1997.)
10.42    Promissory Note, dated March 27, 1997, by and between Crossmann Communities,
         Inc. et al. and Bank One, Indiana, N.A.  (Incorporated by reference to Form 10-Q dated May 13, 1997.)
 11.10   Computation of Per Share Net Income for the quarter ended September 30, 1997.
19.1     Lease by and between Pinnacle Properties LLC ("Landlord") and Crossmann
         Communities, Inc. (Tenant"), 9202 North Meridian Street, Suite 300, Indianapolis,
         Indiana 46260, executed April 18, 1994.  (Incorporated by reference to Exhibit 19.1 to Form 10-Q dated August 12, 1994.)
21.2     Amended subsidiaries of the registrant, dated November 14, 1997.
27.1     Financial Data Schedule for the quarter ended September 30, 1997.
-------  -------------------------------------------------------------------------------------------



(b)  Reports  on  Form  8-K.

     None.








                                  SIGNATURES


     Pursuant to the requirements of Sections 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





CROSSMANN  COMMUNITIES,  INC.


/s/Jennifer  A.  Holihen
Jennifer  A.  Holihen
Director,  Chief  Financial  Officer;
Treasurer;  Secretary;
(Principal  Financial  and  Accounting  Officer)





Dated:    November  14,  1997

























Crossmann  Communities,  Inc.
Exhibit  21.2  -Amended  Subsidiaries  of  the  Registrant



                         CROSSMANN COMMUNITIES, INC.
                                 SUBSIDIARIES



Deluxe  Homes,  Inc.

Trimark  Homes,  Inc.

Deluxe  Homes  of  Lafayette

Crossmann  Communities  of  Ohio

Cutter  Homes,  Ltd.

Crossmann  Communities  of  Tennessee  LLC

Crossmann  Management,  Inc.

Crossmann  Investments,  Inc.

Trimark  Development,  Inc.

Crossmann  Mortgage  Corp.

Merit  Realty,  Inc.

Deluxe  Aviation,  Inc.


















Crossmann  Communities,  Inc.
Exhibit  11.3  -  Computation  of  Per  Share  Net  Income
For  the  Quarter  and  the  Period  Ended  September  30,  1997





Quarter  Ended  September  30,  1997:





                                               Primary     Fully Diluted
Weighted Average Number of Shares:
  Average Common Shares Outstanding
  at September 30, 1997                        9,537,205       9,537,205
  Dilutive Effect of Common Stock Equivalents
  at September 30, 1997                          111,553         111,553
Weighted Average Shares at September 30, 1997  9,648,758       9,648,758
                                               ==========  ==============
Net Income                                     6,056,200       6,056,200
                                               ==========  ==============
Net Income per Common Share                        .63(1)          .63(1)
---------------------------------------------  ==========  ==============






Period  Ended  September  30,  1997





                                               Primary      Fully Diluted
Weighted Average Number of Shares:
  Average Common Shares Outstanding
  at September 30, 1997                         9,310,878       9,310,878
  Dilutive Effect of Common Stock Equivalents
  at September 30, 1997                            83,144         150,194
Weighted Average Shares at September 30, 1997   9,394,022       9,461,072
                                               ===========  ==============
Net Income                                     11,849,580      11,849,580
                                               ===========  ==============
Net Income per Common Share                        1.26(1)         1.25(1)
---------------------------------------------  ===========  ==============

(1) This calculation is submitted in accordance with Regulation S-K item 601(b) (11)
       although  not required by footnote 2 to paragraph 14 of APB Opinion No.
15
       because  it  results  in  dilution  of  less  than  3%.