Form 10-Q/A
period 1997-09-30
CROSSMANN COMMUNITIES INC
filed 1997-11-26
CIK 911644

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






                                   CROSSMANN COMMUNITIES, INC.
                                         AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                      Nine Months            Nine Months
                                                      Ended September 30,    Ended September 30,
                                                      ---------------------  ---------------------
                                                                      1997                   1996
                                                      ---------------------  ---------------------
Operating activities:
Net Income                                            $         11,849,580   $          8,849,262
Adjustments to reconcile net income to net cash
  flows from operating activities:
    Depreciation                                                   459,214                381,472
    Amortization                                                  (326,017)               125,528
    Gain on sale of equipment                                       (2,651)                (4,385)
    Cash provided (used) by changes in:
      Retainages                                                   531,715               (364,909)
      Amounts due from related parties                             (13,363)              (517,509)
      Real estate inventories                                  (35,395,493)           (43,991,267)
      Other assets                                              (1,503,699)            (1,450,271)
      Accounts payable                                           4,318,271              6,206,228
      Amounts due to related parties                                   -0-                339,749
      Accrued expenses and other liabilities                     1,972,721              3,448,106
                                                      ---------------------  ---------------------
Net cash flows from operating activities                       (18,109,722)           (26,977,996)

Investing activities:
Purchases of furniture and equipment                              (691,423)            (1,940,500)
Proceeds from disposition of furniture and equipment                 2,651                  7,600
Investments in joint ventures                                   (1,730,404)              (413,822)
Business Acquisitions                                              623,825                    -0-

Net cash used by investing activities                           (1,795,351)            (2,346,722)

Financing activities:
Proceeds from bank borrowing                                   108,835,644             74,896,000
Principal payments on bank borrowing                          (118,235,000)           (50,204,000)
Payments on notes and long-term debt                              (456,011)              (472,321)
Proceeds from sale of common shares                             29,809,425                 31,000
                                                      ---------------------  ---------------------
Net cash provided by financing activities                       19,954,058             24,250,679
                                                      ---------------------  ---------------------

Net decrease in cash and cash equivalents                           48,985             (5,074,039)
Cash and cash equivalents at beginning of period                   100,000              5,232,950
                                                      ---------------------  ---------------------
Cash and cash equivalents at end of period            $            148,985   $            158,911
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





CROSSMANN  COMMUNITIES,  INC.


/s/Jennifer  A.  Holihen
Jennifer  A.  Holihen
Director,  Chief  Financial  Officer;
Treasurer;  Secretary;
(Principal  Financial  and  Accounting  Officer)





Dated:    November  26,  1997