Form 10-K
period 1997-12-31
CROSSMANN COMMUNITIES INC
filed 1998-03-30
CIK 911644

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                              ____________________

                                    FORM 10-K
                              ____________________

[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                   For the fiscal year ended December 31, 1997

[      ]  Transition  Report  Pursuant  to Section 13 or 15(d) of the Securities
Exchange  Act  of  1934.

Commission  file  number                  0-22562


                               CROSSMANN COMMUNITIES, INC.
                  (Exact name of registrant as specified in its charter)


Indiana . . . . . . . . . . . . . . . . . . . . . .                            35-1880120
---------------------------------------------------  ------------------------------------
(State or other jurisdiction of incorporation). . .  (I.R.S. Employer Identification No.)
9202 North Meridian Street
Indianapolis, Indiana . . . . . . . . . . . . . . .                                 46260
---------------------------------------------------  ------------------------------------
(Address of principal executive offices). . . . . .                            (Zip code)
(317) 843-9514
---------------------------------------------------
Registrant's telephone number, including area code)
---------------------------------------------------


           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

        SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                        COMMON SHARES, WITHOUT PAR VALUE
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all documents required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes        X                 No
                                                    ---------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements  incorporated  by  reference  in  Part  III  of this Form 10-K or any
amendment  to  this  Form  10-K.          [  ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on March 24, 1998 was approximately $322,660,641. As of March 24, 1998, there were 11,126,229 Common Shares of the registrant issued and outstanding.



                       DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the documents listed below have been incorporated by reference into the indicated part of this Form 10-K.
Document  Incorporated                                         Part of Form 10-K
--------------------------------------------------------------------------------
Proxy  Statement  for  1997                                             Part III
Annual  Meeting  of  Shareholders
                                     PART I

ITEM  1.    BUSINESS

GENERAL

     Crossmann  Communities,  Inc.  ("Crossmann" or the "Company")  has provided
homes  to  families  in  central  Indiana  since  1973.        Today the Company
operates in ten markets: Indianapolis, Lafayette, Ft. Wayne and Columbus, Indiana; Columbus, Cincinnati, and Dayton, Ohio; Louisville and Lexington Kentucky; and Memphis, Tennessee. Crossmann's homes are targeted to entry-level and first move-up home buyers. The average size of one of Crossmann's new homes is 1,400 square feet, and the average selling price in 1997 was approximately $114,000.

      Crossmann achieved record sales in 1997, delivering 2,774 new homes, compared to 2,068 in 1996. Crossmann also expanded its operations to its newest markets, Lexington, and Memphis, through acquisitions in these cities, and enhanced operations in Indianapolis by forming a joint venture with another homebuilding company there. Crossmann strengthened its balance sheet through a secondary offering of shares in September 1997, adding nearly $30 million in equity.

     Crossmann has consistently achieved sales and net income growth over recent years, having achieved a 5-year average compound annual growth in revenue of over 39%. The Company's success has been and will continue to be dependent upon the following key operating strategies:


     1. Focused Market Approach. The Company focuses on affordably priced entry-level and first move-up single family homes, in markets the Company believes have significant and stable long-term demand. Management believes that entry-level housing generally allows high volume homebuilders, such as the Company, to build a standardized product. This permits efficiencies in construction and materials purchasing that can result in high margins. The company will continue to focus on providing product lines that address the needs of this market segment.

     2. Emphasis on Customer Service. The Company is committed to providing a high level of customer service as an integral component of its competitive strategy. The Company serves its customer through the attention it devotes to the financial concerns of its customers and by producing a high quality product.

     3. Market Concentration. The Company currently conducts its business in nine Midwestern markets. The Company believes that these cities enjoy relatively low unemployment, diversified industry, and satisfactory infrastructure. The Company believes that these characteristics, among others, make these cities attractive to employers, which, in turn, create demand for housing of the type offered by the Company. The Company intends to explore opportunities to expand its homebuilding operations to metropolitan areas that it believes offer stable economic characteristics similar to those of its existing markets. The Company believes that its most effective expansion opportunities will be in similar markets where it can effectively utilize the strengths of its operating strategy.

     In September 1997, the Company expanded beyond the Midwest through its acquisition of the Memphis division of Heartland Homes, Inc. in Memphis, Tennessee. Management believes this market has many of the attractive characteristics of the other cities in which it operates.

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

MARKETS

     Indianapolis, Indiana. Indianapolis is the capital of Indiana; as a result, federal, state and local government offer a source of significant and stable employment in the city. According to the Census Bureau, the Indianapolis metropolitan statistical area ("MSA") had an estimated population of 1,476,865 as of July 1, 1995, an increase of 7.0% over 1990. Indianapolis is a major center for manufacturing, distribution, insurance, and financial and health services. Major private sector employers include the Allison Engine Company, the Allison Transmission division of General Motors, DowElanco, Boehringer Mannheim Corporation, Thomson Consumer Electronics and Eli Lilly & Company. As of December 31, 1997, metropolitan Indianapolis had an unemployment rate of 2.8% as compared to the national average of 4.9%. The city is located at the intersection of four major interstates, and one-quarter of the nation's population is within a day's drive. A $1 billion aircraft maintenance hub for United Airlines has recently begun operations, and a $62 million express mail sorting facility for the U.S. Postal Service has recently been completed.

      Crossmann delivered more single-family detached homes in the Indianapolis metropolitan market than any other homebuilder in 1997. The Company currently offers homes in 42 communities. In October 1997, Crossmann entered into a 50% joint venture with another Indianapolis homebuilder, Trinity Homes, Inc. This venture, Trinity Homes, LLC, ("Trinity") offers single-family homes in 26 communities.

     Southern Indiana. In December 1995, the Company opened a new office in Columbus, Indiana to serve communities south of Indianapolis that have experienced job growth in recent years. From this office the Company manages construction in 11 communities in Columbus, Bloomington, Franklin, Greensburg, Seymour, and Shelbyville, Indiana.

     Lafayette, Indiana. Lafayette is located approximately 66 miles northwest of Indianapolis. According to the Census Bureau, the Lafayette MSA had a population of 167,879 as of July 1, 1995, an increase of 3.9% over 1990. West Lafayette is the home of Purdue University, which is the city's largest employer. Other major employers in the Lafayette metropolitan area include Subaru-Isuzu America, Inc., Wabash National Corporation, Alcoa, Great Lakes Chemical and A.E. Staley. As of December 31, 1997, metropolitan Lafayette had an unemployment rate of 2.5% as compared to the national average of 4.9%.

     Crossmann delivered more single-family detached homes in the Lafayette metropolitan market than any other homebuilder in 1997. The Company currently is offering homes in 5 communities in the Lafayette metropolitan area.

     Ft. Wayne, Indiana. Ft. Wayne is the second largest city in Indiana. According to Census Bureau, the Ft. Wayne MSA had an estimated population of 471,508 as of July 1, 1995, an increase of 3.3% over 1990. As of December 31, 1997, metropolitan Ft. Wayne had an unemployment rate of 2.6% compared to a national average of 4.9%. Major employers include Lincoln National Corporation, General Motors Truck and Bus, General Electric, ITT Aerospace, and Dana Corporation. Crossmann offers homes in 12 communities within the Ft. Wayne MSA.

     Columbus, Ohio. Columbus is the capital of the state of Ohio and, as a result, federal, state and local government offer a source of significant and stable employment in the city. According to the Census Bureau, the Columbus MSA had a population of 1,437,512 as of July 1, 1995, an increase of 6.8% over 1990. The unemployment rate for the Columbus MSA for 1997 was 2.6%, which was below the national average of 4.9%. Columbus is the home of Ohio State University, which has one of the largest single college campus populations in the world and an annual budget that exceeds $1 billion. Major private employers in Columbus include The Limited, Inc., Nationwide Insurance, Lucent Technologies, Honda of America, and Banc One Corporation. The Company currently offers new homes in 24 communities in the Columbus metropolitan area.

     Cincinnati,  Ohio.    According  to  the  Census  Bureau,  the  Cincinnati
Consolidated MSA had an estimated population of 1,907,438 as of July 1, 1995, an increase of 4.9% over 1990. It is a major cultural and recreation center. Cincinnati had an unemployment rate of 3.3% in 1997 compared to a national average of 4.9%. Major employers include U.S. and local government agencies, Procter & Gamble Co., the University of Cincinnati, the Kroger Co., and G.E. Aircraft Engines. The Cincinnati International Airport is a major hub for Delta Airlines. Crossmann offers homes in 10 communities within the Cincinnati MSA.

     Dayton,  Ohio.        According to the Census Bureau, the Dayton MSA had an
estimated population of 956,412 as of July 1,1995, an increase of 0.5% over 1990. Dayton had an unemployment rate of 3.7% at December 31, 1997 compared to a national average of 4.9%. Major employers include Wright-Patterson Air Force Base, General Motors, Airborne Express, Elder-Beerman Stores, and Navi-Star International Trans. Corp. Today the Company operates in 8 communities in Dayton.

     Louisville, Kentucky. The Louisville MSA had a population of 980,860 in 1990, and an unemployment rate as of December 31, 1997 of 3.1% compared to a national average of 4.9%. Major employers include UPS, General Electric, Ford Motor Co., Columbia Health Care, Inc. and Humana. Crossmann currently offers homes in 19 Louisville communities.

     Lexington, Kentucky. In June of 1997, Crossmann acquired a Lexington homebuilder, Cutter Homes Ltd., the third largest homebuilder in Lexington, Kentucky, ranked by the number of new homes closed in 1996. According to the Census Bureau, the Lexington MSA had an estimated population of 435,736 as of July 1, 1995, an increase of 7.3% over 1990. Lexington had an unemployment rate of 2.2% as compared to the national unemployment rate of 4.9%. Major employers in the Lexington metropolitan area include University of Kentucky, Toyota Motor Corporation and Lexmark International, Inc. Crossmann offers homes in 3 Lexington communities.

     Memphis, Tennessee. On September 30, 1997, Crossmann acquired the Memphis division of Heartland Homes, LLC, a homebuilding company based in Oklahoma City, Oklahoma. According to the Census Bureau, the Memphis MSA had an estimated population of 1,068,891 as of July 1, 1995, an increase of 6.1% over 1990. The Memphis metropolitan area had an unemployment rate of 3.7% at December 31, 1997 as compare to the national unemployment rate of 4.9%. Major employers in the Memphis metropolitan area include Federal Express Corporation, Kellog Company and National Commerce Bancorporation. Crossmann currently offers homes in 7 communities in Memphis.

PRODUCT  LINES

     The Company sells homes under the names "New American Homes," "Deluxe Homes" and "Trimark Homes." Within these product categories, the Company offers a variety of floor plans and exterior styles with two, three, and four bedrooms, two or more bathrooms and a two-car attached garage. Contracts for the sale of homes are at fixed retail prices. Standard features of each product line include built-in appliances and custom wood cabinets in the kitchen, wall-to-wall carpeting, a high-efficiency furnace, maintenance-free vinyl siding, landscaped yard, poured concrete walks, porches and driveways. Purchasers are given the opportunity to select, at additional costs, such amenities as patios or decks, wood windows, skylights, upgraded carpeting and flooring, a fireplace or a basement.

     Each of the Company's product lines is targeted at entry-level and first move-up buyers and, although there are similarities among the homes in the different product lines, New American Homes tend to be smaller and include fewer standard amenities than Deluxe Homes or Trimark Homes, and Trimark Homes tend to offer greater living space and include more standard amenities than New American Homes or Deluxe Homes. In 1997, the average price of the homes sold in these categories was approximately $93,800 for the New American Homes line, $116,800 for the Deluxe Homes line and $128,400 for the Trimark Homes line.

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

     Once the land has been purchased, the Company undertakes development activities that include site planning and engineering, as well as constructing roads, sewer, water and drainage facilities and other amenities. The activities are carefully managed, with phases geared to the Company's projected sales. Generally, management of the Company attempts to maintain an inventory of "finished" lots sufficient for approximately half the homes which the Company anticipates it will construct during the next 18 months. In addition, the Company maintains an inventory of raw land in anticipation of its needs for a period of 18 to 36 months in the future. The following chart summarizes the Company's available lot inventory as of December 31, 1997.




                  Finished  Lots Under   Raw Land            Under

                  Lots      Development  (Est. Lots)  Total  Option

Indianapolis . .       700          736        2,293  3,729   2,943
Lafayette. . . .        46            0           80    126     628
Ft. Wayne. . . .       255            0            0    255     265
Columbus . . . .       349           36          619  1,004     584
Cincinnati . . .       207           50          529    786     238
Southern Indiana       175          214          382    771     469
Dayton . . . . .       183          172          530    885      50
Louisville . . .       201           65          510    776     245
Lexington. . . .        38            0            0     38     401
Memphis. . . . .        22            0            0     22     121
                  --------  -----------  -----------  -----  ------
                     2,176        1,273        4,943  8,392   5,944
                  ========  ===========  ===========  =====  ======


     In addition to purchasing unimproved land outright, the Company from time to time has used partnerships and joint ventures to acquire and develop land. Joint ventures sell finished lots to builders, including, but not limited to, the Company. The Company will continue to consider such partnership and joint venture arrangements in the future when management perceives a favorable opportunity. At December 31, 1997, the Company was a participant in 8 such joint ventures.

     The development of land is extremely capital intensive, and as a result, the Company's ability to develop land is limited. In 1997, the Company developed approximately 57% of the lots on which its homes were built, compared to approximately 56% in 1996. The Company expects this percentage to stay approximately the same in 1998.

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

     The Company's New Home Counselors advise buyers, many of whom are first-time home buyers, on available financing options. The Company builds most of its homes under the guidelines and specifications of the Federal Housing Administration ("FHA") and the Veterans Administration ("VA"), thereby offering eligible buyers the benefit of FHA/VA mortgages. The Company believes that such counseling and the availability of FHA/VA financing is important to its overall success in that many entry-level and first move-up buyers have limited financial resources.

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

     The Company offers a Guaranteed Sale Program to certain buyers having existing homes which they intend to sell before purchasing a home constructed by the Company. Under the Guaranteed Sale Program the Company will assist the buyer in selling his or her existing home and, if that home is unsold at closing, the Company will purchase the buyer's home at a predetermined price. Management of the Company believes that the Guaranteed Sale Program has been an effective marketing tool for the Company as many prospective buyers are hesitant to purchase a new home until they are certain that they will be able to sell their existing residence. Sales to new home buyers who executed contracts under the Guaranteed Sale Program contributed approximately $15.7 million to 1997 sales.

FINANCING

     The Company assists its customers in financing their new home in several ways. First, the Company's New Home Counselors are available to consult with the customers on available financing options to determine how much house the individual can afford. Second, the Company builds most of its homes under the guidelines and specifications of the Federal Housing Administration and the Veterans Administration, thereby providing eligible prospective buyers the added benefit of the availability of FHA/VA mortgages. This is significant because FHA and VA financing generally enable buyers to purchase homes with lower down payments than the down payments required by conventional mortgage lenders and allows applicants to direct a larger percentage of their incomes toward housing expenses. The FHA/VA insured mortgages also provide more liberal rules with respect to the amount of points and closing costs that the seller may pay. In 1997, approximately 66% of the homes delivered by the Company were financed with FHA/VA mortgages.

     As is typical in the homebuilding industry, the Company's sales contracts generally provide that the Company will pay on behalf of the buyer the mortgage loan closing costs, origination fees and discount points incurred by the buyer, within limits established in the sales contract and not in excess of the maximum amounts allowable by the government mortgage programs utilized by the Company.

MORTGAGE  BROKERAGE  SUBSIDIARY

     The Company has established a mortgage brokerage subsidiary, Crossmann Mortgage Corp. Crossmann Mortgage Corp. was certified by FHA, a program of the federal Department of Housing and Urban Development in July 1994. Once certified, the subsidiary began processing FHA, VA, and conventional loans and selling the servicing rights. The revenue of this subsidiary is comprised of origination fees and servicing release fees, and its expenses primarily include administrative personnel salaries and other general office expenses. Crossmann Mortgage Corp. does not warehouse or fund loans and, as a result, does not incur a credit risk or market risk associated with loans it originates.

CUSTOMER  SERVICE  AND  QUALITY  CONTROL

     It is the view of the Company's management that the Company is primarily a service company rather than a manufacturing concern. This philosophy is reflected in the way the Company treats its customers before and after the sale.

     Before the sale, the Company's New Home Counselors work with the customer to select from available options in order to customize their new home to their particular taste. Once an application has been approved and construction on a new home commences, the Company encourages the buyer to visit the site during the construction process. Before a buyer takes occupancy of a new house a pre-inspection tour is conducted with the buyer to ensure that the buyer is satisfied with the condition of the home and to attempt to correct any problems before the buyer takes possession. When the buyer visits the Company's administrative office to make color selections and complete the house work order, the Company provides the new homeowner with a detailed checklist which describes the items covered by the Company's warranty. Approximately 30 days after closing, representatives of the Company place a courtesy call to the new homeowner to enable him or her to ask any questions that have arisen since they took possession. Customers are encouraged to request an additional walk-through of the home approximately 90 days after closing. Finally, the Company also offers its customers a final inspection on the first anniversary of the closing to check the home for items to be submitted for warranty action and to discuss any items which the customer believes warrant the Company's attention.

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

     The Company also competes for residential sales with individual resales of existing homes and condominiums and with available rental housing. The resale market for existing homes has several attractions for home buyers including the following: (i) buyers of existing homes can generally take occupancy of their homes more quickly; (ii) sellers in the resale market generally have a lower basis in their homes and therefore may have price expectations different from those of sellers of new homes; and (iii) resale homes are generally located in established neighborhoods. The Company attempts to meet this competition from the home resale market by offering benefits which this market cannot provide, notably the latest design features, the flexibility to select interior and exterior finishes, new home warranties and more desirable locations from which to choose a homesite.

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

EMPLOYEES

     At December 31, 1997, the Company had 407 full-time employees and 10 part-time employees. The Company is not a party to any collective bargaining agreements. The Company considers its relationship with its employees to be good.

EXECUTIVE  OFFICERS  OF  THE  REGISTRANT


     The  executive  officers and directors of the Company and their ages as of December
31,  1997  are  as  follows:



NAME. . . . . . . .  AGE  POSITION WITH COMPANY
-------------------  ---  --------------------------------------------------------------
John B. Scheumann .   49  Chairman of the Board of Directors and Chief Executive Officer
Richard H. Crosser.   59  President and Chief Operating Officer; Director
Jennifer A. Holihen   39  Chief Financial Officer; Treasurer; Secretary; Director
John M. Moody . . .   59  Vice President and General Manager, Indianapolis Division
Charles F. Holle. .   57  Vice President and General Manager, Lafayette Division
Steven M. Dunn. . .   44  Vice President and General Manager, Columbus Division
Lynn R. Cooper. . .   58  Vice President and General Manager, Southern Indiana Division
Todd Roberts. . . .   32  Vice President and General Manager, Ft, Wayne Division
Ronald W. Rooze . .   58  Vice President and General Manager, Cincinnati/Dayton Division


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

     Mr. Dunn has been the General Manager of the Company's Columbus, Ohio Division and the President of Crossmann Communities of Ohio, Inc. since October 1993. Mr. Dunn was the sole shareholder and president of Deluxe Homes of Columbus, Inc. from 1987 until the acquisition by the Company in 1993.

     Mr. Cooper is the General Manager of the Company's Southern Indiana Division and has served in various capacities since joining the Company in Indianapolis in 1989. Prior to joining the Company, Mr. Cooper was General Manager for Equity Builders.

     Mr.  Rooze  has  been the General Manager of the Company's Cincinnati, Ohio
Division since May 1994. In 1996, he assumed added responsibilities for establishing the Dayton Division. Prior to joining the Company, Mr. Rooze was President and owner of Westron, Inc., a custom homebuilding and remodeling business in Washington D.C.

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

     A significant number of the Company's customers obtain mortgage financing under programs sponsored by FHA and VA. Any reductions in the scope of funding of FHA/VA mortgage programs could have a material adverse effect on the Company and its operations.


ITEM  2.  PROPERTIES

     The Company leases approximately 25,000 square feet of office space for its headquarters and Indianapolis building division at 9202 North Meridian Street in Indianapolis, Indiana from Pinnacle Properties LLC, an entity owned by the Company's Chairman of the Board and Chief Executive Officer, John B. Scheumann, and its President and Chief Operating Officer, Richard H. Crosser. The monthly rent on the leases are $21,995. The leases expire March 1999 through May 2001.

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


     The  Company's  other  divisions  occupy rented space in their respective communities as follows:


                   Located in         Square Feet  Monthly Rent   Expires          Extensions

Southern Indiana.  Columbus, IN             2,256  $       1,880  December   1998  yes
Lafayette . . . .  Lafayette, IN            5,268          3,167  August     2000  yes
Ft. Wayne . . . .  Ft. Wayne, IN            2,500          2,000  February   1998  yes
Columbus. . . . .  Westerville,OH OH        6,642          4,735  December   2000  yes
Cincinnati/Dayton  Mason, OH                3,686          4,147  June       2002  yes
Louisville. . . .  Louisville, KY           2,764          2,591  December   2000  yes
Lexington . . . .  Lexington, KY            2,512          2,300  January    2000  yes
Memphis . . . . .  Memphis, TN              1,600          1,467  September  1999  yes



ITEM  3.    LEGAL  PROCEEDINGS

     The Company from time to time is involved in routine litigation incidental to its business. The Company does not believe that any liabilities resulting from litigation to which it is a party will materially affect the Company's financial position and results of operations.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY-HOLDERS

None.





                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS' MATTERS

     The  Company's  common  shares  trade  on The Nasdaq Stock Market under the
symbol:  "CROS."    All  the  information  that  follows has been adjusted for a three-for-two  stock  split  effective  August  18,  1997.

     Crossmann completed a secondary offering of shares on September 17, 1997, increasing the number of shares outstanding at that date from 9,269,678 to 11,083,428. Shares outstanding at December 31, 1997 were 11,107,853. These shares, and shares sold by Crossmann's principal shareholders, John B. Scheumann and Richard H. Crosser increased public "float" from approximately 4.2 million shares to 7.2 million shares. On June 13, 1997, Crossmann issued 62,276 unregistered common shares to Donald L. Cutter as partial consideration for the acquisition of Cutter Homes, Ltd. Such issuance was exempt from registration pursuant to Section 3b and 42 of the Securities Act of 1933 as amended, and Regulation D promulgated thereunder.

      During the year ended December 31, 1997, the high closing sales price per share as reported by The Nasdaq Stock Market was $28.50. The low closing sales price per share was $10.50.


     High  and  low  share  prices  for  the  last  two  fiscal  years  were:


                       1996                  1997
Quarter ended  High          Low     High          Low
-------------  ------        ------  ------        -------
March 31. . .  $14.00        $11.67  $13.83        $ 10.50
June 30 . . .   14.50         11.67   14.50          12.67
September 30.   13.17         10.83   23.38          13.50
December 31 .   12.92         10.50   28.50         19.815


     The closing sale price of the Company's Common Shares as reported on The Nasdaq Stock Market on March 24, 1998 was $29.00. As of March 24, 1998, there were 53 holders of record of the Company's Common Shares. The Company's transfer agent estimates that there were 11,126,229 shares outstanding, and there are approximately 1,861 beneficial owners of the Company's Common Shares.

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


ITEM  6.    SELECTED  FINANCIAL  DATA

     The following is selected audited consolidated financial data of the Company for the five years ended December 31, 1997. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of Crossmann Communities, Inc. and notes thereto contained elsewhere in this Form 10-K.

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












                      CONSOLIDATED FINANCIAL AND OPERATING DATA
                 (in thousands, except per share and operating data)
                               Year Ended December 31,


                                      1993(1)      1994      1995      1996      1997

STATEMENT OF OPERATIONS DATA:
  Sales . . . . . . . . . . . . . .  $83,750   $112,140  $177,590  $229,485  $316,435
  Gross profit. . . . . . . . . . .   18,575     24,494    35,704    48,051    65,550
  Income from operations. . . . . .   10,540     12,566    18,621    24,854    32,170
  Income before income taxes. . . .   10,649     12,791    18,630    24,668    33,399
  Income taxes. . . . . . . . . . .      700      5,040     7,519     9,603    13,393
  Net income. . . . . . . . . . . .    9,949      7,750    11,111    15,065    20,005
  Net income per common share (4):
     Basic                                          .85      1.22      1.65      2.05
     Diluted                                        .85      1.21      1.63      2.02

  Pro forma sales (2) . . . . . . .   91,597
  Pro forma net income (2). . . . .    6,445
  Pro forma net  income
    per common share (2) (4):
    Basic . . . . . . . . . . . . .      .71
    Diluted . . . . . . . . . . . .      .71
  Weighted average common shares
    outstanding (2):
    Basic . . . . . . . . . . . . .    9,105      9,105     9,112     9,150     9,759
    Diluted . . . . . . . . . . . .    9,105      9,105     9,183     9,261     9,927

OPERATING DATA:
  Number of closings (3). . . . . .      852      1,073     1,675     2,068     2,774
 Average home sales price . . . . .  $97,400   $104,250  $106,024  $110,970  $114,072
  Homes in backlog (3). . . . . . .      366        345       757     1,006     1,080

BALANCE SHEET DATA
 Cash . . . . . . . . . . . . . . .  $ 3,651   $         $  5,233  $    100  $  5,526
 Inventories and properties
   held for development or sale . .   34,976     54,667    69,683   113,202   153,524
  Total assets. . . . . . . . . . .   44,621     62,026    83,954   128,336   185,276
  Notes payable . . . . . . . . . .   11,583     20,554    25,472    48,326    51,122
  Total shareholders' equity. . . .   25,267     33,011    44,212    59,649   110,803



(1)       The data for the year ended December 31, 1993 includes the separate capital structure  of the Company's predecessor entities and is presented on a combined basis as  companies under common control and,  therefore, do not provide a meaningful basis for presentation of earnings per share data.  The Company's predecessor entities were
S  corporations  and  therefore  made  no  provision  for  income  taxes.

(2)         1993 financial data includes pro forma adjustments for the initial public offering,  acquisitions  of  the Deluxe Entities and Deluxe Homes of  Columbus, Inc.,
the  acquisition  of    land,  and  a  provision for income taxes calculated using an
assumed  rate  of  40%.    The 1994, 1995, 1996 and 1997 data reflect actual results.

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

(4)         Per share amounts for 1993 through 1996 have been adjusted to reflect the three-for-two  stock  split  effective  August  18,  1997.

year.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Certain statements contained in this section and elsewhere in this Form 10-K are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may be deemed to include statements regarding the intent, belief or current expectations of the Company and its management with respect to (i) the Company's strategic plans,
(ii) the Company's future profitability, (iii) the Company's policy regarding capital expenditures, financing or other matters, (iv) the Company's sales and marketing plans, (v) industry trends affecting the Company's financial condition and (vi) the Company's growth strategy. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to the
factors  described  below.         In light of the uncertainties inherent in any
forward-looking statement, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company or the Company's management that the Company's plans and objectives will be achieved.

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

RESULTS  OF  OPERATIONS

     During the five-year period ended December 31, 1997, the Company's sales increased at an average compound annual rate of 39.4% per year, from $83.8 million in 1993 to $316.4 million in 1997. Income before income taxes increased at an average compound annual rate of 33.2%, from $10.6 million in 1993 to $33.4 million in 1997. During the four years since the Company's initial public offering of shares, net income increased at an average compound annual rate of 38.0%, and shareholders' equity increased from $25.3 million as of December 31, 1993 to $110.8 million as of December 31, 1997.

     The following table recaps unit growth in the company's markets. Management views volume relative to the total size of each market a significant factor in producing good margins.





                             UNIT CLOSINGS BY MARKET
                             -----------------------



                  1992  1993   1994   1995   1996   1997
                  ----  ----  -----  -----  -----  -----
Indianapolis . .   491   686    732  1,043  1,124  1,314
Lafayette. . . .   125   143    183    160    188    166
Columbus                  23    133    197    247    315
Cincinnati                       13    159    162    189
Ft. Wayne                        12    116     94     84
Dayton                                         83    230
Southern Indiana                              169    283
Louisville.                                     1    102
Lexington                                             64
Memphis.                                              27
                                                   -----
Total. . . . . .   616   852  1,073  1,675  2,068  2,774
                  ====  ====  =====  =====  =====  =====


        Management believes that a substantial portion of the homes in backlog at December 31, 1997 will be closed prior to June 30, 1998, but because of weather conditions, there can be no assurance as to the quarter in which such closings will occur.

YEAR  ENDED  DECEMBER  31,  1997  COMPARED  TO  YEAR  ENDED  DECEMBER  31,  1996

     Sales increased by $87.0 million, or approximately 37.9%, in 1997 over 1996. Sales were higher primarily as a result of increased unit sales; 2,774 units were sold in 1997 compared to 2,068 in 1996. Sales were up in all divisions except Lafayette and Ft. Wayne where they were down slightly; Dayton and Louisville closings were up most dramatically: in Dayton, 230 were sold in 1997 compared to 83 units sold in 1996, and in Louisville, 102 in 1997, compared to 1 in 1996. Acquisitions also contributed to higher volume. The Company's new Lexington division contributed 64 closings, and its new Memphis division contributed 27. Management attributes increased volume in its markets to the comparatively high value of the product compared to others offered in the marketplace. Average selling price was also higher, $114,072 in 1997, compared to $110,970. The average selling price is higher because of the higher contribution of sales from Ohio. In Crossmann's Ohio markets, most new homes are sold with basements while in Indiana, most new homes are sold on a slab foundation. The market preference for basements causes a higher selling price in the Ohio divisions.

     Gross profit increased by $17.5 million, or approximately 36.4%, for the year, representing 20.7% of sales in 1997 as compared to 20.9% in 1996. The decline resulted from market mix: Crossmann achieves higher margins in cities where it has operated longer and dominates the local building market. Growth in new divisions tends to depress margins slightly overall in early stages.

     Selling, general and administrative expenses increased as a percentage of sales from 10.1% in 1996 to 10.5% in 1997. Management believes that the increase reflects higher general and administrative expenses incurred by the newer homebuilding divisions. Management believes that higher volume in these divisions in 1998 will help to offset this overhead in future periods.

     Due primarily to the increase in unit sales, income before income taxes for 1997 increased approximately $8.7 million over 1996, or 35.4%. This represents a decrease from 10.7% of sales in 1996 to 10.6% of sales in 1997. Net income increased $4.9 million or 32.8%. Net income as a percentage of sales was 6.3% in 1997 compared to 6.6% in 1996. The Company's effective tax rate was 40.1%
in  1997,    compared  to  38.9%  in  1996.

YEAR  ENDED  DECEMBER  31,  1996  COMPARED  TO  YEAR  ENDED  DECEMBER  31,  1995

     Sales increased by $51.9 million, or approximately 29.2% in 1996 over 1995. Sales were higher primarily as a result of increased unit sales; 2,068 units were sold in 1996 compared to 1,675 in 1995. Management attributed increased volume in its markets to aggressive marketing programs and to the comparatively high value of the product compared to others offered in the marketplace. Average selling price was also higher, $110,970 in 1996, compared to $106,024 in 1995. The average selling price was higher because of the higher contribution of sales from Ohio. In Crossmann's Ohio markets, most new homes are sold with basements while in Indiana, most new homes are sold on a slab foundation. The market preference for basements causes a higher selling price in the Ohio divisions.

     Gross profit increased by $12.3 million, or approximately 35%, for the year, representing 20.9% of sales in 1996 as compared to 20.1% in 1995. The increase in gross profit as a percentage of sales was attributable in part to moderating interest rates resulting in lower contributions by the Company to
customers'  mortgage  loan  discount  points.    The  Company  is  permitted  to
contribute up to six percent of the selling price toward closing costs, origination fees, and discount points under FHA and VA financing rules, and is more likely to make such contributions during periods of volatile interest rates.

     Selling, general and administrative expenses increased as a percentage of sales from 9.6% in 1995 to 10.1% in 1996. Management believes that the increase reflected higher general and administrative expenses incurred by the newer homebuilding divisions in Southern Indiana and Louisville, Kentucky.

     Due primarily to the increase in unit sales, income before income taxes for 1996 increased approximately $6 million over 1995, or 32.4%. This represents an increase from 10.5% of sales in 1995 to 10.7% of sales in 1996. Net income increased $3.9 million or 36%. Net income as a percentage of sales was 6.6% in 1996, compared to 6.3% in 1995. The Company's effective tax rate was 38.9% in 1996 as compared to 40.3% in 1995.

BACKLOG


     The following table sets forth certain data relating to the operations of the Company for the years ended December 31, 1995, 1996 and 1997.



                                                December 31
                                                ------------
                                          1995          1996          1997
                                   -----------  ------------  ------------
Closings (for the period ended) .        1,675         2,068         2,774
Homes in backlog. . . . . . . . .          757         1,006         1,080
Aggregate sales value in backlog.  $79,598,550  $108,084,640  $120,540,000
Average sales price of backlog. .  $   105,150  $    107,440  $    111,610



LIQUIDITY  AND  CAPITAL  RESOURCES

     At  December  31,  1997,  Crossmann  had  cash  balances  of  $5.5 million.

     The Company's primary uses of capital are home construction costs and the purchase and development of land. Real estate inventories were approximately $153.5 million or 83% of total assets at December 31, 1997 compared to approximately $113.2 million or 88% of total assets at December 31, 1996. To assure the future availability of developed lots for next year's operations, from time to time in the normal course of business the Company contracts to purchase a portion of its developed lots from outside developers. Total commitments for these purchases was approximately $118 million at December 31, 1997. The purchases of these lots are subject to various conditions imposed on both the sellers and the Company. Capital is also used to add and improve equipment used in administering the business and for model home furnishings.

     During 1997, cash expenditures were financed with cash from operations and with borrowings on a $60 million unsecured line of credit with Bank One, Indiana N.A. and its participant, NBD Bank N.A. The line of credit bears interest at the bank's prime lending rate, but permits portions of the outstanding balance to be committed for fixed periods of time at a rate equal to LIBOR plus 2.4%. The Company also has $19,444,444 in senior notes, payable over seven years at an interest rate of 7.625%, held by the Minnesota Mutual Life Insurance Company and Combined Insurance Company of America.

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

     Housing demand, in general, is affected adversely by increases in interest rates. If mortgage interest rates increase significantly, the Company's sales of residential real estate could be adversely affected. In addition, gross profit and net income can be affected as well because Crossmann can assist buyers, subject to certain limitations by FHA and VA, by paying a portion of a customer's points and closing costs needed to help in securing a mortgage loan. YEAR 2000 SYSTEM REQUIREMENTS

     Crossmann is performing an analysis if its systems and is working with suppliers and service organizations to determine the impact of year 2000 issues. Management is unable to predict at this time the full impact year 2000 issues will have on its operations or future financial condition, but based on preliminary evaluation, believes the cost of needed changes will not be material.

FUTURE  TRENDS

     Management believes the Company's profitability results in part from high volume production in its markets. In 1998, management will focus on building the kind of strong relationships with vendors and land sellers in its new markets that it enjoys in its more established markets in central Indiana.

     Management views land acquisition and zoning as the greatest challenges to its business in years to come. The Company will continue to seek to maximize the value of each parcel it purchases so that it can continue to serve its core customer.


ITEM  7A.    QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Not  Applicable.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           Crossmann Communities, Inc.
                                and Subsidiaries

                   Index to Consolidated Financial Statements










Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     19
Consolidated Balance Sheets as of December 31, 1996 and 1997. . . . . . . . . . . . . . . .     20
Consolidated Statements of Income for the Years Ended December 31, 1995, 1996, and 1997 . .     21
Consolidated Statements of Shareholders' Equity for the Years Ended
   December 31, 1995,1996, and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . .     22
Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1996, and 1997     23
Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . .  24-30



















INDEPENDENT  AUDITORS'  REPORT

To  the  Board  of  Directors  and  Shareholders  of Crossmann Communities, Inc.

We have audited the accompanying consolidated balance sheets of Crossmann Communities, Inc. and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated
financial  statements    based  on  our  audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Crossmann Communities, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



DELOITTE  &  TOUCHE

Indianapolis,  Indiana
February  10,  1998






















                                Crossmann Communities, Inc
                                     and Subsidiaries

                                Consolidated Balance Sheets

                             as of December 31, 1996 and 1997


                                                                        1996          1997
                                                                ------------  ------------
ASSETS
   Cash and cash equivalents . . . . . . . . . . . . . . . . .  $    100,000  $  5,526,138
   Retainages. . . . . . . . . . . . . . . . . . . . . . . . .     1,151,700       886,766
   Real estate inventories . . . . . . . . . . . . . . . . . .   113,202,107   153,523,571
   Furniture and equipment, net. . . . . . . . . . . . . . . .     2,919,333     3,310,345
   Investments in joint ventures . . . . . . . . . . . . . . .     3,404,742    12,354,474
   Goodwill, net . . . . . . . . . . . . . . . . . . . . . . .     2,737,328     3,817,650
   Other assets. . . . . . . . . . . . . . . . . . . . . . . .     4,821,259     5,856,819
                                                                ------------  ------------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . .  $128,336,469  $185,275,763
                                                                ============  ============


LIABILITIES AND SHAREHOLDERS' EQUITY
   Accounts payable. . . . . . . . . . . . . . . . . . . . . .  $ 14,110,634  $ 15,924,136
   Accrued expenses and other liabilities. . . . . . . . . . .     5,250,256     7,426,217
   Notes payable . . . . . . . . . . . . . . . . . . . . . . .    49,326,220    51,122,431
                                                                ------------  ------------
Total liabilities. . . . . . . . . . . . . . . . . . . . . . .    68,687,110    74,472,784

Commitments and contingencies

Shareholders' equity:
   Preferred shares, without par value:
      Authorized shares - 10,000,000
      No shares issued and outstanding
   Common shares, without par value:
      Authorized shares - 30,000,000
      Issued and outstanding shares - 9,188,652 and 11,107,853
         at December 31, 1996 and 1997, respectively . . . . .    24,400,903    55,548,737
   Retained earnings . . . . . . . . . . . . . . . . . . . . .    35,248,456    55,254,242
                                                                ------------  ------------
Total shareholders' equity . . . . . . . . . . . . . . . . . .    59,649,359   110,802,979
                                                                ------------  ------------
Total liabilities and shareholders' equity . . . . . . . . . .  $128,336,469  $185,275,763
                                                                ============  ============


See  accompanying  notes.






                                    Crossmann Communities, Inc.
                                         and Subsidiaries

                                 Consolidated Statements of Income

                       for the Years Ended December 31, 1995, 1996 and 1997



                                                               1995           1996           1997
                                                       -------------  -------------  -------------

Sales of residential real estate. . . . . . . . . . .  $177,589,906   $229,485,094   $316,435,463
Cost of residential real estate sold. . . . . . . . .   141,886,168    181,434,071    250,885,725
                                                       -------------  -------------  -------------
Gross profit. . . . . . . . . . . . . . . . . . . . .    35,703,738     48,051,023     65,549,738

Selling, general and administrative expenses. . . . .    17,082,842     23,196,933     33,380,216
                                                       -------------  -------------  -------------
Income from operations. . . . . . . . . . . . . . . .    18,620,896     24,854,090     32,169,522

Other income, net . . . . . . . . . . . . . . . . . .       687,389        853,896      2,102,473
Interest expense. . . . . . . . . . . . . . . . . . .      (678,095)    (1,039,251)      (872,862)
                                                       -------------  -------------  -------------
                                                              9,294       (185,355)     1,229,611
                                                       -------------  -------------  -------------
Income before income taxes. . . . . . . . . . . . . .    18,630,190     24,668,735     33,399,133
Income taxes. . . . . . . . . . . . . . . . . . . . .     7,518,778      9,603,107     13,393,347
                                                       -------------  -------------  -------------
Net income. . . . . . . . . . . . . . . . . . . . . .  $ 11,111,412   $ 15,065,628   $ 20,005,786
                                                       =============  =============  =============

Net income per common share:
 Basic. . . . . . . . . . . . . . . . . . . . . . . .  $       1.22   $       1.65   $       2.05
                                                       =============  =============  =============
 Diluted. . . . . . . . . . . . . . . . . . . . . . .  $       1.21   $       1.63   $       2.02
                                                       =============  =============  =============

Weighted average number of common shares outstanding:
  Basic . . . . . . . . . . . . . . . . . . . . . . .     9,112,197      9,149,993      9,758,678
                                                       =============  =============  =============
  Diluted . . . . . . . . . . . . . . . . . . . . . .     9,183,489      9,261,199      9,927,482
                                                       =============  =============  =============


See  accompanying  notes.






                             Crossmann Communities, Inc.
                                   and Subsidiaries

                              Consolidated Statements of
                                 Shareholders' Equity

                 for the Years Ended December 31, 1995, 1996 and 1997




                                   Common      Shares       Retained
                                   ----------  -----------
                                   Shares      Amount       Earnings     Total
                                   ----------  -----------  -----------  ------------

Balances at January 1, 1995 . . .   9,105,000  $23,939,754  $ 9,071,416  $ 33,011,170
   Net income                                                11,111,412    11,111,412

   Issuance of common shares. . .      17,250       89,125                     89,125
                                   ----------  -----------               ------------
Balances at December 31, 1995 . .   9,122,250   24,028,879   20,182,828    44,211,707
   Net income                                                15,065,628    15,065,628

   Issuance of common shares. . .      66,402      372,024                    372,024
                                   ----------  -----------               ------------
Balances at December 31, 1996 . .   9,188,652   24,400,903   35,248,456    59,649,359
   Net income                                                20,005,786    20,005,786

   Issuance of common shares, net

    of offering costs . . . . . .   1,919,201   31,147,834                 31,147,834

 Balances at December 31, 1997. .  11,107,853  $55,548,737  $55,254,242  $110,802,979
                                   ==========  ===========  ===========  ============




See  accompanying  notes.















                                    Crossmann Communities, Inc.
                                         and Subsidiaries
                               Consolidated Statements of Cash Flows

             for the Years Ended December 31, 1995, 1996 and 1997 (See Notes 7 and 8)


                                                              1995           1996            1997
                                                      -------------  -------------  --------------
OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . . . .  $ 11,111,412   $ 15,065,628   $  20,005,786
Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
      Depreciation . . . . . . . . . . . . . . . . .       397,769        539,443         689,111
      Amortization . . . . . . . . . . . . . . . . .       161,696        161,394         363,576
      Deferred income taxes. . . . . . . . . . . . .       (76,994)      (169,308)        (70,430)
      Cash provided (used) by changes in:

         Retainages. . . . . . . . . . . . . . . . .      (342,678)      (525,387)        269,434
         Real estate inventories . . . . . . . . . .   (15,015,713)   (37,567,373)    (31,894,099)
         Other assets. . . . . . . . . . . . . . . .      (340,196)    (1,001,198)       (877,623)
         Accounts payable. . . . . . . . . . . . . .     3,569,110      2,974,123         553,229
         Accrued expenses and other liabilities. . .     2,240,414        530,734       1,739,068
                                                      -------------  -------------  --------------
Net cash provided (used) by operating activities . .     1,704,820    (19,991,944)     (9,221,948)

INVESTING ACTIVITIES:
Purchases of furniture and equipment . . . . . . . .      (860,488)    (2,023,660)     (1,026,085)
Proceeds from disposition of furniture and equipment       380,000            -0-             -0-
Investments in joint ventures. . . . . . . . . . . .      (734,500)    (2,206,582)     (8,949,732)
Business acquisitions, net of cash acquired. . . . .           -0-       (330,901)       (421,925)
                                                      -------------  -------------  --------------
Net cash used by investing activities. . . . . . . .    (1,214,988)    (4,561,143)    (10,397,742)

Financing activities:
Proceeds from bank borrowings. . . . . . . . . . . .    84,076,258    119,832,796     161,113,458
Principal payments on bank borrowings. . . . . . . .   (99,631,250)   (97,534,584)   (163,090,000)
Payments on notes and long-term debt . . . . . . . .           -0-     (3,250,099)     (3,258,798)
Proceeds from issue of senior notes. . . . . . . . .    25,000,000            -0-             -0-
Payment of deferred financing costs. . . . . . . . .      (263,926)           -0-             -0-
Payments on related party loan . . . . . . . . . . .    (4,527,089)           -0-             -0-
Net proceeds from sale of common shares. . . . . . .        89,125        372,024      30,281,168
                                                      -------------  -------------  --------------
Net cash provided by financing activities. . . . . .     4,743,118     19,420,137      25,045,828

Net increase in cash and cash equivalents. . . . . .     5,232,950      5,132,950       5,426,138
Cash and cash equivalents at beginning of year . . .           -0-      5,232,950         100,000
                                                      -------------  -------------  --------------
Cash and cash equivalents at end of year . . . . . .  $  5,232,950   $    100,000   $   5,526,138
                                                      =============  =============  ==============


See  accompanying  notes.






                           Crossmann Communities, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements

              for the Years Ended December 31, 1995, 1996 and 1997


1.                    BASIS  OF  PRESENTATION

Crossmann Communities, Inc. ("Crossmann" or the "Company") is engaged primarily in the development, construction, marketing and sale of new single-family homes for first time and first move-up buyers. The Company also acquires and develops land for construction of such homes and originates mortgage loans for the buyers. The Company operates in Indianapolis, Ft. Wayne, and Lafayette, Indiana; Cincinnati, Columbus and Dayton, Ohio; Louisville, and Lexington, Kentucky, and Memphis, Tennessee.

2.                  SIGNIFICANT  ACCOUNTING  POLICIES

Principles  of  Consolidation.
The  consolidated  financial  statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company also owns a 50% interest in certain unconsolidated joint ventures, which are accounted for using the equity method.

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

Warranties are provided by the Company. Warranty reserves of approximately $553,000 and $566,000 at December 31, 1996 and 1997, respectively, are recorded based on historical trends of expenses incurred for repairs. The amount of the warranty reserve is considered adequate; however, it is reasonably possible that the reserves may not be sufficient for future claims.

Cash  Equivalents
All highly liquid investments with maturities of three months or less when purchased are considered to be cash equivalents.

Real  Estate  Inventories
Real estate inventories are stated at the lower of cost (specific identification method) or net realizable value. In addition to direct land acquisition, land development and housing construction costs, inventory costs include interest, real estate taxes and related development and construction overhead costs which are capitalized in inventory during the development and construction periods. Net realizable value represents estimates, based on management's present plans and intentions, of sale price less development and disposition cost, assuming that disposition occurs in the normal course of business.

Goodwill
Goodwill is amortized over twenty years using the straight-line method. Accumulated amortization was approximately $514,000 and $685,000 at December 31, 1996 and 1997, respectively.
The Company, using its best estimates based on reasonable and supportable assumptions and projections, has reviewed long-lived assets and certain identifiable intangibles to be held and used, and no impairment appears to exist as of December 31, 1996 and 1997.

Furniture  and  Equipment
Furniture and equipment are stated at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the respective assets ranging from 5 to 39 years. Accumulated depreciation is approximately $1,645,000 and $2,334,000 at December 31, 1996 and 1997,
respectively.      Repairs  and  maintenance  costs  are  expensed  as incurred.

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

Per  Share  Disclosures
In February 1997, Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, was issued and became effective for annual periods ending after December 15, 1997. This statement established standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS in the statement of income.

New  Pronouncements
In June 1997, SFAS No. 130, Comprehensive Income, was issued which becomes effective in 1998 and requires reclassification of earlier financial statements for comparative purposes. SFAS No. 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities be shown in the financial statements. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. Adopting this statement in January 1998 will have no financial impact on the Company's consolidated financial statements.

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

3.                    FINANCIAL  INSTRUMENTS

SFAS No. 107, Disclosure About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The following summarizes the estimated fair values of financial instruments and the major methods and assumptions used in estimating such amounts:

The recorded amounts of short-term financial instruments (primarily cash and cash equivalents, retainages, and accounts payable) approximate the fair values due to the relatively short period to maturity.

Debt with variable interest rates is recorded at carrying amounts which approximate the fair value based on discounted future cash flows. The carrying amount of senior notes payable at December 31, 1997, approximates the fair value based upon debt instruments with similar terms and conditions.


4.                  REAL  ESTATE  INVENTORIES


Real  estate  inventories  at  December  31  consist  of:


                                              1996          1997
                                      ------------  ------------

Residential homes under construction  $ 50,512,565  $ 74,525,972
Land held for future development . .    16,644,887    18,988,624
Land under development . . . . . . .    30,639,075    35,212,285
Purchased developed lots . . . . . .     8,456,435    13,956,254
Homes held for resale. . . . . . . .       939,770     3,099,039
Model homes. . . . . . . . . . . . .     6,009,375     7,741,397
                                      ------------  ------------
                                      $113,202,107  $153,523,571
                                      ------------  ------------



The Company occasionally purchases homes from customers to facilitate the sale of new homes. Such homes held for resale are recorded at the lower of cost or market.

5.                    INVESTMENTS  IN  UNCONSOLIDATED  JOINT  VENTURES

The Company has entered into joint ventures with various real estate developers and owns 50% or less in each venture. The joint ventures are accounted for using the equity method. Aggregated condensed financial information for unconsolidated joint ventures is as follows:




                   1995        1996         1997
             ----------  ----------  -----------

Revenue . .  $   29,171  $  518,372  $24,978,053
Expenses. .      27,007     487,938   23,146,934
             ----------  ----------  -----------
Net income.  $    2,164  $   30,434  $ 1,831,119
             ==========  ==========  ===========

Assets. . .  $2,341,058  $7,962,009  $43,891,845
Liabilities     726,250   3,627,019   31,043,708
             ----------  ----------  -----------
Equity. . .  $1,614,808  $4,334,990  $12,848,137




For 1995 and 1996, assets of the joint ventures consisted primarily of developed lots, land under development and land held for future development. Revenue consisted primarily of residential lot sales. Land joint ventures provided $217,000 and $2,843,994 in lots to the Company in 1996 and 1997 respectively. Investments in land joint ventures include accounts receivable from the joint ventures and certain lot deposits of approximately $1,312,000 and $917,300 in 1996 and 1997, respectively.

In October 1997, the Company entered into a joint venture with another homebuilding company in Indianapolis. This joint venture provided $825,420 in other income to the Company. Investments in joint ventures at December 31, 1997, includes $5,000,000 in notes receivable from this joint venture. The note receivable bears interest at the prime rate of NBD Bank, N.A., (8.5% at December 31, 1997), payable quarterly, and matures in 2003.






6.                    Credit  Arrangements


Notes  payable  consists  of  the  following  at  December  31:


                                                                                 1996         1997
Line of credit with banks, maximum $60,000,000, with interest payable on funds committed for fixed periods at LIBOR (5.687% at December
31, 1997) plus 2.4% and on floating funds at the banks' prime rate (8.5%
at December 31, 1997) maturing in March 1999.. . . . . . . . . . . . . .  $25,842,000  $30,897,000
Various notes payable collateralized by land, with periodic principal payments, maturing from May 1997 through November 2000, and
bearing fixed and variable interest at rates ranging from 8.25% to . . .    1,261,998      780,987
prime plus 1%.
Senior notes payable, due December 2004 with annual principal payments of $2,777,777, and  quarterly interest payments at 7.625%
per annum. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22,222,222   19,444,444
                                                                          $49,326,220  $51,122,431
                                                                          ===========  ===========


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

Interest capitalized during real estate development and construction was approximately $1,299,700, $2,155,400, and $3,925,100 for 1995, 1996, and 1997,
respectively.

Interest paid, including amounts capitalized, was approximately $1,977,800, $3,194,700 and $4,798,000 in 1995, 1996, and 1997, respectively. The weighted average  interest rate on borrowings outstanding was 7.92% at December 31, 1997.


Scheduled maturities of notes payable for each of the five years and thereafter as of December 31, 1997 are as follows:


1998 . . .  $ 3,358,764
1999 . . .   33,774,777
2000 . . .    2,877,777
2001 . . .    2,777,777
2002 . . .    2,777,777
Thereafter    5,555,559
            -----------

            $51,122,431
            ===========


7.                  Shareholders'  Equity

The Company has authorized 10,000,000 preferred shares which remain unissued at December 31, 1997. The Board of Directors of the Company has not yet determined the preferences, qualifications, relative voting or other rights of the authorized preferred shares.

The Company issued 62,276 common shares to acquire a homebuilder in June of 1997.

The Company has incentive share option plans for employees and directors pursuant to which 937,500 common shares are reserved. The options were issued at market prices on the grant date, became exercisable on the grant date or in some cases three years from the grant date, and expire ten years after the grant date. Details of stock options are as follows. All figures have been adjusted to reflect a three-for-two stock split effective August 18, 1997. As of December 31, 1997, options outstanding had exercise prices between $5.17 and $22.63 and a weighted average remaining contractual life of 7.9 years.


                             1995                 1996                      1997
                   --------------       --------------             -------------


                             Weighted             Weighted             Weighted
                             Average              Average              Average
                             Exercise             Exercise             Exercise
                   Shares    Price      Shares    Price      Shares    Price
Beginning Balance  195,000   $    6.13  243,750   $    5.76  270,450   $    7.70
Options granted .  111,000        5.17   90,750       11.83  139,500       13.59
Options exercised  (17,250)       5.17  (36,312)       5.46  (24,750)       5.19
Options forfeited  (45,000)       6.06  (27,738)       7.26   (7,500)      11.83
                   --------  ---------  --------  ---------  --------  ---------
Ending Balance. .  243,750   $    5.76  270,450   $    7.70  377,700   $    9.96
                   ========  =========  ========  =========  ========  =========
Exercisable . . .  225,750   $    5.75  255,450   $    7.80  377,700   $    9.96
                   ========  =========  ========  =========  ========  =========



The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for the option plans. No compensation cost has been recognized for the plans because the stock option price is equal to fair value at the grant date. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and basic and diluted net income per share for the years ended December 31, 1995, 1996 and 1997 would have decreased to the pro forma amounts indicated below:







                                      1995         1996         1997
                               -----------  -----------  -----------
Net income:
      As reported . . . . . .  $11,111,412  $15,065,628  $20,005,786
      Pro forma . . . . . . .   10,978,736   14,829,416   19,512,261
Basic net income per share:
      As reported . . . . . .         1.22         1.65         2.05
      Pro forma . . . . . . .         1.21         1.62         2.00
Diluted net income per share:
      As reported . . . . . .         1.21         1.63         2.02
      Pro forma . . . . . . .         1.20         1.60         1.97


The fair value of the option grants are estimated on the date of grant using an option pricing model with the following assumptions: no dividend yield, risk-free interest rates of 6.07% to 7.13%, volatility of 39 to 42 and expected lives ranging from five to ten years. The pro forma amounts are not representative of the effects on reported net income for future years.

In 1997, the Company adopted SFAS No. 128 and accordingly, the accompanying consolidated statements of income have been restated to reflect diluted as well as basic net income per share amounts. The following is a reconciliation of the weighted average common shares for the basic and diluted net income per share computations:



  FOR  THE  YEAR  ENDED  DECEMBER  31,
--------------------------------------


                                       1995       1996       1997
Weighted average common shares .  9,112,197  9,149,993  9,758,678
Dilutive effect of stock options     71,292    111,206    168,804
                                  ---------  ---------  ---------
Weighted average common shares
   and incremental shares. . . .  9,183,489  9,261,199  9,927,482
                                  =========  =========  =========


8.                    INCOME  TAXES


The  reconciliation of  income taxes computed at the U.S. federal statutory tax rate to  income  tax  expense  for  the  years ended December 31, 1995, 1996 and 1997 is:


                                                      1995        1996          1997
                                                ----------  -----------  -----------

Tax at U.S. statutory rate . . . . . . . . . .  $6,520,567  $8,634,057   $10,785,504
State income taxes, net of federal tax benefit     931,510   1,233,437     2,607,843
Other, net . . . . . . . . . . . . . . . . . .      66,701    (264,387)          -0-
                                                $7,518,778  $9,603,107   $13,393,347
                                                ==========  ===========  ===========





The  following is a summary of the components of the provision for income taxes:


                                      1995         1996          1997
                                -----------  -----------  ------------
Current tax expense:
   Federal . . . . . . . . . .  $6,115,338   $8,014,453   $10,842,305
   State . . . . . . . . . . .   1,480,434    1,757,962     2,621,472
                                -----------  -----------  ------------
                                 7,595,772    9,772,415    13,463,777
Deferred tax expense (benefit)     (76,994)    (169,308)      (70,430)
                                -----------  -----------  ------------
                                $7,518,778   $9,603,107   $13,393,347
                                ===========  ===========  ============


Income  taxes paid were $6,233,382, $7,570,365 and $12,514,567 during 1995, 1996 and  1997,  respectively.

Deferred tax assets of approximately $326,000 and $396,000 at December 1996 and 1997, respectively, result principally from temporary differences in the recognition of warranty expense for tax and financial reporting purposes.

9.                    Related  Party  Transactions

Office and warehouse space at the Company's headquarters is leased from a related party. During 1995, 1996 and 1997 approximately $222,800, $251,200 and $292,800, respectively, in rental payments were made to related parties Interest paid on debt from related parties was approximately $447,000 in 1995.

10.                  Leases

The Company leases office and warehouse space, vehicles and office equipment pursuant to operating lease agreements expiring from February 1998 to June 2002. Rent expense was approximately $314,800, $479,100 and $510,200 for 1995, 1996 and 1997, respectively. Annual minimum payments to be made to a related party incorporated in the amounts below range from $284,436 in 1998 to $5,160 in 2001.


Annual minimum operating lease payments due as of December 31, 1997 are as follows:


1998  $  629,993
1999     362,839
2000     188,075
2001      54,989
2002      24,882
      ----------
      $1,260,778
      ==========


11.                    Employee  Benefits

The Company's defined contribution savings plan covers substantially all employees of the Company. Participants are allowed to make nonforfeitable contributions up to limits established by the Internal Revenue Code. In 1995, the Company matched in cash 50% of the first 6% of compensation contributed by each participant, totalling $117,000. At December 31, 1995, the Company declared a discretionary cash contribution of approximately $322,510.

 During 1996, the Company amended the plan to permit investment by employees in the Company's common shares. The Company registered the shares to be offered under the plan with the Securities Exchange Commission on Form S-8 on March 22, 1996. In 1996 and 1997, as in 1995, the Company matched in cash 50% of the first 6% of compensation contributed by each participant, totalling $114,800 and $142,500 respectively. On December 31, 1996 and 1997, the Company declared a discretionary profit sharing contribution of approximately $340,000 and
$509,000  respectively,  payable  in  the  Company's  common  shares.    These
contributions  were the maximum amount deductible by the Company under the rules
set  forth    in  section  404(a)(3)  of    the  Internal  Revenue  Code.

12.            Commitments  and  Contingencies

To assure the future availability of various developed lots, in the normal course of business, the Company has contracted to purchase developed lots. Total commitments for these purchases were approximately $118 million at December 31, 1997. The purchase of these lots is subject to various conditions imposed on both the sellers and the Company.

The Company from time to time is involved in routine litigation incidental to its business. The Company does not believe that any liabilities resulting from litigation to which it is a party will materially affect the Company's financial position and results of operations.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.




                                    PART III

ITEM  10.    DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  COMPANY.

The information required by this Item is contained in the sections captioned "Election of Directors" and "Section 16(A) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 1998 (the "Proxy Statement"), and is incorporated herein by reference. Information with respect to Executive Officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Part I, Item 1 of this report.


ITEM  11.    EXECUTIVE  COMPENSATION

The information required by this Item is contained in the section captioned "Executive Compensation" of the Company's Proxy Statement and is incorporated herein by reference.


ITEM  12.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

The information required by this Item is contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" of the
Company's  Proxy  Statement  and  is  incorporated  herein  by  reference.


ITEM  13.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The information required by this Item is contained in the section captioned "Certain Transactions" of the Company's Proxy Statement and is incorporated herein by reference.




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




 Exhibit
Number                    Description  of  Exhibit




  3.1  Amended and restated Articles of Incorporation of Crossmann Communities, Inc.(Incorporated
       by reference to Exhibit 3.1 to Form S-1 Registration Statement No. 33-68396.)

  3.2  Bylaws of Crossmann Communities, Inc. (Incorporated by reference to Exhibit 3.2 to Form S-1
       Registration Statement No. 33-68396.)

  4.1  Specimen Share Certificate for Common Shares. (Incorporated by reference to Exhibit 2.9 to
       Form S-1 Registration Statement No. 33-68396.)

 10.1  1993 Outside Director Stock Option Plan. (Incorporated by reference to Exhibit 10.2 to Form S-
       1 Registration Statement No. 33-68396.)

 10.2  1993 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to Form S-1
       Registration Statement No. 33-68396.)

 10.3  Partnership Agreement of Mark Anthony Partnership, dated April 17, 1991. (Incorporated by reference to Exhibit 10.6 to Form S-1 Registration Statement No. 33-68396.)

 10.4  Employee Stock Option Agreement, dated December 16, 1993 by and between Crossmann
       Communities, Inc. and John Moody.  (Incorporated by reference to Exhibit 10.14 to Form 10-K dated March 25, 1994.)

 10.5  Employee Stock Option Agreement, dated June 28, 1994 by and between Crossmann
       Communities, Inc. and John Moody.  (Incorporated by reference to Exhibit 10.17 to Form 10-K dated March 24, 1995.)

 10.6  Director Stock Option Agreement, dated March 25, 1994 by and between Crossmann
       Communities, Inc. and James C. Shook.  (Incorporated by reference to Exhibit 10.20 to Form
       10-K dated March 24, 1995.)

 10.7  Director Stock Option Agreement, dated May 25, 1994 by and between Crossmann
       Communities, Inc. and Larry S. Wechter.  (Incorporated by reference to Exhibit 10.21 to Form
       10-K dated March 24, 1995.)

 10.8  Non-standardized Joinder Agreement for McCready and Keene, Inc. 401(k) Basic Regional
       Prototype Plan (with Revised Options) for Crossmann Communities, Inc. (Incorporated by
       reference to Exhibit 10.26 to Form 10-Q dated May 10, 1995.)

 10.9  McCready and Keene, Inc. 401(k) Basic Regional Prototype Plan Basic Plan Document #03.
       (Incorporated by reference to Exhibit 10.27 to Form 10-Q dated May 10, 1995.)

10.10  Trust Agreement for Crossmann Communities, Inc. 401(k) Profit Sharing Plan, by and between
       Crossmann Communities, Inc. and Richard H. Crosser, John Scheumann, and Jennifer Holihen,
       Trustees.  (Incorporated by reference to Exhibit10.28 to Form 10-Q dated May 10, 1995.)

10.11  Employee Stock Option Agreement, dated March 2, 1995 by and between Crossmann
       Communities, Inc. and John Moody.  (Incorporated by reference to Exhibit 10.32 to Form 10-K dated March 20, 1996.

10.12  Director Stock Option Agreement, dated May 18, 1995 by and between Crossmann
       Communities, Inc. and James C. Shook.  (Incorporated by reference to Exhibit 10.35 to Form
       10-K dated March 20, 1996.)

10.13  Director Stock Option Agreement, dated May 18, 1995 by and between Crossmann
       Communities, Inc. and Larry S. Wechter.  (Incorporated by reference to Exhibit 10.36 to Form
       10-K dated March20, 1996.)

10.14  Note Agreement dated as of December 19, 1995, $25,000,000 7.625% Senior Notes due
       December 19, 2004, by Crossmann Communities, Inc., et al.(Incorporated by reference to
       Exhibit 10.37 toForm 10-K dated March 20, 1996.)

10.15  7.625% Senior Note due December 19, 2004, issued to Combined Insurance Company of
       America by Crossmann Communities, Inc. et al.  (Incorporated by reference to Exhibit 10.38 to
       Form 10-K dated March 20, 1996.)

10.16  7.625% Senior Note due December 19, 2004, issued to The Minnesota Mutual Life Insurance
       Company by Crossmann Communities, Inc. et al.  (Incorporated by reference to Exhibit 10.39 to
       Form 10-K dated March 20, 1996.)

10.17  Amended and Restated Credit Agreement, dated December 22, 1995, by and between
       Crossmann Communities, Inc. and Bank One, Indianapolis, N.A.  (Incorporated by reference to
       Form 10-K dated March 20, 1996.)

10.18  Employee Stock Option Agreement, dated March 13, 1996 by and between Crossmann
       Communities, Inc. and John Moody.  (Incorporated by reference to Exhibit 10.43 to Form 10-k dated March 12, 1997.)

10.19  Director Stock Option Agreement, dated March 13, 1996 by and between Crossmann
       Communities, Inc. and Larry S. Wechter.  (Incorporated by reference to Exhibit 10.45 to Form
       10-K dated March 12, 1997.)

10.20  Director Stock Option Agreement, dated March 13, 1996 by and between Crossmann
       Communities, Inc. and James C. Shook.  (Incorporated by reference to Exhibit 10.45 to Form
       10-K dated March 12, 1997.)

10.47  Employee Stock Option Agreement, dated March 13, 1996 by and between Crossmann
       Communities, Inc. and Jennifer A. Holihen.

10.48  Employee Stock Option Agreement, dated February 18, 1997 by and between Crossmann
       Communities, Inc. and Jennifer A. Holihen.

10.49  Asset Purchase Agreement, dated September 30, 1997 by and among Crossmann Communities,
       Inc., Crossmann Communities of Tennessee, LLC, Heartland Homes Holdings, LLC, Heartland
       Homes, Inc., and Heartland Homes Limited Partnership.

10.50  Amended and Restated Operating Agreement for Trinity Homes, LLC dated October 17, 1997, by and among Crossmann Communities, Inc., Trinity Homes, Inc., and Pyramid Mortgage Co.,
       Inc.

 19.1  Lease by and between Pinnacle Properties LLC ("Landlord") and Crossmann Communities, Inc.
       ("Tenant"),9202 North Meridian Street, Suite 300, Indianapolis, Indiana 46260, executed April
       18, 1994.  (Incorporated by references as Exhibit  19.1 to Form 10-Q filed with the Securities and Exchange Commission August  12, 1994.)

 21.1  Amended  subsidiaries of the registrant.

 23.1  Consent of Deloitte & Touche LLP.

 27.1  Financial Data Schedule for the year ended December 31, 1997.



                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CROSSMANN  COMMUNITIES,  INC.



By  /s/  John  B.  Schuemann

Chairman  and  Chief  Exeuctive  Officer

Dated  March  24,  1997






Signature . . . . . . .  Title                                                        Date
/s/ John B. Scheumann .  Chairman of the Board of Directors, Chief Executive Officer  March 24, 1997
/s/ Richard H. Crosser.  Director; President and Chief Operating Officer              March 24, 1997
/s/ Jennifer A. Holihen  Director; Chief Financial Officer; Treasurer; Secretary;     March 24, 1997
                         Principal Financial and Accounting Officer
/s/ James C. Shook. . .  Director                                                     March 24, 1997
/s/ Larry S. Wechter. .  Director                                                     March 24, 1997









EXHIBIT  10.47
--------------

                          CROSSMANN COMMUNITIES,  INC.

                         EMPLOYEE STOCK OPTION AGREEMENT
                         -------------------------------

     THIS AGREEMENT made this thirteenth day of March, by and between Crossmann Communities, Inc., an Indiana corporation (the "Company") and Jennifer A. Holihen (the "Optionee"), pursuant to the terms, conditions and limitations contained in the Employee Stock Option Plan, attached hereto and made a part hereof and as it may be amended from time to time hereafter (the "Plan");

     WHEREAS, the Board has determined that it is in the best interest of the Company and appropriate to the stated purposes of the Plan, that the Company grant to the Optionee an option to purchase shares of Common Stock of the Company pursuant to the terms and conditions of the Plan and this Agreement,

     NOW,  THEREFORE,  the  Company and the Optionee do hereby agree as follows:

     1.          Grant of Option.  The Company hereby grants to the Optionee the
                 ---------------
right and option to purchase, pursuant to the terms and conditions contained herein and in the Plan, all or any part of an aggregate of 5,000 shares of the Common Stock of the Company (the "Option").

     2.       Option Price.  The Option price hereunder is $17.75 per share (the
              ------------
"Option Price") which Option Price is equal to one hundred percent (100%) of the fair market value of the Common Stock on the date of grant of the Option (the "Grant Date") under this Agreement, as determined under the terms of the Plan.

     3.     Exercise of Option.  The Option shall be exercisable as of March 13,
            ------------------
1996, and shall continue to be exercisable subject to the provisions of Section 4, 6 and 7, until the tenth anniversary of the Grant Date (the "Expiration Date").

          (a)      Method of Exercise.  The Option shall be exercised by written
                   ------------------
notice,          which  shall:

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

          (b)       Payment Upon Exercise of Option.  Payment of the full Option
                    -------------------------------
Price for shares upon which the Option is exercised shall accompany the written notice of exercise described above. The Company shall cause to be issued and delivered to the Optionee the certificate(s) representing such shares as soon as practicable following the receipt of the notice and payment described above.

          (c)       Limitation on Exercise of Option.  Notwithstanding any other
                    --------------------------------
provision of this Agreement to the contrary, the aggregate fair market value (determined as of the Grant Date) of the Common Stock of the Company with respect to which the Option is exercisable for the first time during any calendar year, under all such incentive stock option plans (as defined in Code
Section 422A) of the Company and any parent or subsidiary corporations shall not exceed One Hundred Thousand Dollars ($100,000.00).

          (d)     No Obligation to Exercise Option.  This grant of options shall
                  --------------------------------
impose  no          obligation  upon  the Optionee to exercise any such Options.

     4.      Nontransferability of Option.  The Option shall not be transferable
             ----------------------------
or assignable by the Optionee. The Option shall be exercisable, during the Optionee's lifetime, only by him or her. The Option shall not be pledged or hypothecated in any way, and shall not be subject to execution, attachment or similar process. Any attempted transfer, assignment, pledge, hypothecation or other disposition of the Option contrary to the provisions hereof, and the levy of any process upon the Option, shall be null, void and without effect.

     5.     Termination of Employment.   In the event Optionee shall cease to be
            -------------------------
employed by the Company, all options granted to the Optionee under this Agreement shall terminate immediately as to the unexercised portion thereof. In the event of the death of an Optionee while in employ of the Company, the Optionee's personal representative shall have the right subject to Section 3 of this Agreement and the Plan, to exercise any and all Options which could have been exercised on the date of death, at any time within twelve months from the date of death.

     6.      Effect of Amendment, Suspension or Termination of Existing Options.
             ------------------------------------------------------------------
No amendment, suspension or termination of the Plan shall, without the Optionee's consent, alter or impair any of the rights or obligations of the Company or the Optionee with respect to the Option granted under the terms of this Agreement.

     7.      Restrictions on Issuing Shares.   The Company's shares shall not be
             ------------------------------
issued pursuant to the exercise of the Option unless the transferability of the shares so issued and/or the actual issuance of the shares comply with all relevant provisions of law, including but not limited to, the (i) limitations, if any, imposed by the Sate of Indiana, (ii) restrictions, if any, imposed by the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated by the United States Securities and Exchange Commission thereunder, and (iii) requirements of any stock exchange upon which the shares may then be listed. The Board of Directors, shall, in its sole discretion, determine if such restrictions or such issuance of shares so complies with all relevant provisions of law.

          (a)          Withholding  of  Taxes.   Shares shall not be issued upon
                       ----------------------
exercise of the Option unless and until withholding tax, if any, or other withholding liabilities, if any, imposed by any governmental entity have, in the opinion of the Board of Directors, been satisfied or provision for their satisfaction has been made.

          (b)        Other Restrictions.  The Board of Directors may at the time
                     ------------------
shares  are        actually issued pursuant to the exercise of the Option, place such further restrictions on the transferability of any shares of Common Stock to be issued to the Optionee upon the exercise of the Option as the Board, in its sole discretion, determines to be reasonable, appropriate or necessary.

          (c)        No Rights Vested as a Shareholder.  The Optionee and/or his
                     ---------------------------------
successor in interest shall not have any of the rights of a shareholder of the Company by reason of the grant of the Option until such Option is exercised and optioned shares are issued pursuant to such Option.
     8.          Adjustments.    In  the  event of any Company recapitalization,
                 -----------
dissolution, liquidation or reorganization, the adjustments described under the terms of the Plan shall be applied.

     9.      Acknowledgment.  The Optionee acknowledges receipt of a copy of the
             --------------
Plan, a copy of which is attached hereto, and represents that Optionee is familiar with the terms and provisions thereof, and hereby accepts this Option subject to all the terms and provisions thereof. Optionee hereby agrees to accept as binding, conclusive and final all decisions or interpretations of the Board upon any questions arising under the Plan.

     IN WITNESS WHEREOF, the Company, by its authorized representative, and the Optionee have entered into this Agreement on the date first written above.

CROSSMANN  COMMUNITIES,  INC.:                              OPTIONEE:


By:  /s/Richard  H.  Crosser                          By: /s/Jennifer A. Holihen
----------------------------                          --------------------------
Richard  H.  Crosser, President                    Jennifer A. Holihen, Optionee







EXHIBIT  10.48
--------------

                          CROSSMANN COMMUNITIES,  INC.

                         EMPLOYEE STOCK OPTION AGREEMENT
                         -------------------------------



     THIS AGREEMENT made this eighteenth (18th) day of February, 1997 by and between Crossmann Communities, Inc., an Indiana corporation (the "Company") and JENNIFER HOLIHEN (the "Optionee"), pursuant to the terms, conditions and limitations contained in the Employee Stock Option Plan, attached hereto and made a part hereof and as it may be amended from time to time hereafter (the "Plan");

     WHEREAS, the Board has determined that it is in the best interest of the Company and appropriate to the stated purposes of the Plan, that the Company grant to the Optionee an option to purchase shares of Common Stock of the Company pursuant to the terms and conditions of the Plan and this Agreement,

     NOW,  THEREFORE,  the  Company and the Optionee do hereby agree as follows:

     1.          Grant of Option.  The Company hereby grants to the Optionee the
                 ---------------
right and option to purchase, pursuant to the terms and conditions contained herein and in the Plan, all or any part of an aggregate of 5,000 shares of the Common Stock of the Company (the "Option").

     2.       Option Price.  The Option price hereunder is $19.75 per share (the
              ------------
"Option Price") which Option Price is equal to one hundred percent (100%) of the fair market value of the Common Stock on the date of grant of the Option (the "Grant Date") under this Agreement, as determined under the terms of the Plan.

     3.      Exercise of Option.  The Option shall be exercisable as of February
             ------------------
18,  1997,  and  shall  continue  to be exercisable subject to the provisions of
Section 4, 6 and 7, until the tenth anniversary of the Grant Date (the "Expiration Date").

          (a)      Method of Exercise.  The Option shall be exercised by written
                   ------------------
notice,    which  shall:

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

          (b)       Payment Upon Exercise of Option.  Payment of the full Option
                    -------------------------------
Price for shares upon which the Option is exercised shall accompany the written notice of exercise described above. The Company shall cause to be issued and delivered to the Optionee the certificate(s) representing such shares as soon as practicable following the receipt of the notice and payment described above.

          (c)       Limitation on Exercise of Option.  Notwithstanding any other
                    --------------------------------
provision of this Agreement to the contrary, the aggregate fair market value (determined as of the Grant Date) of the Common Stock of the Company with respect to which the Option is exercisable for the first time during any calendar year, under all such incentive stock option plans (as defined in Code
Section 422A) of the Company and any parent or subsidiary corporations shall not exceed One Hundred Thousand Dollars ($100,000.00).

          (d)     No Obligation to Exercise Option.  This grant of options shall
                  --------------------------------
impose  no          obligation  upon  the Optionee to exercise any such Options.

     4.      Nontransferability of Option.  The Option shall not be transferable
             ----------------------------
or assignable by the Optionee. The Option shall be exercisable, during the Optionee's lifetime, only by him or her. The Option shall not be pledged or hypothecated in any way, and shall not be subject to execution, attachment or similar process. Any attempted transfer, assignment, pledge, hypothecation or other disposition of the Option contrary to the provisions hereof, and the levy of any process upon the Option, shall be null, void and without effect.

     5.     Termination of Employment.   In the event Optionee shall cease to be
            -------------------------
employed by the Company, all options granted to the Optionee under this Agreement shall terminate immediately as to the unexercised portion thereof. In the event of the death of an Optionee while in employ of the Company, the Optionee's personal representative shall have the right subject to Section 3 of this Agreement and the Plan, to exercise any and all Options which could have been exercised on the date of death, at any time within twelve months from the date of death.

     6.          Non-Competitive,  Non-Solicitation  and  Non-Disclosure.    In
                 -------------------------------------------------------
consideration for the grant of the Option by the Company, the Optionee consents to the following restrictions on competition, solicitation, and disclosure of certain information (the "Covenants"). The Company and the Optionee agree that participation in the Plan bears a significant relationship to the Optionee's employment situation, and that the Covenants are ancillary to the stated purpose of the Plan, namely, providing key employees of the Company or of any subsidiary corporation of the Company with an opportunity to acquire or increase a proprietary interest in the Company, thereby (1) creating a stronger incentive to expend maximum effort for the growth and success of the Company and its subsidiaries and (2) encouraging such individuals to remain in the employ or service of the Company or one or more of its subsidiaries.

     The Optionee acknowledges that the Covenants, including the duration, scope, and territory thereof, are, under the circumstances, reasonable and necessary to safeguard the interests of the Company. In the event that these restrictions are found to be overly broad or unreasonable, the Optionee agrees that such restrictions shall be enforceable on such modified terms as may be deemed reasonable and enforceable by a court having competent jurisdiction.

     a.       Non-Competition  During the term of the Optionee's employment with
              ---------------
the Company, and for a period of two (2) years following the termination of the Optionee's employment (irrespective of the timing, manner, cause, or other circumstances of such termination), the Optionee shall not, directly or indirectly, as an individual or as a director, officer, employee, partner, shareholder, consultant, manager, agent, or in any other capacity become associated with any individual, corporation, partnership or business that is engaged, directly or indirectly, in any business carried on or engaged in by the Company. The restrictions of this subparagraph (a) shall apply to the lesser of
(1) each and all of the markets in which the Company is now operating or shall hereafter operate or (2) the maximum area declared by a court of competent jurisdiction to be reasonable and enforceable.

     b.     Non-Solicitation.  During the term of his or her employment with the
            ----------------
Company and the two (2) year period immediately following the cessation of his or her employment with the Company, the Optionee shall not, directly or indirectly, as an individual or on behalf of another company or in any other capacity:

          i. call upon, solicit, contact or service any customer, client, or potential client of the Company;

          ii. call upon, solicit, contact or service any individual, corporation, partnership or any company or business of which the Optionee became aware through the Company; or

          iii. solicit for employment, endeavor to entice away from the Company, recruit, hire or otherwise interfere with the Company's relationship with any person who is employed by or otherwise engaged to perform services for the Company.

     c.       Non-Disclosure.   The Optionee recognizes that by reason of his or
              ---------------
her employment with the Company, he or she may acquire Confidential Information concerning the Company's operation, the use or disclosure of which could cause the Company and its affiliates or subsidiaries immeasurable and substantial loss and damages. Accordingly, the Optionee covenants and agrees with the Company that, except as necessary to perform his or her employment obligations to the Company, or with the prior written consent of the Company, he or she or she will not at any time directly or indirectly (i) disclose any Confidential Information that he or she may learn of by association with the Company, or (ii) use any Confidential Information other than in the performance of his or her employment for the Company. The term "Confidential Information" includes information not in the public record and not previously disclosed to the public or to the trade by the Company's management or Board with respect to the products, facilities and methods, trade secrets and other intellectual property, systems, procedures, manuals, reports, price lists, customer lists, financial information, business plans, prospects or opportunities of the Company or any of its subsidiaries or affiliates. The Optionee's obligations set forth in this Section 6(c) and the Company's remedies, whether legal or equitable, shall extend indefinitely.

     7.          Remedies for Breach of Covenants.  The Optionee recognizes that
                 --------------------------------
breach of any of the Covenants contained in Section 6 herein may cause irreparable injury to the Company, inadequately compensable in monetary damages. Accordingly, in addition to any other legal or equitable remedies that may be available to the Company, the Optionee agrees that the Company will be entitled to seek and obtain injunctive relief against the breach or threatened breach of any of the Optionee's obligations under the Covenants. The Company shall be entitled to recover from the Optionee its reasonable attorneys' fees and costs of any action to enforce the Covenants.


     8.      Effect of Amendment, Suspension or Termination of Existing Options.
             ------------------------------------------------------------------
No amendment, suspension or termination of the Plan shall, without the Optionee's consent, alter or impair any of the rights or obligations of the Company or the Optionee with respect to the Option granted under the terms of this Agreement.

     9.      Restrictions on Issuing Shares.   The Company's shares shall not be
             ------------------------------
issued pursuant to the exercise of the Option unless the transferability of the shares so issued and/or the actual issuance of the shares comply with all relevant provisions of law, including but not limited to, the (i) limitations, if any, imposed by the Sate of Indiana, (ii) restrictions, if any, imposed by the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated by the United States Securities and Exchange Commission thereunder, and (iii) requirements of any stock exchange upon which the shares may then be listed. The Board of Directors, shall, in its sole discretion, determine if such restrictions or such issuance of shares so complies with all relevant provisions of law.

          (a)          Withholding  of  Taxes.   Shares shall not be issued upon
                       ----------------------
exercise of the Option unless and until withholding tax, if any, or other withholding liabilities, if any, imposed by any governmental entity have, in the opinion of the Board of Directors, been satisfied or provision for their satisfaction has been made.

          (b)        Other Restrictions.  The Board of Directors may at the time
                     ------------------
shares  are        actually issued pursuant to the exercise of the Option, place such further restrictions on the transferability of any shares of Common Stock to be issued to the Optionee upon the exercise of the Option as the Board, in its sole discretion, determines to be reasonable, appropriate or necessary.

          (c)        No Rights Vested as a Shareholder.  The Optionee and/or his
                     ---------------------------------
successor in interest shall not have any of the rights of a shareholder of the Company by reason of the grant of the Option until such Option is exercised and optioned shares are issued pursuant to such Option.

     10.          Adjustments.    In  the event of any Company recapitalization,
                  -----------
dissolution, liquidation or reorganization, the adjustments described under the terms of the Plan shall be applied.

     11.     Acknowledgment.  The Optionee acknowledges receipt of a copy of the
             --------------
Plan, a copy of which is attached hereto, and represents that Optionee is familiar with the terms and provisions thereof, and hereby accepts this Option subject to all the terms and provisions thereof. Optionee hereby agrees to accept as binding, conclusive and final all decisions or interpretations of the Board upon any questions arising under the Plan.

     IN WITNESS WHEREOF, the Company, by its authorized representative, and the Optionee have entered into this Agreement on the date first written above.


CROSSMANN  COMMUNITIES,  INC.:                                         OPTIONEE:

By:/s/Richard H. Crosser                               By:/s/Jennifer A. Holihen
   ---------------------                                  ----------------------
     Richard  H.  Crosser,  President                                Jennifer A.
Holihen


EXHIBIT  10.49
--------------







DOCUMENT  -  8      X  11"          ASSET  PURCHASE  AGREEMENT

                   DATED AS OF THE 30TH DAY OF SEPTEMBER, 1997

                                  BY AND AMONG

                           CROSSMANN COMMUNITIES, INC.

                     CROSSMANN COMMUNITIES OF TENNESSEE, LLC

                                       and

                        HEARTLAND HOMES HOLDINGS, L.L.C.,

                              HEARTLAND HOMES, INC.

                                       and
                         HEARTLAND HOMES LIMITED PARTNERSHIP
                            ASSET PURCHASE AGREEMENT


     THIS ASSET PURCHASE AGREEMENT (the "Agreement") is made and entered into as of the 30th day of September, 1997, by and among CROSSMANN COMMUNITIES, INC., an Indiana corporation ("Crossmann"), Crossmann Communities of Tennessee, LLC, a newly formed Indiana limited liability company which is owned 99% by Crossmann and 1% by Deluxe Homes of Lafayette, Inc., a wholly-owned subsidiary of Crossmann, and was formed in order to effect the transactions contemplated by this Agreement (the "Company" and, collectively with Crossmann the "Purchaser") and Heartland Homes Holding, L.L.C., an Oklahoma limited liability company ("Holding"), Heartland Homes, Inc., an Oklahoma corporation, wholly-owned by Holding ("Homes"), and Heartland Homes Limited Partnership, an Oklahoma limited partnership ("HHLP" or "Seller") of which Homes is a general partner (collectively with Holding and Homes, the "Heartland Group").

                                   WITNESSETH

     WHEREAS, the Seller is engaged in the business of acquiring undeveloped and developed real estate, developing such real estate, and building residential homes thereon in Tennessee and Northern Mississippi (the "Memphis Operation").

     WHEREAS, the Purchaser, in reliance upon the representations, warranties and covenants of the Heartland Group set forth herein, desires to purchase from the Seller, and the Seller desires to sell, transfer and convey the Acquired Assets (as defined in Article X herein) to the Purchaser pursuant to the terms and subject to the conditions set forth in this Agreement;

     WHEREAS,  Article  X  lists  defined  terms  used  in  this  Agreement;

     NOW THEREFORE, in consideration of the representations, warranties, mutual covenants, and agreements herein contained, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Purchaser and the Heartland Group hereby agree as follows:
                                     ARTICLE

                                SALE AND PURCHASE


     Section.    Transfer  of  the  Acquired Assets.    Subject to the terms and
     -------     ----------------------------------
conditions set forth herein, on the Closing Date, the Seller shall sell, convey, transfer, assign, and deliver to the Purchaser, and the Purchaser shall purchase, acquire, and accept from the Seller, all of the respective rights, titles, and interests of the Seller in and to the Acquired Assets. The Purchaser shall not purchase, acquire, or accept from the Seller any right, title, or interest of the Seller in or to the Excluded Assets.

     Section.    Sale  at  Closing  Date.     The sales, conveyances, transfers,
     -------     -----------------------
assignments,  and  deliveries  by  the  Seller of the Acquired Assets, as herein
     -
provided, shall be effected on the Closing Date, free and clear of all Liens, except for the Liens set forth on Schedule 1.02, by appropriate deeds, bills of
                                   -------------
sale, endorsements, assignments, and other instruments of transfer and conveyance satisfactory in form and substance to the Seller and the Purchaser.

     Section.   Assumption of Liabilities.   Subject to the terms and conditions
     -------    -------------------------
set forth herein, from and after the Closing, the Purchaser shall assume, pay, perform, and discharge, when due, only the liabilities and obligations of the Seller which are (i) related to the Memphis Operation (ii) listed on Schedule
                                                                        --------
1.03  (the  "Assumed  Liabilities")  and (iii) subject to Section 4.01, Warranty
  --                                                      ------------
Liabilities.    Notwithstanding  the  foregoing, the Purchaser shall not assume,
  -
pay,  perform  or  discharge  any  of  the  following:
  -

          any  liability  not  listed  on  Schedule  1.03;
                                           --------------

          any  liability  or  obligation  which is secured by an Excluded Asset;

          any  unfunded  pension  liability;

          any Tax liability which accrued on or before the Closing Date (including any Tax liability resulting from the sale and transfer by the Seller of the Acquired Assets hereunder), including past due or delinquent taxes or interest or penalties thereon;

          any liability arising from activities outside of the ordinary course of business of the Memphis Operation;

          any  tort  liability  not  specified  on  Schedule  1.03;
                                                    --------------

          any other cost or expense, not listed on Schedule 1.03, including, but
                                                   -------------
not limited to, any cost or expense incurred in building residential homes (for example, the Purchaser shall not be responsible for paying any contractor or subcontractor that worked on a residential home if the sale of such home closed prior to the Closing Date, unless those costs are included in the liabilities set forth on Schedule 1.03); provided, however, that Seller shall retain the
                --------------   --------  -------
responsibility for all of Seller's pre-closing operating expenses, including but not limited to rent, utility bills, and promotional and advertising expenses;

          any liability arising from any suit, cause, action, claim, investigation, or arbitral action that was filed, in progress, pending, or threatened against the Seller (or any of its assets or property) on or before the Closing Date whether at law or in equity, whether civil or criminal in nature, whether before any federal, state, county, or local court, commission, board or agency;

          any liability arising from any circumstances arising on or before the Closing Date not listed on Schedule 1.03; or
                                --------------

          any liability associated with the Oklahoma Operation including, but not limited to any warranty liability.
 .
     Section.    Purchase  Price.     The aggregate consideration (the "Purchase
     -------     ---------------
Price") to be paid by the Purchaser to the Seller for the Acquired Assets shall be:

          cash in the amount equal to the sum of (i) Four Hundred Fifty Thousand Dollars ($450,000.00), payable at the Closing by wire transfer of next day funds pursuant to payment instructions provided by the Seller and (ii) an amount equal to the Net Assets of the Memphis Operation at the Closing Date, payable pursuant to Section 1.05; and
              -------------
          the  assumption  of  the  Assumed  Liabilities.

     Section.    Adjustment  to  Purchase  Price.
     -------     -------------------------------

          Escrow.    At the Closing, Purchaser shall place into escrow, pursuant
          ------
to an escrow agreement mutually agreeable to Purchaser and Seller, an amount equal to the Net Assets of the Memphis Operations as of August 31, 1997 (the "Escrowed Amount").

          Valuation  of Net Assets as of Closing.  The Net Assets of the Memphis
          --------------------------------------
Operations as of Closing shall be determined by the Seller within ten (10) business days of the Closing Date. Seller shall submit its determination of the Net Assets as of Closing to the Purchaser for approval; the Purchaser shall have five (5) business days to review the Seller's determination and notify the Seller, in writing, of its approval or rejection of the Seller's determination. In the event Purchaser objects to the Seller's determination, the parties shall work together to reach a mutually acceptable determination. If a mutually acceptable determination cannot be agreed upon within ten (10) business days of the Purchaser's objection, the Net Assets at Closing shall be determined by an independent third party selected by the Seller and the Purchaser. The cost of obtaining such an independent third party shall be borne equally by the Seller and the Purchaser.

          Release  of  Escrowed  Funds.    If  the    Net  Assets of the Memphis
          ----------------------------
Operations as of the Closing Date are less than or equal to the Escrowed Amount, the escrow agent shall, upon receipt of a statement certified by an officer of the Seller setting forth the amount of such Net Assets, release an amount equal to the Net Assets of the Memphis Operations as of the Closing Date to the Seller and release the remainder of the Escrowed Amount, if any, to the Purchaser. If the Net Assets of the Memphis Operations as of the Closing Date is greater than the Escrowed Amount, the escrow agreement shall, upon receipt of a statement certified by an officer of the Seller setting forth the amount of such Net Assets, release all of the Escrowed Amount to the Seller. Buyer shall have five
(5) business days from the date of the delivery of the certified statement to deliver to the Seller, by certified check or wire transfer of next day funds, pursuant to payment instructions provided by Seller, an amount equal to the difference between the Escrowed Amount and the aggregate value of the Net Assets at the Closing Date.

     Section.    Withholding  of Tax.   At Closing, the Purchaser shall withhold
     -------     -------------------
from the Purchase Price and pay to any applicable federal or state taxing authority any and all amounts owed by the Seller which the Purchaser is required to withhold and pay over to a federal or state taxing agency by law, including but not limited to an amount equal to five (5) percent of the amount realized by the Seller on the sale of the Acquired Assets located in Mississippi, as required by Section 27-3-308 of the Mississippi Code.

     Section.    Subsequent  Documentation.    At any time and from time to time
     -------     -------------------------
after the Closing Date and without any further consideration, the Seller shall, upon the request of the Purchaser, and the Purchaser shall, upon the request of the Seller, promptly execute, acknowledge, and deliver, or cause to be executed, acknowledged, and delivered, such further instruments and other documents, and perform, or cause to be performed, such further acts, as may be reasonably required to evidence or effectuate the sale, conveyance, transfer, assignment, and delivery hereunder of the Acquired Assets, the assumption by the Purchaser of the Assumed Liabilities, the performance by the parties of any of their other respective obligations under this Agreement, and to carry out the purposes and intent of this Agreement.

     Section.    Allocation  of  Purchase  Price.    The Purchase Price shall be
     -------     -------------------------------
allocated among the Acquired Assets pursuant to Internal Revenue Code Section 1060 and as mutually agreed upon by the parties and set forth on Schedule 1.08.
                                                                  -------------

                                     ARTICLE

              REPRESENTATIONS AND WARRANTIES OF THE HEARTLAND GROUP


     As a material inducement to the Purchaser to enter into this Agreement and other agreements and documents executed by the Purchaser in connection with this Agreement, and to consummate the transactions contemplated hereby and thereby each of the entities comprising the Heartland Group represents and warrants to the Purchaser that:

     Section.    Title  to Property.   Except as set forth in Schedule 2.01, the
     -------     ------------------                           -------------
Seller has good, valid and marketable title to all of the Acquired Assets, free and clear of all mortgages, liens, pledges, charges, claims, security interests, encumbrances, easements, encroachments, rights of third parties, or other interests of any kind or character, except for liens for property taxes not yet due and payable.

     Section.    Authority; Consent.   Each of Holding, Homes, and HHLP have the
     -------     ------------------
full capacity, right, power, and authority to enter into, execute, and deliver this Agreement, to consummate the transactions contemplated by this Agreement, and to comply with and fulfill the terms and conditions of this Agreement. HHLP has the full capacity, right, power, and authority to sell, transfer, assign, and deliver each and all of the Acquired Assets to the Purchaser. The execution and delivery of this Agreement by each of Holding, Homes, and HHLP and the consummation by each of Holding, Homes, and HHLP of the transactions contemplated hereby have been duly and validly authorized by all necessary action on the part of the Board of Managers and the Members, the Board of Directors and the shareholders, or the partners of each entity as applicable. This Agreement constitutes a valid and binding obligation of each of Holding, Homes, and HHLP enforceable in accordance with its terms and conditions, subject as to enforcement to applicable bankruptcy, insolvency, reorganization, and other similar laws of general applicability relating to or affecting creditors rights generally. No further action is necessary by each of Holding, Homes, or HHLP to make this Agreement valid and binding upon it and enforceable against it in accordance with the terms hereof or to carry out the transactions contemplated hereby. Except as set forth in Schedule 2.02, neither the
                                                     --------------
execution and delivery of this Agreement, nor the consummation of the transactions contemplated hereby, nor compliance by Holding, Homes or HHLP with any of the provisions of this Agreement will:

          Conflict with, violate, result in a breach of, constitute a material default (or an event which, with notice or lapse of time or both, would constitute a default) under, or give rise to any right of termination, cancellation, or acceleration under any provision of the Articles of Organization or the Operating Agreement of Holding (the "Articles of Organization"), the Articles of Incorporation or Bylaws of Homes or the Partnership Agreement or other operating document of HHLP (the "Operating Agreement"), as the case may be of Holding, Homes, or HHLP or any of the terms, conditions or provisions of any note, credit agreement, security or pledge agreement, lien, bond, mortgage, indenture, license, lease, contract, commitment, agreement, understanding, arrangement, restriction, or other instrument or obligation to which Holding, Homes, or HHLP is a party or by which Holding, Homes or HHLP or any of its respective properties or assets may be bound;

          Violate any law, rule or regulation of any government or governmental agency or body, or any Judgment, order, writ, injunction, or decree of any court, administrative agency, or governmental agency or body applicable to Holding, Homes, or HHLP or any of its respective properties, assets, or outstanding membership interests shares, partnership interests or other securities of Holding, Homes, or HHLP; or

          Constitute an event which, with or without notice, lapse of time, or action by a third party, could result in the creation of any lien, charge, or encumbrance upon any of the assets or properties of Holding, Homes, or HHLP, or upon the Acquired Assets, or cause the maturity of any liability, obligation, or debt of the Holding, Homes, or HHLP to be accelerated or increased.

     Section.    Consents and Approvals.   Except as set forth on Schedule 2.03,
     -------     ----------------------                           -------------
the execution, delivery, and performance of this Agreement by the Seller or the consummation by the Seller of the transactions contemplated hereby will not require any notice to, or consent, authorization, or approval from any court or governmental authority or any other third party. Except as set forth in Section
                                                                         -------
2.03,  any and all notices, consents, authorizations, and approvals set forth on
----
Schedule  2.03  have  been  made  and  obtained.
--------------

     Section.    Organization.   Holding, Homes and HHLP are, as applicable, (a)
     -------     ------------
limited liability company duly organized, validly existing, and in good standing under the laws of the State of Oklahoma, (b) a corporation organized under the laws of the State of Oklahoma, or (c) a limited partnership organized under the laws of the State of Oklahoma. The Seller has all the requisite power and authority to own, lease, and operate its properties and to carry on the Memphis Operation as it is now being conducted. Prior to the Closing, the Seller will deliver to the Purchaser (a) a copy of the Articles of Organization, including all amendments thereto, of Holding certified as true, complete, and presently in effect by the Secretary of Holding, (b) a copy of the Articles of Incorporation of Homes, (c) a copy of the Operating Agreement, as amended, certified as true, complete and presently in effect by the General Partner of HHLP, (d) Certificates of Good Standing of Holding, Homes and HHLP issued by the Secretary of State for the State of Oklahoma, (e) a copy of the Operating Agreement, including all amendments thereto of Holding certified as true, complete and presently in effect by the Secretary of Holding and (f) a copy of the Bylaws, including all amendments thereto, of Homes, certified as true, complete and presently in effect by the Secretary of Homes

     Section.  Financial Statements of the Seller.   True and complete copies of
     -------   ----------------------------------
the annual financial statements of the Seller for each of the years 1994, 1995, and 1996 and the internally prepared interim balance sheets and income statements of the Seller as of August 31, 1997, for the eight (8) months then ended, are attached hereto as Schedule 2.05 (collectively the "Financial
                                   --------------
Statements of the Seller"). The Financial Statements of the Seller are true and correct in all material aspects, have been prepared from the books and records of the Seller in accordance with generally accepted accounting principles, and contain and reflect all necessary adjustments or accruals necessary for a fair presentation of the financial condition and results of the operations of the Seller for the periods indicated.

     Section.    Financial  Statements  of  the  Memphis  Operation.    True and
     -------     --------------------------------------------------
complete  copies  of the internally prepared financial statements of the Memphis
     --
Operation for each of the years 1994, 1995, and 1996 and the internally prepared interim balance sheet and income statement of the Memphis Operation as of August 31, 1997, for the eight (8) months then ended, are attached hereto as Schedule
                                                                        --------
2.06  (collectively  the  "Financial Statements of the Memphis Operation").  The
 ---
Financial  Statements  of  the  Memphis  Operation   are true and correct in all
 -
material aspects, have been prepared from the books and records of the Seller in
 -
accordance with generally accepted accounting principles (except that the allocation of overhead between the Memphis Operations and the Oklahoma Operations may not comport with generally accepted accounting principles) and contain and reflect all necessary adjustments or accruals necessary for a fair presentation of the financial condition and results of the operations of the Memphis Operation for the periods indicated. The Financial Statements of the Memphis Operation set forth any and all amounts owed by or to the Seller by an Affiliate of the Seller with respect to the Memphis Operation.

     Section.    Tax  Matters.      Except  as  set  forth  in  Schedule  2.07:
     -------     ------------                                   --------------

          All federal, state, county, and local taxes of any kind or character, including, without limitation, income (including gross and adjusted gross), receipts, property (including real, personal, and intangible), transfer, sales, use, franchise, value added, excise, recording, financial institutions, employees' income and social security withholding, and all other withholding, social security, unemployment taxes, which are due and payable by or on behalf of the Seller, and all interest and penalties thereon (collectively, the "Taxes"), have been paid (and, to the extent applicable, withheld) in full (or are adequately reflected as a liability in the Interim Financial Statements);

          The Seller has filed all currently due federal, state, county, local, and other tax returns, statements, forms, reports, and similar documents with respect to Taxes required to be filed with the appropriate third parties and governmental agencies in all jurisdictions in which such returns, statements, forms, reports, and similar documents are required to be filed (collectively, the "Returns"); and all such Returns are true, correct, and complete in all material respects; and

          There is not now in force any extension of time with respect to the date on which any Return was or is due to be filed by, or on behalf of, or with respect to the Seller or any waiver or agreement by the Seller for an extension of time for the assessment of any Tax.

     Section.    Compliance with Laws; No Default or Litigation.   Except as set
     -------     ----------------------------------------------
forth  in  Schedule  2.08:
           --------------

          The Seller is not in default or violation (nor is there, to the knowledge of the Seller, any event which, with notice or lapse of time or both, would constitute a default or violation) in any respect (i) under any contract, agreement, lease, consent order, or other commitment to which it is a party or any of the Acquired Assets is subject or bound or (ii) under any law, rule, regulation, writ, injunction, order, or decree of any court or any federal, state, local, or other governmental department, commission, board, bureau, agency, or instrumentality (including, without limitation, applicable laws, rules and regulations relating to environmental protection, antitrust, civil rights, health, and occupational health and safety);

          There are no actions, suits, claims, investigations, or legal arbitration or administrative proceedings in progress, pending, or, to the knowledge of the Seller, threatened by or against the Seller (or any of the Acquired Assets) whether at law or in equity, whether civil or criminal in nature, or whether before or by a federal, state, county, local, or other governmental department, commission, board, bureau, agency, or instrumentality, domestic or foreign, nor has the Seller been charged with or received any notice of any violation of any rule, regulation, ordinance, law, order, decree, or requirement relating to the Seller, its properties, assets, or the transactions contemplated by this Agreement; and

          No action, suit, or proceeding has been instituted or, to the knowledge of the Seller, threatened to restrain, prohibit, or otherwise challenge the legality or validity of the transactions contemplated by this Agreement.
     Section.    Personal  Property  Owned.    Schedule 2.09 contains a list and
     -------     -------------------------     -------------
brief description of all tools, furniture, furnishings, machinery, supplies, vehicles, equipment, and all other items of tangible personal property used in the Memphis Operation (the "Personal Property").

     Section.    Personal  Property  Leased.   Schedule 2.10 contains a list and
     -------     --------------------------    -------------
brief description of all leases and other agreements under which the Seller is a lessee of, holds, or operates any tools, furniture, machinery, vehicles, equipment, or other personal property owned by any third party and used in the Memphis Operation (the "Leased Personal Property"). The Seller on or before the Closing will deliver to the Purchaser copies of the leases and agreements listed in Schedule 2.10. Each of such leases and agreements is in full force and effect
   -------------
and constitutes a legal, valid, and binding obligation of the Seller, enforceable in accordance with its terms. No consent of any lessor of the Leased Personal Property is required in connection with the transactions contemplated by this Agreement, except as set forth in Schedule 2.10. Except as
                                                       -------------
disclosed  in  Schedule  2.10, there is not any existing default or event which,
               --------------
after notice or lapse of time, or both, would constitute a default or result in a right to accelerate or loss of rights as to the Leased Personal Property. None of the Acquired Assets is subject to any lease other than as set forth in
Schedule  2.10.
 --------------

     Section.    Developed  Real  Property.   Schedule 2.11 lists and contains a
     -------     -------------------------    -------------
legal description of each parcel of Developed Real Property in which Seller owns an interest in connection with the Memphis Operation. For purposes of this Agreement, Developed Real Property is real property, owned by the Seller in connection with the Memphis Operation, which (i) has all necessary access to and from public highways, streets, and roads and for which no pending or threatened proceeding or other fact or condition exists that could limit or result in the termination of such access and (ii) (a) is or can be connected to and, where applicable, serviced by electric, gas, sewage or septic, telephone, and public or private water facilities, and, when so connected, will be in compliance in all material respects with all applicable laws and (b) for which all applicable installation and connection charges have been paid in full. Developed Real Property shall not include Land Contract Property and Land Option Property (as those terms are defined below). Except as set forth on Schedule 2.11, Developed
                                                        -------------
Real Property is Substantially Complete. For purposes of this Agreement, "Substantially Complete" means that each and all of the requirements listed below have been met with respect to the Developed Real Property and each lot contained therein (a "Lot" or "Lots"):

          Final subdivision plats have been approved by all applicable governmental authorities and recorded in the official records of the county, municipality or applicable governmental authority;

          Final acceptance letters have been issued by the appropriate governmental authority which evidence that such authority has accepted for permanent maintenance all the streets, water lines, sanitary sewer, and storm sewers for the Lots;

          The appropriate governmental authority has certified that operable water and sewer taps are available to each of the Lots; and

          The appropriate governmental authority has certified that building permits are obtainable for the construction of single-family houses on the Lots.

     Section.    Undeveloped Real Property.   Schedule 2.12 lists and sets forth
     -------     -------------------------    -------------
the legal description (or such other description legally sufficient to identify the subject property) of each parcel of Undeveloped Real Property in which Seller owns an interest in connection with the Memphis Operation (the "Undeveloped Real Property"). For purposes of this Agreement, "Undeveloped Real Property" shall be defined as all real property which is not Developed Real Property, Land Contract Property or Land Option Property. Except as set forth on Schedule 2.12, no fact, condition or restriction could preclude or prevent
    --------------
the Undeveloped Real Property from (a) having access to and from public highways, streets, and roads or (b) being connected to and, where applicable, serviced by electric, gas, sewage or septic, telephone, and public or private water facilities. Except as set forth on Schedule 2.12, Seller has secured all
                                           -------------
easements and public dedications necessary to connect the utilities referenced above from their current locations to the boundary of each parcel of Undeveloped Real Property as such boundaries currently exist.

     Section.    Real Property Leases.   Schedule 2.13 contains a list and brief
     -------     --------------------    -------------
description of each agreement, arrangement, contract, commitment, lease or usufruct (each, a "Real Property Lease") pursuant to which Seller is the lessor or the lessee (or has an equivalent interest in the case of usufructs or other arrangements which may not be leases under applicable law) of any real property in connection with the Memphis Operation (the "Leased Real Property"). As to each Real Property Lease, (a) Seller has neither delivered nor received notice that any breach or event of default exists, and (b) no condition or event has occurred that with the giving of notice, the lapse of time, or both would constitute a breach or event of default by Seller or any other person or entity.

     Section.    Land  Contracts.
     -------     ---------------

          Schedule  2.14(a) contains a list and brief description of all written
          -----------------
and oral agreements, arrangements, contracts, and commitments pursuant to which Seller (i) is obligated to purchase any developed or undeveloped real property in connection with the Memphis Operation (the "Land Contract Property"), or (ii) possesses an option to acquire any developed or undeveloped real property in connection with the Memphis Operation (the "Option Real Property") as of the date hereof. Schedule 2.14(a) also sets forth the legal description of each
                 -----------------
parcel of Land Contract Property and Option Real Property, or such other description legally sufficient to identify the subject property.

          Each parcel of developed real property included in the Land Contract Property, when and if purchased, will satisfy all of the representations and warranties set forth herein concerning the Developed Real Property. Each parcel of undeveloped real property included in the Land Contract Property, when and if purchased, will satisfy all of the representations and warranties set forth herein concerning the Undeveloped Real Property.

          Schedule  2.14(c)  sets  forth  all  letters  of  intent  and  similar
          -----------------
proposals relating to the purchase of real property by Seller which have not expired or been terminated.

     Section.    Real  Property  Generally.
     -------     -------------------------

          Good  and  Marketable  Title.  Seller has good and marketable title in
          -----------------------------
fee simple to its Developed Real Property, Undeveloped Real Property and Land Contract Property (collectively, the "Real Property"), except as set forth on
Schedule 2.15(a)  and except that Seller will not acquire such title to its Land
  --------------
Contract Property until the acquisition thereof. The Real Property constitutes all the real property which Seller owns or has a right to acquire or in which it otherwise has an interest in connection with the Memphis Operation, except for any easements, rights of way, covenants, servitude, licenses or other interests, whether arising by contract, statute, regulation, common law, equity or otherwise which are appurtenant to any Real Property.

          No  Breach or Default.  Except as to be set forth in Schedule 2.15(b),
          ---------------------                                ----------------
the Seller has not given nor has it received any written notice that a breach or an event of default exists any under or with respect to any agreements, arrangements, contracts, covenants, conditions, deeds, deeds of trust, rights-of-way, easements, mortgages, restrictions, surveys, title insurance policies, and other documents granting Seller title to or an interest in or otherwise affecting the Real Property, and, to the knowledge of the Seller, no condition or event has occurred that with the giving of notice, the lapse of time, or both would constitute a breach or event of default of any such agreement or document, by Seller or any other person or entity.

          No  Condemnation.    No  condemnation,  eminent  domain,  or  similar
          ----------------
proceeding exists, is pending or, to the knowledge of the Seller, is threatened with respect to, or that could affect, any Real Property or its development or the construction, marketing, or sale of dwellings situated thereon or the insurability or marketability of the title thereto.

          Compliance  with  Laws.    The  buildings  and improvements on and the
          ----------------------
subdivision of the Real Property do not violate (i) any applicable law, including any building, set-back, or zoning law, ordinance, regulation, or statute, or other governmental restriction in the nature thereof, or (ii) any enforceable restrictive covenant affecting any such property.

          Parties  in  Possession.    There  are no parties in possession of any
          -----------------------
portion of the Real Property as lessees, tenants at sufferance, or trespassers, except for rightful possessors of the Option Property, the Leased Property, or the Land Contract Property.

          Site  Obligations.    Except as set forth on Schedule 2.15(f), no Real
          -----------------                            ----------------
Property is subject to any condition or obligation to any governmental entity or other person or entity requiring the owner or any transferee thereof to donate land (except for incidental rights of way), money or other property or to make off-site public improvements.

          Assessments.    No  developer-related  charges  or  assessments by any
          -----------
public authority or any other person or entity for public improvements or otherwise made against the Real Property are unpaid (other than those set forth on the Financial Statements of the Memphis Operation or incurred since the date thereof in the ordinary course of business consistent with past practices), including without limitation those for construction of sewer lines, water lines, storm drainage systems, electric lines, natural gas lines, streets (including perimeter streets), roads and curbs, excluding homeowner association dues and per lot impact fees.

          Subdivision  Standards.   Except as set forth on Schedule 2.15(h), the
          ----------------------                           ----------------
Real Property and all lots included therein conform to the appropriate governmental authority's subdivision standards, and there is no material impediment to subdivision approval for the Undeveloped Real Property, such approval to allow development of the Undeveloped Real Property for construction and sale of single family homes at the density and materially in the manner in which title Seller currently anticipates building thereon.

          Moratoria.    There  is  no  moratorium  applicable to any of the Real
          ---------
Property, to the extent Seller plans further development thereof, on (i) the issuance of building permits for the construction of houses, or certificates of occupancy therefor, or (ii) the purchase of sewer or water taps to the extent the Seller plans or is required to rely on public water or sewer facilities.
          Construction  Conditions.    Except  as set forth on Schedule 2.15(j),
          ------------------------                             ----------------
each of the lots included in the Developed Real Property, developed real property included in the Land Contract Property and developed real property included in the Land Option Property is stable and otherwise suitable for the construction of a residential structure by customary means and without extraordinary site preparation measures.

          Certain  Prior Uses.  Except as set forth on Schedule 2.15(k), none of
          -------------------                          ----------------
the Real Property has a gravesite that will materially impede the development of residential homes and no permanent structures have been constructed on a fill or borrow area in a manner that materially adversely affects the Seller's intended use thereof or that does not comply with any applicable law in any material respect.

          Claims.   Except as set forth on Schedule 2.15(l), no action described
          ------                           ----------------
in  Section  2.08(b)  or  (c)  is  pending  or,  to the knowledge of the Seller,
    ----------------      ---
threatened  against the Seller with respect to any of the Real Property.  All of
   ----
the Real Property is in compliance with all applicable zoning and subdivision ordinances and none of the development-site preparation and construction work performed on the Real Property has concentrated or diverted surface water or percolating water improperly onto or from the Real Property in a manner that affects Seller's present or intended use thereof or the value of the Real Property.

          Third  Party  Rights.  Except as set forth on Schedule 2.15(m), Seller
          --------------------                          ----------------
has not granted to any person or entity any material contract or other right to the use of any portion of the Real Property or to the furnishing or use of any facility or amenity on or relating to the Real Property, other than sales contracts in the ordinary course of business.

          Zoning.    Except  as  set  forth on Schedule 2.15(n), all of the Real
          ------                               ----------------
Property is zoned to permit single-family home construction and occupancy thereon.

     Section.    Homeowner's  Associations.
     -------     -------------------------

          Schedule 2.16 sets forth a list of all homeowner associations in which
          -------------
the Seller has or has had declarant rights (the "Homeowner Associations") and all amounts owing between Seller and the Homeowner Associations

          Except  as  set  forth on Schedule 2.16, (i) all restrictive covenants
                                    -------------
and other documents used by Seller in connection with the creation and operation of the Homeowner Associations (A) in which Seller previously had declarant rights complied in all materials respects with applicable laws at the time the same were promulgated, and (B) in which Seller currently has declarant rights currently comply in all material respects with applicable laws, and (ii) all material disclosures and deliveries of information and documents required by applicable laws as to such Homeowner Associations and their creation and operation have been materially complied with.

          To the knowledge of the Seller, no other claims exist by a Homeowner Association against Seller, and each Homeowner Association has been operated, so long as Seller has participated therein, in accordance with applicable laws.

     Section.  Environmental Compliance.   Except as set forth in Schedule 2.17:
     -------   ------------------------                           -------------

          The Seller has at all times complied with all applicable Environmental Requirements in its development and construction of the Real Property. Further, to the knowledge of the Seller, no current or previous owner of any Real Property materially violated any Environmental Requirements;

          No Hazardous Material has ever been generated, manufactured, refined, used, transported, treated, stored, handled, disposed, transferred, produced, or processed at, to, or on any Real Property and no Hazardous Material has ever been incorporated into any Real Property;

          There are no existing or potential Environmental Claims relating to any Real Property, and the Seller has not received any notification, nor does it have any knowledge of, any alleged, actual, or potential responsibility for any disposal, release, or threatened release at any location of any Hazardous Material generated at or transported from any Real Property by or on behalf of the Seller;

          (i) No underground storage tank or other underground storage receptacle (or associated equipment or piping) for Hazardous Materials is currently located at or on any Real Property and there have been no releases of any Hazardous Materials from any such underground storage tank or related piping at any time prior to the Closing; and (ii) there have been no releases (i.e., any past or present releasing, spilling, leaking, pumping, pouring, emitting, emptying, discharging, injecting, escaping, leaching, disposing, or dumping) of Hazardous Materials at, on, to, or from any Real Property;

          There are no PCBs or friable asbestos located or contained at, on, or in any Real Property;

          No lien or other encumbrance has been imposed on any Real Property by any federal, state, local, or foreign governmental agency or authority due to either the presence of any Hazardous Material on, off, or in the Real Property or a violation of any Environmental Requirement;

          The Seller has not received any notices issued pursuant to the citizen's suit provision of any Environmental Requirement relating to any Real Property;

          The Seller has not received any request for information, notice, demand, letter, administrative inquiry, formal or informal complaint, or claim with respect to any Environmental Conditions or violation of any Environmental Requirement relating to any Real Property;

          There have been no environmental investigations, site assessments or audits, or soil or groundwater sampling conducted at any Real Property by the Seller, or, to the Seller's knowledge, by any other person.

          None of the Real Property on which the Seller intends to construct a residential dwelling is located within a "critical," "preservation," "conservation" or similar type of area which will materially affect the Seller's present development plans therefor. No wetlands exist which will restrict development of any of the Real Property as contemplated by the Seller nor render the cost of its development of any Real Property materially in excess of the Seller's budget therefor. No portion of the Real Property which the Seller has developed or intends to develop for residential lots and dwellings is situated within a "noise cone" such that the Federal Housing Administration will not approve mortgages due to the noise level classification of such real property. Any Real Property which cannot be developed in accordance with its official development plan and preliminary plot without materially increasing development costs above those contemplated by the Seller or materially delaying construction shall be listed on Schedule 2.17.
                       --------------

     Section.    Contracts.
     -------     ---------

          Schedule  2.18(a) lists the following contracts and leases (other than
          -----------------
those  described in Schedule 1.03,  Schedule 2.10, and Schedule 2.13), including
                    -------------   -------------      -------------
all amendments thereto, which pertain to the Memphis Operation and to which the Seller is a party (all the contracts, leases and amendments thereto listed on Schedules 1.03, 2.10, 2.13 and 2.18(a) are defined as the "Contracts")
  -------  ----   ----   ----       -------
including,  but  not  limited  to  all;
  -------

          Loans, lines of credit, letters of credit, security agreements, pledges, mortgages, hypothecations, loan agreements, guaranties, or other payment or collateral obligations;

          Agreements  of  guaranty  or  indemnification;

          Agreements, contracts, and commitments containing any covenant, condition, or promise limiting the right of the Seller to engage in any activity or compete with any person;

          Written employment agreements, contracts, policies, and commitments with or between the Seller and any of its employees, directors, or officers, including without limitation those relating to severance;

          Material  written  agreements  with  employees  as  a  group;

          Contracts with suppliers and vendors of parts, equipment, and other items used by the Seller in the ordinary course of business; and

          Joint  venture  or  partnership  agreements.

          All of the Contracts are valid and binding obligations of the Seller, are enforceable in accordance with their respective terms, are in full force and effect and, except as otherwise specified in Schedule 2.18(a), will continue in
                                              ----------------
full force and effect without the consent of any other party so that, after the Closing, the Purchaser will be entitled to the full benefits thereof. Except as set forth in Schedule 2.18(b), (i) none of the Contracts contain any provision
               ----------------
that  is  triggered  by  any of the transactions contemplated by this Agreement;
(ii) none of the Contracts contain a provision imposing a penalty if any of the amounts due thereunder are prepaid; (iii) there is not any existing default or, to the knowledge of the Seller, event which, after notice or lapse of time, or both, would constitute a default or result in a right to accelerate or loss of rights; (iv) to the knowledge of the Seller, none of the material suppliers, vendors or subcontractors used by Seller in connection with the Memphis Operation has, or intends to, terminate or change significantly its relationship with the Seller. Copies of the Contracts in written form have been delivered or will be delivered to the Purchaser prior to the Closing.

     Section.    Accounts  and  Notes  Receivable.   The Seller on or before the
     -------     --------------------------------
Closing will deliver to the Purchaser a list of Accounts Receivable with respect to the Memphis Operation owing to the Seller from its customers and all other parties as of the date of Closing with such to be set forth in Schedule 2.19.
                                                                  -------------
Such list shall include the amount of the obligation, date the obligation was created, date when the obligation is due, and any applicable penalties or discounts. The Seller has no knowledge of any facts or circumstances which will interfere with the collection of Accounts Receivable in accordance with their terms.

     Section.    Licenses  and  Permits.    The Seller possesses all franchises,
     -------     ----------------------
licenses, permits, certificates, approvals, consents, clearances, notifications, registrations, and other authorizations necessary to conduct the Memphis Operation as now conducted (the "Permits"). Except as provided in Schedule
                                                                        --------
2.20, all such Permits are freely transferable and will continue in full force and effect without the consent of any other party so that, after the Closing, the Purchaser will be entitled to the full benefits of any Permits.

     Section.    Intellectual  Property.
     -------     ----------------------

          Except  as  set  forth  in Schedule 2.21, Seller owns or possesses all
                                     -------------
corporate names, trade names, trademarks, service marks, mailing lists, copyrights, works of art, trade secrets, computer programs, know-how, proprietary processes and formulae, technology and all other proprietary technical information, whether patentable or unpatentable, and all applications and registrations of the foregoing (collectively, "Intellectual Property"), necessary to conduct the business of the Memphis Operation as presently operated. Schedule 2.21 also contains a list and brief description of all such
            -------------
Intellectual Property in written form used in the Memphis Operation which has been registered with any state trademark office, with the U.S. Patent and Trademark Office or with the U.S. Copyright Office, including computer programs having a cost to Seller in excess of One Thousand Dollars ($1,000.00) per copy. Except as set forth in Schedule 2.21, each copyright claimed to be owned by
                            -------------
Seller relating to a work of art used in the Memphis Operation created prior to January 1, 1978 has been properly registered by Seller claiming ownership with the U.S. Copyright Office. Except as set forth in Schedule 2.21, Seller is not
                                                    -------------
infringing upon or otherwise acting adversely to, or engaging in the unauthorized use or misappropriation of, any Intellectual Property, rights of publicity, or rights of privacy which are owned by any other person or entity, and there is no claim or action by any such person or entity pending or threatened with respect thereto.

          Notwithstanding the above, the Heartland Group (i) has taken and will continue to take any and all reasonably necessary actions to diligently defend the rights to continue the present and future unrestricted use and registrations of the Heartland Homes trademark (the "Mark") in connection with U.S. Trademark Cancellation Proceedings Nos. 21,840 and 21,841 (the "Proceedings"); and (ii) will seek and receive the written approval of the Purchaser prior to agreeing to any settlement respecting the Proceedings if such settlement restricts or impedes the rights of the Purchaser to the use of the Mark as provided in the License Agreement (as defined herein).

     Section.    Labor Relations: Employees.   As of August 31, 1997, the Seller
     -------     --------------------------
employed a total of employees in connection with the Memphis Operation. As of the Closing Date, except as set forth in Schedule 2.22:
                                                 --------------

          The Seller has paid in full or accrued to all of its employees all wages, salaries, commissions, bonuses, fringe benefit payments, and all other direct and indirect compensation of any kind for all services performed by them and each of them to the date hereof;
          The Seller is in compliance with (i) all federal, state, and local laws, ordinances, and regulations dealing with employment and employment practices of any kind, and (ii) all wages and hours requirements and regulations;

          There is no unfair labor practice, safety, health, discrimination, or wage claim, charge, complaint, or suit pending or threatened against or involving the Seller before the National Labor Relations Board, Occupational Safety and Health Administration, Equal Employment Opportunity Commission, Department of Labor, or any other federal, state, or local agency;

          There is no labor dispute, strike, work stoppage, interference with production, or slowdown in progress, threatened against, or involving the Seller;

          There is no question of representation under the National Labor Relations Act, as amended, or any state equivalent thereof, pending with respect to the employees of the Seller;

          There is no grievance pending or threatened which might have a material adverse effect on the Seller or on the conduct of the Memphis Operation;

          There exists no collective bargaining agreement to which the Seller is a party, and there is no collective bargaining agreement currently being negotiated, subject to negotiation, or renegotiation by the Seller; and

          There is no dispute, claim, or proceeding pending with or threatened by the Immigration and Naturalization Service with respect to the Seller.

     Section.    Employee  Benefit  Plans.
     -------     ------------------------

          Schedule 2.23, attached hereto and made a part hereof, contains a list
          -------------
of each (i) employee welfare benefit plan (as defined in Section 3(1) of ERISA (hereinafter referred to as "Employee Welfare Benefit Plan") and (ii) employee pension benefit plan (as defined in Section 3(2) of ERISA) (hereinafter referred to as "Employee Pension Benefit Plan"), (a) which was maintained or administered by the Seller immediately prior to the Closing, (b) to which the Seller contributed to, or was legally obligated to contribute to immediately prior to the Closing, or (c) under which the Seller had any liability immediately prior to Closing, with respect to its current or former employees or independent contractors. Solely for purposes of this Section 2.23, the Employee Welfare
                                              ------------
Benefit Plans and Employee Pension Benefit Plans are collectively referred to as "Employee Benefit Plans" and individually referred to as an "Employee Benefit Plan".

          The Seller on or before the Closing will provide the Purchaser with true and correct copies of (i) all Employee Benefit Plans listed on Schedule
                                                                        --------
2.23,  including  all  amendments  thereto,  (ii)  the  most recent summary plan
   -
description  for  each  Employee Benefit Plan, and (iii) the most recently filed
   -
IRS  Form  5500  for  each  Employee  Benefit  Plan.

          Each of the Employee Benefit Plans is in compliance in all material respects with the applicable provisions of ERISA and those provisions of the Code applicable to the Employee Benefit Plans, and each Employee Benefit Plan intended to be qualified under section 401(a) of the Code is so qualified. None of the Employee Benefit Plans is subject to Title IV of ERISA or to section 412 of the Code. All contributions to, and payments from, the Employee Benefit Plans which may have been required to be made in accordance with the Employee Benefit Plans or the Code have been timely made. Each of the Employee Benefit Plans has been administered at all times in all material respects in accordance with its terms. There are no pending investigations by any governmental agency involving the Employee benefit Plans except with respect to this transaction, no termination proceedings involving the Employee Benefit Plans, and no threatened or pending claims (except for claims for benefits payable in the normal operation of the Employee Benefit Plans), suits, or proceedings against any Employee Benefit Plan or assertion of any rights or claims to benefits under any Employee Benefit Plan.

          No Employee Benefit Plan fiduciary has engaged in a "prohibited transaction" (as that term is defined in section 4975 of the Code or section 406 of ERISA) which could subject any Employee Benefit Plan to the tax or penalty on prohibited transactions imposed by section 4975 or the sanctions imposed under Title I of ERISA.

          The Seller is not obligated to contribute to any multi-employer plan (as defined in ERISA Section 3(37).

          The Seller has complied with the requirements of the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (hereinafter referred to as ("COBRA")) and the rules and regulations thereunder. Seller shall be solely responsible and liable for providing any and all benefits to employees or others (or their covered dependents) of Seller required under COBRA arising from any qualifying event as defined under Code Section 4980B(f)(3) and ERISA Section 603 occurring on or before Closing.

     Section.    Warranty Liability.   Except as set forth in Schedule 2.24, the
     -------     ------------------                           -------------
Seller has not (a) incurred any costs in regard to any Warranty Liability at any time (b) the Seller has not been notified, in writing or orally, of any pending or potential Warranty Liability which has arisen or may arise in the future, (c) nor does Seller have reason to anticipate any pending or potential Warranty Liability.

     Section.    No  Changes.    Except as set forth in Schedule 2.25, since the
     -------     -----------                           --------------
date of the August 31, 1997 Financial Statements of the Memphis Operation, the Seller has not (a) incurred any liability or obligation of any nature (whether accrued, absolute, contingent or otherwise) with respect to the Memphis Operation except in the ordinary course of business consistent with historic practice, (b) incurred any indebtedness for borrowed money or entered into any commitment to borrow money or guarantee, assumption, endorsement of, or other assumption of any liability that is secured by the Acquired Assets except in the ordinary course of business in connection with the Memphis Operation; (c) sold, transferred or otherwise disposed of any of the Acquired Assets, without the written consent of the Purchaser, other than sales in the ordinary course of business; (d) declared or made any distributions to its partners in respect of their partnership interests; (e) made any bonus or profit sharing distribution of any kind; (f) entered into any transaction with respect to the Memphis Operation except in the ordinary course of business consistent with past practice; (g) made any illegal payments to any Person; or (h) made any changes to its governing documents. The current Net Assets of the Memphis Operation is a positive number; the Memphis Operation is not operating with a Net Asset deficit.

     Section.    Letters of Intent and Sale Discussions.   Except for the Letter
     -------     --------------------------------------
of Intent by and among Crossmann, dated August 7, 1997, the Seller has not entered into any binding letter of intent nor other agreement pursuant to which the Seller has agreed to merge or consolidate the Memphis Operations of Seller with any other Person, sell or exchange any of the stock of the Seller, or sell, transfer, or assign any asset of the Seller, except for sales of residential homes made in the ordinary course of business.

     Section.    Due  Diligence.      With  respect  to  all representations and
     -------     --------------
warranties  which  are qualified "to the knowledge of the Seller", "known to the
     ---
Seller", or words of similar import, the Seller has made reasonable investigation of the subject matter of the representation of warranty and, where appropriate, conferred with appropriate Personnel and/or examined appropriate documents.

     Section.    Disclosure.      This  Agreement and the Exhibits and Schedules
     -------     ----------
attached hereto do not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements contained herein not misleading.

     Section.   Survival.   All representations and warranties contained in this
     -------    --------
Agreement,  except those in Section 2.17, shall survive the execution, delivery,
                            ------------
and performance hereof for a period of eighteen months after the Closing Date; provided, however, that the representations contained in Section 2.17 relating
 -------   -------                                         ------------
to environmental matters and the obligation to indemnify with respect to a breach thereof shall survive for so long as any environmental regulatory authority shall have the power to make any claim, assessment or reassessment with respect thereto.

                                     ARTICLE

                 REPRESENTATIONS AND WARRANTIES OF THE PURCHASER


     As a material inducement to the Seller to enter into this Agreement and to consummate the transactions contemplated by this Agreement, the Company and Crossmann represent and warrant to the Seller that:

     Section.    Authority: Consent.   Each of the Company and Crossmann has the
     -------     ------------------
full capacity, right, power, and authority to enter into, execute, and deliver this Agreement, to consummate the transactions contemplated by this Agreement, to comply with and fulfill the terms and conditions of this Agreement, and to purchase the Acquired Assets and assume the Assumed Liabilities from the Seller. The execution and delivery of this Agreement by the Company and Crossmann and the consummation by the Company and Crossmann of the transactions contemplated herein have been duly and validly authorized by all necessary actions on the part of the boards of directors of the Company and Crossmann. This Agreement constitutes a valid and binding obligation of the Company and Crossmann, enforceable against each of them in accordance with its terms and conditions, subject as to enforcement to applicable bankruptcy, insolvency, reorganization, and other similar laws of general applicability relating to or affecting creditors rights generally. No further action is necessary by the Company or Crossmann to make this Agreement valid and binding upon the Company and Crossmann and enforceable against the Company and Crossmann in accordance with the terms hereof or to carry out the transactions contemplated hereby. Neither the execution and delivery of this Agreement, nor the consummation of the transactions contemplated hereby, nor compliance by the Company and Crossmann with any of the provisions of this Agreement will:

          Conflict with, violate, result in a breach of, constitute a default under (or an event which, with notice or lapse of time or both, would constitute a default), or give rise to any right of termination, cancellation, or acceleration under any of the terms, conditions or provisions of any note, lien, bond, mortgage, indenture, license, lease, contract, commitment, agreement, understanding, arrangement, restriction, or other instrument or obligation to which either the Company or Crossmann is a party or by which the Company, Crossmann or any of their respective properties or assets may be bound;

          Violate any law, rule, or regulation of any government or governmental agency or body, or any judgment, order, writ, injunction, or decree of any court, administrative agency, or governmental agency or body applicable to the Company, Crossmann or any of their respective properties, assets, outstanding shares or other securities; or

          Constitute an event which, with or without notice, lapse of time, or action by a third party, could result in the creation of any lien, charge, or encumbrance upon any of the assets or properties of the Company or Crossmann, or cause the maturity of any liability, obligation, or debt of the Company or Crossmann to be accelerated or increased.

     Section.  Consents and Approvals.   Except as set out in Schedule 3.02, the
     -------   ----------------------                         -------------
execution and delivery of this Agreement by the Company and Crossmann and the consummation by the Company and Crossmann of the transactions contemplated hereby will not require any notice to, or consent, authorization, or approval from any court or governmental authority or any other third party. Any and all notices, consents, authorizations, and approvals set forth in Schedule 3.02 have
                                                              -------------
been  made  and  obtained.

     Section.    Corporate  Organization.      Company  is  a  corporation, duly
     -------     -----------------------
organized, validly existing, and in good standing under the laws of the State of
     ---
Indiana. Company is a wholly-owned subsidiary of Crossmann. Crossmann is a corporation incorporated and validly existing under the laws of the State of Indiana, for which the most recent required annual report under Indiana Business Corporation Law has been filed with the Indiana Secretary of State, and no Articles of Dissolution appear as filed with the Indiana Secretary of State's records. Prior to the Closing, the Company will deliver to the Seller (a) a true and complete copy of the Articles of Incorporation, including all amendments thereto, of the Company, (b) a Certificate of Existence (or similar document) of the Company issued by the Secretary of State for the State of Indiana, and (c) a copy of the By-laws, including all amendments thereto, of the Company certified as true and complete and presently in effect by the Secretary of the Company.

                                     ARTICLE

                                 INDEMNIFICATION


     Section.    Indemnification  by Heartland Group.   The members of Heartland
     -------     -----------------------------------
Group, jointly and severally, shall indemnify and hold harmless the Company, and its respective successors, shareholders, officers, directors, affiliates, and agents from and against any and all damages, losses, obligations, demands, liabilities, claims, encumbrances, penalties, costs, and expenses, including reasonable attorneys' fees (and costs and reasonable attorneys' fees in respect of any suit to enforce this provision if the Company prevails in such suit) (each an "Indemnity Loss"), arising from or relating to (a) any misrepresentation in or any breach of any representation or warranty by the Seller, or any breach or failure of the Seller to perform any covenant or obligation of the Seller contained in this Agreement or any related agreement, instrument, document, exhibit, schedule or certificate furnished or required to be furnished by the Seller pursuant to this Agreement, or any nonfulfillment of any of the covenants or agreements of the Seller contained in this Agreement,
(b) any liability, obligation, or commitment of any nature (absolute, accrued, contingent, or other) of the Seller which is not an Assumed Liability expressly assumed by the Purchaser pursuant to this Agreement; and (c) any and all actions, suits, investigations, proceedings, demands, assessments, audits, and judgments arising out of any of the foregoing.

     The Seller agrees to indemnify and hold harmless the Purchaser for any and all Warranty Liabilities in excess of the Warranty Cap. Purchaser will notify Seller, in writing, of any pending Warranty Liability; provided, however, that
                                                         --------  -------
Purchaser shall not be required to notify Seller of any Warranty Liability which Purchaser, in good faith, estimates can be resolved for Five Thousand Dollars ($5,000) or less. The Seller shall have ten (10) business days to notify the Purchaser, in writing, that the Seller will assume full responsibility for the payment and resolution of such Warranty Liability. Failure of the Seller to respond in the ten-day period shall be deemed a waiver by the Seller of its right to assume responsibility for the Warranty Liability. Upon notification to the Purchaser by the Seller that the Seller intends to assume responsibility for any Warranty Liability, that Warranty Liability shall remain the full responsibility of Seller until the problem giving rise to the Warranty Liability has been resolved. Any costs or expenses incurred by the Seller in resolving the problem giving rise to the Warranty Liability shall be added to the Warranty Cap. Notwithstanding the foregoing, Purchaser and Seller agree that Purchaser may take any actions during the ten day (10) period as may be reasonably necessary to mitigate or prevent the occurrence of any additional costs associated with a Warranty Liability; Seller shall remain responsible for such mitigation expenses.

     Section.  Indemnification by the Purchaser.   The Purchaser shall indemnify
     -------   --------------------------------
and hold harmless the Seller and its successors and their respective shareholders, officers, directors, and agents from and against any and all Indemnity Losses resulting from or relating to (a) any misrepresentation in or any breach of any representation or warranty, or any breach or failure of the Purchaser to perform any covenant or obligation of the Purchaser contained in this Agreement or any related agreement, instrument, document, exhibit, schedule or certificate furnished or required to be furnished by the Purchaser pursuant to this Agreement or in connection with the transactions contemplated by this Agreement, or any nonfulfillment of any of the covenants or agreements of the Purchaser contained in this Agreement, (b) any Assumed Liability, and (c) any and all suits, actions, investigations, proceedings, demands, assessments, audits, and judgments arising out of any of the foregoing.

     Section.   Notice.   If an indemnified party (the "Claimant") believes that
     -------    ------
it has suffered or incurred any Indemnity Loss, it shall so notify the party which the Claimant believes has an obligation to indemnify (the "Indemnifying Party") promptly in writing describing such loss or expense, the amount thereof, if known, and the method of computation of such loss or expense, all with reasonable particularity (the "Indemnification Notice"). If any action at law, suit in equity, or administrative action is instituted by or against a third party with respect to which the Claimant intends to claim any liability or expense as an Indemnity Loss under this Article IV, it shall promptly notify the
                                        ----------
Indemnifying Party in writing of such action or suit describing such loss or expenses, the amount thereof, if known, and the method of computation of such loss or expense, all with reasonable particularity (the "Litigation Notice") in lieu of an Indemnification Notice. To the extent failure to promptly notify the Indemnifying Party of such action or suit can reasonably be deemed to increase the liability or expense to the Claimant, the Indemnifying Party shall not be obligated to reimburse claimant for the amount of the increase in liability or expense.

     Section.    Arbitration.
     -------     -----------

          If the Indemnifying Party does not agree that the Claimant is entitled to full reimbursement for the amount specified in the Indemnification Notice or Litigation Notice, as the case may be, the Indemnifying Party shall notify the Claimant (the "Disagreement Notice") within twenty (20) days of its receipt of the Indemnification Notice or Litigation Notice, as the case may be. Failure to deliver a Disagreement Notice in a timely manner shall be considered an express acknowledgment by the Indemnifying Party of its obligation to indemnify and hold harmless the Claimant with respect to the Indemnity Loss set forth in the Indemnification Notice or the Litigation Notice, as the case may be. At any time after delivery of the Disagreement Notice, either the Claimant or the Indemnifying Party may notify the other that the determination as to whether and in what amount the Claimant is entitled to indemnification from the Indemnifying Party shall then be made by an arbitration tribunal (the "Arbitration Notice"). The arbitration tribunal shall consist of three arbitrators, one to be selected by the Claimant, one to be selected by the Indemnifying Party, and the third arbitrator to be selected by the other two arbitrators. The arbitrators shall each be independent of the parties and reasonably experienced in conducting arbitration proceedings relating to similar matters and all arbitrators shall be selected within thirty (30) days of the delivery of the Arbitration Notice. An arbitration hearing shall then be held within thirty (30) days of the selection of the third arbitrator, and the arbitration tribunal shall render its determination as to whether and in what amount the Claimant is entitled to indemnification within thirty (30) days of such hearing. All procedures with respect to the arbitration proceeding provided for in this Section 4.04(a) shall
                                                           ---------------
be in accordance with the rules of the American Arbitration Association, except as otherwise specifically set forth in this Agreement.

          Each party shall be responsible for its own costs and expenses incurred in conducting the arbitration proceeding provided for in Section 4.04
                                                                    ------------
(a),  including  attorneys'  fees.
 --

          The parties hereby irrevocably consent to be bound by the decision of the arbitration tribunal with respect to indemnification determinations.

     Section.    Defense  of  Claims.   The Indemnifying Party shall have twenty
     -------     -------------------
(20) Business Days after receipt of the Litigation Notice to notify the Claimant that it acknowledges its obligation to indemnify and hold harmless the Claimant with respect to the Indemnity Loss set forth in the Litigation Notice and that it elects to conduct and control any legal or administrative action or suit with respect to an indemnifiable claim (the "Election Notice"). If the Indemnifying Party gives a Disagreement Notice or does not give the foregoing Election
Notice, the Claimant shall have the right to defend, contest, settle, or compromise such action or suit in the exercise of its exclusive discretion; provided, however, that the right of Claimant to indemnification hereunder shall not be conclusively established hereby. If the Indemnifying Party gives the foregoing Election Notice, the Indemnifying Party shall have the right to undertake, conduct, and control, through counsel of its own choosing and at its sole expense, the conduct and settlement of such action or suit, and the Claimant shall cooperate with the Indemnifying Party in connection therewith; provided, however, that (a) the Indemnifying Party shall not thereby consent to the imposition of any injunction against the Claimant without the written consent of the Claimant; (b) the Indemnifying Party shall permit the Claimant to participate in such conduct or settlement through counsel chosen by the Claimant, but the fees and expenses of such counsel shall be borne by the Claimant except as provided in clause (c) below; and (c) upon a final determination of such action or suit, the Indemnifying Party shall promptly reimburse the Claimant, to the extent required under this Article IV, for the
                                                             ----------
full  amount  of  any  Indemnity  Loss  incurred by the Claimant except fees and expenses  of  counsel  that  the  Claimant  incurred after the assumption of the conduct and control of such action or suit by the Indemnifying Party in good faith; (d) the Claimant shall have the right to pay or settle any such action or suit, provided that in such event the Claimant shall waive any right to indemnity therefor by the Indemnifying Party and no amount in respect thereof shall be claimed as an Indemnity Loss under this Article IV. In the event of a
                                                  ----------
settlement  under  this  Section  4.05(d), the Claimant shall also reimburse the
                         ----------------
Indemnifying Party for fees and costs incurred by the Indemnifying Party prior to the settlement.

     Section.  Computation of Indemnity Losses.   The amount of Indemnity Losses
     -------   -------------------------------
hereunder shall be computed after giving effect to the receipt of any and all insurance proceeds with respect thereto.

     Section.    Payment  of  Losses.    The Indemnifying Party shall pay to the
     -------     -------------------
Claimant in cash the amount to which the Claimant may become entitled by reason of the provisions of this Article IV, such payment to be made within fifteen
(15) Business Days after such amount is finally determined either by mutual agreement of the parties or pursuant to the arbitration proceeding described in
Section 4.04 of this Agreement or, in the case of an Indemnity Loss described in
------------
a Litigation Notice, the date on which both such amount and Claimant's obligation to pay such amount have been determined by a final judgment of the trial court or administrative body having jurisdiction over such proceeding.

     Section.  Survival.   Notwithstanding the foregoing, the Indemnifying Party
     -------   --------
shall have no liability with respect to any Indemnity Loss Notice which is not received by the Indemnifying Party pursuant to Section 4.03 hereof on or before
                                                ------------
the second anniversary of the Closing Date; provided, however, that the Indemnifying Party shall remain liable for any Indemnity Loss arising from a breach of any representation contained in Section 2.17 relating to environmental
                                          ------------
matters and the obligation to indemnify with respect to a breach thereof (an "Environmental Obligation") shall survive for so long as any environmental regulatory authority shall have the power to make any claim, assessment or reassessment with respect thereto but provided further that the Indemnifying
Party shall have no obligation with respect to an Environmental Obligation relating to any specific property after the date five years from the date on which the Seller has delivered to Purchaser and the Purchaser has accepted in writing from the Seller a reasonably acceptable "Phase I" environmental site assessment relating to that property (a "Phase I"). The scope and performance of each Phase I shall meet or exceed ASTM Standard Practice E1527-94, Standard Practice for Environmental Site Assessment Process. Each Phase I shall be addressed to Purchaser or accompanied by a reliance letter addressed to the Purchaser and shall be prepared by a consulting firm acceptable to Purchaser.
The cost and expense of obtaining such Phase I shall be borne solely by the Seller. In the event Seller elects to obtain an insurance policy or insurance policies to insure itself against any Environmental Obligation, Seller shall name Crossmann and the Company as additional payees.

     Section.    Other  Limitations.      Notwithstanding  the foregoing, (i) an
     -------     ------------------
Indemnifying  Party  shall  only  be  liable  to  a  Claimant  to the extent the
     -
aggregate  amount  of  Indemnity  Losses  exceeds $20,000; and (ii) the Seller's
     -
liability shall be limited to the Purchase Price (including cash, the amount of the Assumed Liabilities and any portion of the Escrowed Amount released to the Purchaser).

                                     ARTICLE

                CONDITIONS PRECEDENT TO OBLIGATIONS OF THE SELLER


     The obligations of the Seller to sell and transfer Acquired Assets hereunder on the Closing Date are subject to the fulfillment, at or before the Closing, of the following conditions, any one or more of which may be waived in writing by the Seller in its sole discretion:

     Section.   Performance of the Obligations of the Purchaser.   The Purchaser
     -------    -----------------------------------------------
shall have performed in all material respects all obligations under this Agreement on or before the Closing Date, the representations and warranties of the Purchaser set forth in Article III shall remain true, correct, and complete in all material respects as of the Closing Date, and the Seller shall have received a certificate from the Purchaser to that effect dated the Closing Date and signed by the President or any other duly authorized officer of the Purchaser.

     Section.    Consents  and  Approvals.      All  permits, consents, waivers,
     -------     ------------------------
authorizations, and approvals of any governmental or regulatory authority, state
     --
or Federal, and of any other Person that may be reasonably required in connection with the execution of this Agreement or the effectuation of the transactions contemplated herein shall have been duly obtained and shall be in full force and effect on the Closing Date.
     Section.   No Violation of Orders.   No preliminary or permanent injunction
     -------    ----------------------
or other order issued by any court or governmental or regulatory authority, domestic or foreign, that declares this Agreement invalid or unenforceable in any respect or prevents the consummation of the transactions contemplated hereby shall be in effect, and no proceeding relating to any order shall have commenced.

                                     ARTICLE

              CONDITIONS PRECEDENT TO OBLIGATIONS OF THE PURCHASER


     The obligations of the Purchaser to purchase, acquire, and accept the Acquired Assets, and to assume the Assumed Liabilities on the Closing Date are subject to the fulfillment, at or before the Closing, of the following conditions, any one or more of which the Purchaser may, in its sole discretion, waive in writing.

     Section.   Performance of the Obligations of the Seller.   The Seller shall
     -------    --------------------------------------------
have performed in all material respects all obligations under this Agreement on or before the Closing Date, the representations and warranties of the Seller set forth in Article II shall remain true, correct, and complete in all material
             ----------
respects as of the Closing Date, and the Purchaser shall have received a certificate from the Seller to that effect dated the Closing Date and signed by the President or any other duly authorized officer of the Seller.

     Section.    Completion  of  Due  Diligence.      The Purchaser, in its sole
     -------     ------------------------------
discretion,  shall  be satisfied with the results of its due diligence regarding
     --
the Acquired Assets, the Assumed Liabilities, and the Memphis Operation, including, but not limited to, the information set forth on the Schedules to this Agreement.

     Section.    Consents and Approvals.   All Permits and Licenses necessary to
     -------     ----------------------
conduct the Memphis Operation, including any necessary transfer thereof, and all consents, waivers, authorizations, and approvals of any governmental or regulatory authority, state or Federal, and of any other Person, that may be reasonably required in connection with the execution of this Agreement or the effectuation of the transactions contemplated herein, shall have been duly obtained and shall be in full force and effect on the Closing Date. Each party (other than the Seller) to any of the Contracts specified in Schedule 2.18(a),
                                                               ----------------
Schedule  1.03,  Schedule 2.10, or Schedule 2.13 shall have provided its written
 -------------   -------------     -------------
consent to the assignment of the Contract to the Purchaser as provided herein, to the extent such consent is required.

     Section.   No Violation of Orders.   No preliminary or permanent injunction
     -------    ----------------------
or other order issued by any court or governmental or regulatory authority, domestic or foreign, that declares this Agreement invalid or unenforceable in any respect or prevents the consummation of the transactions contemplated hereby, or which materially and adversely affects the Acquired Assets, the Memphis Operation or the financial condition of the Seller shall be in effect, and no proceeding relating to any order shall have commenced.

     Section.    Title  Insurance.      Prior  to the Closing, Seller shall have
     -------     ----------------
furnished  the  Purchaser, a commitment for an owner's policy of title insurance
     -
satisfactory to the Purchaser in its sole and absolute discretion, issued by a nationally reputable title insurance company (the "Title Company"), and containing the agreement of the Title Company to insure fee simple title to the Real Property (except for the Leased Real Property, the Land Contract Property, and the Option Real Property) in the name of the Purchaser upon delivery of a general warranty deed from the Seller to the Purchaser. The cost of obtaining such title insurance shall be borne equally by the Purchaser and the Seller.

     Section.    Survey.      Prior  to the Closing, the Seller, at the Seller's
     -------     ------
expense, shall have furnished to the Purchaser a boundary survey of the Real Property, except for the Undeveloped Real Property and the Leased Real Property, satisfactory to the Purchaser in its sole and absolute discretion.

     Section.  Indemnification and Reimbursement Agreement.   The Purchaser, the
     -------   -------------------------------------------
Seller, certain members of Holding owning five (5) percent or more of the outstanding units of ownership of Holding as of August 31, 1997 and certain owners and officers of such members shall have entered into an indemnification and reimbursement agreement in the form of Exhibit 6.07 attached hereto and
                                                ------------
incorporated herein by this reference (the "Indemnification and Reimbursement Agreement").

     Section.    Noncompetition  Agreement  with  Seller.     The Seller, Homes,
     -------     ---------------------------------------
Holding, certain members of Holding as of August 31, 1997 and certain owners and
     -
officers of such members who are presently engaged in any business, enterprise, endeavor or activity which is substantially similar to the business or activities conducted by the Purchaser or any of its subsidiaries or affiliates shall have entered into a confidentiality and noncompetition agreement with the Purchaser in the form of Exhibit 6.08 attached hereto and incorporated herein by
                         ------------
this  reference  (the  "Heartland  Affiliates  Noncompete  Agreement").

     Section.   License Agreement.   The Heartland Group shall have entered into
     -------    -----------------
a license agreement granting the Purchaser certain irrevocable rights to use the "Heartland Homes" trade name, the form of which is attached hereto as Exhibit
                                                                         -------
6.10  and  incorporated  herein  by  this  reference  (the "License Agreement").
 ---

                                     ARTICLE

                                   TERMINATION


     Section.  Termination; Failure to Close.   The Purchaser may terminate this
     -------   -----------------------------
Agreement by giving written notice to the Seller at any time prior to the Closing if the Purchaser is not satisfied, in its sole and absolute discretion, with the condition of any of the Acquired Assets, the amount of any of the Assumed Liabilities, or with the continuing operations of the Memphis Operation. Notwithstanding anything contained in the preceding sentence to the contrary, this Agreement and the transactions contemplated herein may be terminated at any time on or before the Closing (i) by unanimous agreement of the parties or (ii) by one party giving written notice to the other party on or before Closing in the event of fraud in the inducement relating to the transactions contemplated in this Agreement by the party receiving notice of termination.

     Section.   Effect of Termination.   In the event of termination pursuant to
     -------    ---------------------
Section 7.01, this Agreement shall terminate and have no further effect, with no
------------
liability on any party hereto, other than liability arising out of a breach by that party of any representation, warranty, covenant, or agreement contained
herein.          ARTICLE          ARTICLE



                        CLOSING AND POST-CLOSING MATTERS

     Section.    Closing  Date.      The closing of the purchase and sale of the
     -------     -------------
Purchased Assets (the "Closing") shall take place at 10:00 a.m. Indianapolis time, on September 30, 1997 at the offices of Ray Beliles in Memphis, Tennessee.

     Section.    Deliveries  by  the  Seller.   At the Closing, the Seller shall
     -------     ---------------------------
deliver or cause to be delivered to the Purchaser the following duly executed documents and other items in form satisfactory to the Purchaser:

          The  certification  required  in  Section  6.01;
                                            -------------

          All assignments and such other instruments of sale, transfer, conveyance and assignment of the Acquired Assets as the Purchaser may reasonably request, including, but not limited to, all third party consents that may be necessary to assign any of the Acquired Assets to the Purchaser;

          A Certificate of Good Standing of each member of the Heartland Group issued by the Secretary of State for the State of Oklahoma, dated as of the most recent practicable date prior to the Closing;

          Results of searches dated within ten (10) days of the Closing disclosing any judgments, tax liens, Uniform Commercial Code financing statements, or any other Liens filed or indexed against any of the Acquired Assets;

          All Permits necessary to conduct the Memphis Operation, transferred to the Purchaser as required and permitted by law;

          The  Indemnification  and  Reimbursement  Agreement  provided  for  in
Section  6.07.
      -------

          The  Heartland Affiliates Noncompete Agreement provided for in Section
                                                                         -------
6.08.
-----

          The  License  Agreement  provided  for  in  Section  6.09.
                                                      --------------

          All documents necessary to perfect title to or interest in any of the Acquired Assets, including, but not limited to, a warranty deed, where applicable, and any other document necessary to convey good and marketable title to the Real Property;

          A certificate of the Seller acknowledging (or waiving) delivery by the Purchaser of the items set forth in Section 8.03. The failure of the Seller to
                                     -------------
deliver this certificate will not in and of itself constitute a breach of this Agreement if the certificate was not delivered because of Purchaser's failure to deliver the items set forth in Section 8.03; and
                                     -------------

     Section.    Deliveries  by Purchaser.   At the Closing, the Purchaser shall
     -------     ------------------------
deliver or cause to be delivered to the Seller (or, with respect to item (c), to the escrow agent) the following duly executed documents and other items in form satisfactory to the Seller:

          The  certification  required  in  Section  5.01;
                                            -------------
          The  sum  of  Four  Hundred  Fifty  Thousand  Dollars  ($450,000.00);

          an amount equal to the Net Assets of the Memphis Operations as of August 31, 1997;

          An assumption of the Assumed Liabilities and such other instruments of assumption as the Seller reasonably may request; and

          A certificate of the Purchaser acknowledging (or waiving) delivery by the Seller of the items set forth in Section 8.02. The failure of the Purchaser
                                     ------------
to deliver this certificate will not in and of itself constitute a breach of this Agreement if the certificate was not delivered because of Seller's failure to deliver the items set forth in Section 8.02.
                                         -------------

     Section.    Defense  of  Heartland  Marks.      After the Closing Date, the
     -------     -----------------------------
Heartland  Group  will  (i)  take all actions reasonably necessary to diligently
     --
defend the rights to the continued unrestricted use and registration of the Marks in the Proceedings and (ii) comply in all respects with the terms of the License Agreement.

     Section.    Confidentiality.    The Seller shall not directly or indirectly
     -------     ---------------
use, for its or his own benefit or otherwise, or disclose to any other Person, any information relating to the Acquired Assets, the Memphis Operation, or the terms and conditions of this Agreement, except to the extent that such information (i) was in the public domain at the time of the Closing; (ii) entered into the public domain after the Closing through no fault of the Seller;
(iii) is required to be disclosed by law or order of a court or governmental body; or (iv) as is necessary in connection with Tax matters or the ordinary conduct of the Memphis Operation.

     Section.    Employment  of  Seller  Employees.      After  the Closing, the
     -------     ---------------------------------
Purchaser  shall use its best efforts to hire all persons employed by the Seller
     ---
as of the Closing Date (the "Seller Employees"). Offers of employment shall be on terms and conditions (including salary) set by the Purchaser and typical of those governing the employment of other employees of Crossman and its subsidiaries in like positions.

     Section.    Contractor's  License;  Subcontractor  Agreement.     After the
     -------     ------------------------------------------------
Closing Date, the Purchaser shall act promptly to file such documentation as may
     -
be necessary to transfer the existing HHLP Contractor's License to the Company, or to otherwise obtain a Contractor's License for the Company if such transfer is not possible. Until the Company is able to consummate the transfer or otherwise obtain a Contractor's License HHLP shall not affirmatively terminate its authorization to do business in Tennessee or Mississippi or otherwise take any action which would result in such termination. HHLP hereby engages and authorizes the Company to act as its agent in Tennessee and Mississippi, with the power to take any and all actions as may be necessary to carry on a homebuilding business. The Company's power to act as HHLP's agent in Tennessee and Mississippi, respectively, shall terminate on the date on which the Company effectively obtains a Contractor's License in that state. With respect to any home on which construction is continued, completed or commenced after the Closing Date and the date on which the Company obtains the Contractor's Licenses in Tennessee and Mississippi, HHLP hereby engages the Company to act as its subcontractor and authorizes the Company to take any and all action which may be necessary to successfully complete such construction. The Company shall be entitled to all proceeds received in connection with such construction and with the post-closing operation of the homebuilding business in Tennessee and Mississippi. The Company agrees to indemnify, hold harmless and reimburse HHLP for any and all liquidated and other damages, including attorneys' fees, that may be assessed against or incurred by HHLP as a result of the Company's performance of the subcontractor services. The Company shall be responsible for any and all warranty claims associated with the subcontracted construction.

                                     ARTICLE

                             CONDITION TO EXECUTION


     Section.    Condition to Execution.   The execution of this Agreement shall
     -------     ----------------------
be conditioned on the simultaneous execution and delivery by the parties thereto of a certain Executive Employment Agreement by and among Mark Livingston and Purchaser attached hereto as Exhibit 9.01, provided however that Livingston will
                             ------------
remain an employee of Heartland Homes and Heartland Homes will remain obligated to pay Livingston his appropriate compensation until the Closing Date.

                                     ARTICLE

                                  MISCELLANEOUS


     Section.   Counterparts.   This Agreement may be executed simultaneously in
     -------    ------------
two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     Section.    Expenses.    The Purchaser and the Seller shall each bear their
     -------     --------
own legal, accounting, and out-of-pocket expenses in connection with this Agreement and the negotiation and consummation of the transactions contemplated herein, provided, however, that the Purchaser and the Seller hereby agree that
         --------   -------
each of them shall be responsible for one-half of (i) the cost of obtaining the title insurance described in Section 6.05 herein and (ii) any real estate
                                 -------------
transfer that is incurred by either of them as a result of the transfer of the Acquired Assets described herein.

     Section.    Public  Announcements.    Before the Closing the Purchaser, the
     -------     ---------------------
Seller, and their respective representatives shall not make any public release of information regarding the matters contemplated herein, except (i) that a press release mutually agreed upon by the Purchaser and the Seller shall be jointly issued by the Purchaser and the Seller as soon as practicable after the execution of this Agreement; (ii) that the Purchaser and the Seller may continue communications with employees, customers, suppliers, franchises, lenders, lessors, shareholders, and other groups as may be legally required or appropriate and which is not inconsistent with the best interests of any party or the prompt consummation of the transactions contemplated herein; and (iii) as required by law.

     Section.    Risk  of  Loss.   Until the Closing, the risks of ownership and
     -------     --------------
loss of the Acquired Assets shall be borne by the Seller. If, prior to the Closing, all or any part of the Acquired Assets are damaged by fire or by any other cause whatsoever, or are taken, in whole or in part, by condemnation or other exercise of eminent domain, the Seller shall promptly give the Purchaser written notice of such damage or taking. In the event of any such damage or taking, the Purchaser shall have the option to require the Seller either to:

          convey the Acquired Assets on the Closing Date to the Purchaser in a damaged condition and to assign to the Purchaser all of the Seller's right, title and interest in and to (i) any claims Seller may have under any insurance policies covering the Acquired Assets (with a credit for any deductible amount),
(ii) the proceeds of any self-insurance (as a credit against the Purchase Price) or (iii) any condemnation proceeds; or

          terminate  this  Agreement.

     Section.   Index and Captions.   The index and the captions of the Sections
     -------    ------------------
and Articles of this Agreement are solely for convenient reference and shall not be deemed to affect the meaning or interpretation of any paragraph hereof.

     Section.    Notices.      All  notices,  requests,  demands  and  other
     -------     -------
communications  hereunder  shall  be in writing and shall be deemed to have been
     -------
duly given and received (a) upon delivery, if personally delivered; (b) on the fifth day after being deposited with the U.S. Postal Service, if sent by certified or registered mail, return receipt requested; (c) on the next day after being deposited with a reliable overnight delivery service; or (d) upon receipt of an answer back, if transmitted by facsimile, postage prepaid in all cases other than facsimile, addressed to the other party at the following addresses, or facsimile numbers in the case of a facsimile:

If  the  Purchaser,  to:

Crossmann  Communities,  Inc.
9202  North  Meridian  Street
Suite  300
Indianapolis,  Indiana  46268
Attention:  John  Scheumann

Tel.  No.:  (317)  843-9514
Facsimile  No.:  (317)  571-2210

With  a  copy  to:

Steven  K.  Humke
ICE  MILLER  DONADIO  &  RYAN
One  American  Square
Box  82001
Indianapolis,  Indiana  46282-0002

Tel.  No.:  (317)  236-2394
Facsimile  No.:  (317)  236-5817

If  to  the  Seller  to:

Mr.  Kenneth  R.  Rees
     Heartland  Homes,  Limited  Partnership
     3001  United  Founders  Blvd.
     Oklahoma  City,  Oklahoma  73112

     Tel.  No.:  (405)  843-8039
     Facsimile  No.:  (405)  843-8048

With  a  copy  to:

Michael  M.  Stewart
     CROWE  &  DUNLEVY
     1800  Mid-America  Tower
     20  North  Broadway
     Oklahoma  City,  OK  73102

     Tel.  No.:  (405)  235-7747
     Facsimile  No.:  (405)  272-5238

     Any  party  may change its address for the purpose of this Section 10.06 by
                                                                -------------
giving the other party written notice of its new address in the manner set forth above.

     Section.    Entire Agreement.   This Agreement and the agreements expressly
     -------     ----------------
contemplated hereby, including the Exhibits and Schedules referred to herein which form a part of this Agreement and a side letter that the parties may enter into, contain the entire understanding of the parties hereto with respect to the subject matter hereof and thereof. There are no representations, promises, warranties, covenants, or undertakings other than those expressly set forth or provided for in this Agreement or in the agreements expressly contemplated hereby. This Agreement and the agreements expressly contemplated hereby supersede all prior agreements and understandings between the parties with respect to the transactions contemplated by this Agreement. No provision of this Agreement may be amended or waived except in writing, and no such amendment shall extend to anything other than the specific subject matter thereof.

     Section.    Waiver of Compliance.   The party for whose benefit a warranty,
     -------     --------------------
representation, covenant, or condition is intended may, in writing, waive any inaccuracies in the warranties and representations contained in this Agreement or waive compliance with any of the covenants or conditions contained herein and so waive performance of any of the obligations of the other party hereto, and any defaults hereunder; provided, however, that such waiver must be in writing, and shall not affect or impair the waiving party's rights with respect to any other warranty, representation, covenant, or any default hereunder, nor shall any waiver constitute a continuing waiver.

     Section.    Validity  of Provisions.   Should any part of this Agreement be
     -------     -----------------------
declared by any court of competent jurisdiction to be invalid, such decision shall not affect the validity of the remaining portions of this Agreement, which shall continue in full force and effect as if this Agreement had been executed with the invalid portion thereof eliminated therefrom, it being the intent of the parties that they would have executed the remaining portions of this Agreement without including any such part or portion which may be declared invalid.

     Section.   Schedules and Exhibits.   Each and every Schedule and Exhibit to
     -------    ----------------------
this Agreement, and each and every document to be delivered in the future pursuant to this Agreement is hereby incorporated into this Agreement and made an integral part hereof.

     Section.    No Intention to Benefit Third Parties.   The provisions of this
     -------     -------------------------------------
Agreement are not intended to, and shall not, benefit any Person other than the parties to this Agreement, the provisions hereof are not intended to, and shall not create any third party beneficiary right in any Person.

     Section.  Successors and Assigns.   This Agreement shall be binding on, and
     -------   ----------------------
shall inure to the benefit of, the parties and their respective successors and permitted assigns; provided, however, that no party may assign any rights or obligations under this Agreement without the prior written consent of the other parties hereto.

                                     ARTICLE

                                   DEFINITIONS


     As used in this Agreement, the following terms have the meanings indicated below:

     "Accounts Receivable" means all accounts receivable and notes receivable, pre-paid expenses, rights to refunds, and deposits with respect to the Memphis Operation.

     "Acquired Assets" means cash, Accounts Receivable, Assigned Contracts, Files and Records, Leased Personal Property, Licenses, Partnerships, Permits (to the extent transferable by the Seller), Personal Property, Real Property, Supplies, and any other assets, those listed on Schedule 1.01(a), with respect
                                                  ----------------
to the Memphis Operation. The term Acquired Asset shall not include any asset which is an Excluded Asset.

     "Affiliate" means any Person that directly or indirectly controls or is under common control with the Purchaser or the Seller. As used in this definition, "control" (including, its correlative meanings "controlled by" and "under common control with") means possession, directly or indirectly, of power to direct or cause the direction of management or policies (whether through ownership of securities or partnership or other ownership interest, by contract or otherwise).

     "Assigned Contracts" shall include, but not be limited to, all sales contracts, listed on Schedule 11.01 or other agreements for the conveyance of
                        --------------
residential property, any appraisals relating to the Real Property and any unexpired warranties and guaranties of any subcontractors or suppliers regarding their performance, quality of workmanship, or quality of materials supplied in connection with the construction of residential homes or any other contracts or agreements necessary to conduct the Memphis Operation.

     "Business Day" means any day other than Saturday, Sunday, and any day on which commercial banks in Indiana are authorized by law to be closed.

     "Environmental Claims" means all accusations, allegations, investigations, warnings, notice letters, notices of violations, liens, orders, claims, demands, suits, or administrative or judicial actions for any injunctive relief, fines, penalties, or any damage, including without limitation personal injury, property damage (including any depreciation of property values), lost use of property, natural resource damages, or environmental response costs arising out of Environmental Conditions or under Environmental Requirements.

     "Environmental Conditions" means the state of the environment, including natural resources (e.g., flora and fauna), soil, surface water, ground water, any present or potential drinking water supply, subsurface strata, or ambient air, relating to or arising out of the use, handling, storage, treatment, recycling, generation, transportation, spilling, leaking, pumping, pouring, injecting, emptying, discharging, emitting, escaping, leaching, dumping, disposal, release, or threatened release of Hazardous Materials, whether or not discovered which could or does result in Environmental Claims. With respect to Environmental Claims by third parties, Environmental Conditions also include the exposure of persons to Hazardous Materials at the work place or the exposure of persons or property to Hazardous materials migrating or otherwise emanating from, to, or located at, under, or on the Real Property.

     "Environmental Expenses" means any liability (including strict liability), loss, cost, penalty, fine, punitive damage, encumbrance, or expense relating to any Environmental Claim or Environmental Conditions, or incurred in compliance with any Environmental Requirements, including without limitation the costs of investigation, cleanup, remedial, monitoring, corrective, or other responsive action, compliance costs, settlement costs, lost property value, and related legal and consulting fees and expenses.

     "Environmental Requirements" means all present and future laws, rules, regulations, ordinances, codes, policies, guidance documents, approvals, plans, authorizations, licenses, permits issued by all government agencies, departments, commissions, boards, bureaus, or instrumentalities of the United States, all states and political subdivisions thereof, and any foreign body, and all judicial, administrative, and regulatory decrees, judgments, and orders relating to human health, pollution, or protection of the environment (including ambient air, surface water, ground water, land surface, or surface strata), including (i) laws relating to emissions, discharges, releases, or threatened releases of Hazardous Materials, and (ii) laws relating to the identification, generation, manufacture, processing, distribution, use, treatment, storage, disposal, recovery, transport, or other handling of Hazardous Materials. Environmental Requirements shall include, without limitation, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), the Superfund's Amendments and Reauthorization Act ("SARA"), the Toxic Substances Control Act, as amended, the Hazardous Materials Transportation Act, as amended, the Resource Conservation and Recovery Act, as amended ("RCRA"), the Clean Water Act, as amended, the Safe Drinking Water Act, as amended, the Clean Air Act, as amended, the Atomic Energy Act of 1954, as amended, the Occupational Safety and Health Act, as amended, and all other analogous laws or regulations promulgated or issued by any federal, state, foreign, or other governmental authority or body.

     "ERISA" means the Employee Retirement Income Security Act of 1974, as amended.

     "Excluded Assets" means the assets of the Seller with respect to the Oklahoma Operation and all other assets of the Seller which are not Acquired Assets. The second mortgage of Larry Armstrong shall constitute one such Excluded Asset.

     "Files and Records" means all files and records of the Seller relating to the Memphis Operation, whether in hard copy or magnetic or other format including customer and supplier records, equipments maintenance records, equipment warranty information, specifications and drawings, sales and advertising material, computer software, and the records relating to the employees to be employed by the Purchaser following the Closing.

     "Hazardous Materials" means (i) any substance that is or becomes defined as a "hazardous substance," "hazardous waste," "hazardous materials," pollutant, or contaminant under any Environmental Requirements, including, but not limited to, CERCLA, SARA, RCRA, and any other analogous federal, state, local, or foreign law; (ii) petroleum (including crude oil and any fraction thereof); and (iii) any natural or synthetic gas (whether in liquid or gaseous state).

     "Judgment" means an order by a court of law requiring the payment of money.

     "Lien" means any mortgage, pledge, security interest, encumbrance, lien (statutory or other), option, easement, right-of-way, charge, or conditional sale agreement.

     "Memphis Operation" means (i) all of the operations and business of the Seller located in Tennessee and Northern Mississippi and (ii) all of the assets the Seller located in Tennessee and Northern Mississippi. Memphis Operation excludes any liabilities not specifically assumed in Schedule 1.03(a).
                                                            -----------------

     "Net Assets" means the excess, if any, of the book value of the Acquired Assets over the Assumed Liabilities.

     "Northern Mississippi" means that part of Mississippi more particularly described as the geographical area north of U.S. Route 62 including in their entireties any municipalities located along or adjacent to U.S. Route 62 even if portions of such municipalities are south of the Route.

     "Oklahoma Operation" means (i) all of the operations and business of the Seller not arising from, on account of, used with, connected with, associated with, or located in Tennessee or Northern Mississippi, (ii) all of the ownership interests in the assets of the Seller except those arising from, on account of, used with, connected with, associated with, or located in Tennessee and Northern Mississippi, and (iii) all ownership interests of the Seller in the Excluded assets listed on Schedule 1.01(b).
                    -----------------

     "Owned Property" means any Real Property that was or is owned, leased or otherwise under the control of the Seller in connection with the Memphis Operations at any time before the Closing Date.

     "Partnerships" means the Seller's partnership interest in all partnerships including but not limited to those specified on Schedule 11.02.
                                                        ----------------

     "Person" means any individual, corporation, partnership, joint venture, association, limited liability company, joint-stock company, trust, or unincorporated organization, or any governmental agency, officer, department, commission, board, bureau, or instrumentality thereof.

     "Real  Property"  means  all  Developed  Real  Property (defined in Section
                                                                         -------
2.11), Undeveloped Real Property (Defined in Section 2.12), Leased Real Property
                                             ------------
(defined  in Section 2.13), Land Contract Property (defined in Section 2.14(a)),
             ------------                                      ---------------
and  Option  Real  Property  (defined  in  Section  2.14(a))  collectively.
                                           ----------------

     "Warranty Cap" means Warranty Liability of up to One Hundred Thousand Dollars ($100,000.00) in the aggregate.

     "Warranty Liability" means any and all costs incurred as a result of a warranty claim on a residential home which was constructed by Seller in connection with the Memphis Operation. Such costs shall include, but not be limited to, costs to repair, replace, fix, clean, remove, or correct any alleged defect in a property upon which a warranty claim is made and any and all costs to investigate and defend against a warranty claim. The term "Warranty Liability" shall not refer to any warranty claim, or related cost or expense, with respect to any home constructed or sold in connection with the Oklahoma Operation.


                     [REMAINDER OF PAGE INTENTIONALLY BLANK]


IN WITNESS WHEREOF, the parties hereto have executed, or caused to be executed by their duly authorized representatives, this Agreement as of the date first above written.

     "CROSSMANN"
     CROSSMAN  COMMUNITIES,  INC.

     By:
          Jennifer  A.  Holihen,  Secretary

     "COMPANY"
     CROSSMANN  COMMUNITIES
     OF  TENNESSEE,  LLC

     By:          Crossmann  Communities,  Inc.,  Member


     By:
          Jennifer  A.  Holihen,  Secretary

     "SELLER"
     Heartland  Homes  Holding,  L.L.C.


     By:
          Kenneth  R.  Rees,  Chief  Executive  Officer


     Heartland  Homes,  Inc.


     By:
          Kenneth  R.  Rees,  President


Heartland  Homes  Limited  Partnership

     By:  Heartland  Homes,  Inc.,  General  Partner

     By:
          Kenneth  R.  Rees,  President


EXHIBIT  10.50
--------------
                    AMENDED AND RESTATED OPERATING AGREEMENT

                                       FOR

                               TRINITY HOMES, LLC



                                October 17, 1997
                  AMENDED AND RESTATED OPERATING AGREEMENT FOR
                               TRINITY HOMES, LLC


     THIS AMENDED AND RESTATED OPERATING AGREEMENT (this "Agreement") is made and entered into this 17th day of October, 1997 (the "Execution Date"), by and among Trinity Homes, Inc. ("Trinity"), Crossmann Communities, Inc. ("Crossmann") and Pyramid Mortgage Co., Inc. ("Pyramid"), as members of TRINITY HOMES, LLC, an Indiana limited liability company (the "Company"). The Company was organized as a limited liability company under the Indiana Business Flexibility Act, as amended, Ind. Code 23-18-1-1 et seq. (the "Act"). Certain defined terms used in this Agreement are set forth in Schedule I (Schedule of Definitions) attached hereto and made a part hereof. In consideration of the mutual covenants and agreements contained in this Agreement and other good and valuable consideration, and intending to be legally bound hereby, the undersigned parties hereby agree as follows:

                                     ARTICLE

                                    PURPOSES

     As set forth in the Articles of Organization, the purposes of the Company are to engage in and do any act in furtherance of any and all lawful businesses and activities for which limited liability companies may be formed under the Act.

                                     ARTICLE

                             ORGANIZATIONAL MATTERS

     SECTION.   FORMATION.   The Company was formed pursuant to the Act upon the
     -------
filing of Articles of Organization ("Articles") on September 30, 1997. The rights and obligations of the Members shall be as provided under the Act, the Articles and this Agreement. The Members agree to each of the provisions of the Articles.

     SECTION.  PRINCIPAL PLACE OF BUSINESS.   The principal place of business of
     -------
the Company shall be 12734 Hamilton Crossing Boulevard, Carmel, Indiana 46032, or such other address as may be established by the Members.

     SECTION.    REGISTERED  OFFICE  AND  REGISTERED  AGENT.      The  Company's
     -------
registered  office  shall  be  9202 N. Meridian Street, Suite 300, Indianapolis,
     ----
Indiana 46260 and the name of its initial registered agent at such address shall be Jennifer A. Holihen. The Company may designate another registered office or agent at any time by following the procedures set forth in the Act.

     SECTION.    EFFECTIVE  DATE.   This Agreement shall become effective on the
     -------
Execution Date, and such date shall also be known as the "Effective Date," provided that on or prior to the Execution
Date the Share Purchase and LLC Funding Agreement dated October 15, 1997 by and among Thomas D. Rush ("Rush"), Trinity, Pyramid, and the Remaining Shareholders and Crossmann (the "Purchase Agreement") has been duly executed and delivered by each of the parties thereto.

     SECTION.    DURATION.      The  existence  of the Company shall continue in
     -------
perpetuity,  unless the Company is dissolved in accordance with Article X or the
     -
Act.

                                     ARTICLE

                          MEMBERS AND CAPITAL STRUCTURE

     SECTION.   NAMES AND ADDRESSES OF MEMBERS.   All Members of the Company and
     -------
their last known business, residence or mailing address shall be listed on the attached Exhibit A. The Members shall be required to update Exhibit A from time to time as necessary to accurately reflect the information therein, including the information referred to in Section 3.2 below.

     SECTION.    UNITS  REPRESENTING  MEMBERSHIP  INTERESTS.    The Interests of
     -------
Members in the Company are divided into and represented by Units. Each Member's respective number of Units is set forth in Exhibit A, as the same shall be amended from time to time to reflect any changes in the number of Units of Members. The Members agree that each Unit shall entitle the Member possessing such Unit to:

          equal governance rights per Unit and to one vote per Unit on matters on which the Members may vote under the Articles, this Agreement and/or the Act.

          subject to Article VII, an equal proportionate share per Unit of the Company's net income, gains, losses, deductions and credits; and

          subject to Article X, an equal proportionate share per Unit of amounts distributed to the Members in respect of their Interests upon dissolution of the Company.

Each Member of the Company is entitled to a certificate signed by the President of the Company, setting forth (a) the name of the Company and that it was organized under Indiana law, (b) the name of the person or entity to whom the certificate was issued, and (c) the number of Units represented by the certificate. The Board of Managers shall prescribe the form of the certificate. Units are transferable only on the books of the Company. All transfers shall be subject to any transfer restrictions imposed by this Operating Agreement or an agreement among the Members and the Company. Units may be so transferred upon presentation of the certificate representing the shares, endorsed by the appropriate person or persons, and accompanied by (a) reasonable assurance that those endorsements are genuine and effective, and (b) a request to register the transfer. Transfer of Units are otherwise subject to any applicable provisions of Article 8 of the Indiana Uniform Commercial Code. A new certificate may be issued to replace a lost or destroyed certificate. Unless waived by the Board of Managers, the Member in whose name the certificate was issued shall make an affidavit or affirmation of the fact that his or its certificate is lost or destroyed and shall give the Company a bond of indemnity in the amount and form which the Board of Managers may prescribe.

     SECTION.   CAPITAL CONTRIBUTIONS.   The initial Capital Contribution to the
     -------
Company of each Member is set forth on Exhibit A. Absent approval by all of the Members, no Capital Contributions may be made other than in cash, and the Company shall not be obligated to recognize as a Capital Contribution any transfer to the Company of property other than cash. The execution of this Agreement by each of the initial Members of the Company constitutes their respective approval of the initial Capital Contribution by Pyramid of 100% of the ownership interest of Pyramid Mortgage, LLC and the initial Capital Contribution of Trinity of all of its assets (other than the assets described on Exhibit B (the "Excluded Assets")), subject to all of its liabilities (other than the liabilities described on Exhibit B (the "Excluded Liabilities")). The parties acknowledge and agree that the assets so contributed, net of the liabilities so assumed, have a net book value of $2.6 million. No interest shall be paid on any Capital Contribution.

     SECTION.   ADDITIONAL CAPITAL.   Absent approval by all of the Members, the
     -------
Members shall not be obligated to make any Capital Contributions other than the initial Capital Contributions specified in Section 3.3. No Member shall have the right to make Capital Contributions beyond that Member's initial Capital Contribution as specified in Section 3.3. Each Member specifically waives any preemptive rights.

     SECTION.    CAPITAL  ACCOUNTS.
     -------

          An individual capital account (the "Capital Account") shall be established and maintained on behalf of each Member, including any Additional Member who shall hereafter receive an Interest, in the manner provided by Treasury Regulation Section 1.704-1(b)(2)(iv). To the extent consistent with
Treasury Regulation Section 1.704-1(b)(2)(iv), the Capital Account of each Member shall consist of (i) the amount of cash such Member has contributed to the Company, plus (ii) the agreed fair market value of any property such Member has contributed to the Company, net of any liabilities assumed by the Company or to which such property is subject, plus (iii) the amount of profits or income (including tax-exempt income) allocated to such Member, less (iv) the amount of losses and deductions allocated to such Member, less (v) the amount of all cash distributed to such Member, less (vi) the fair market value of any property distributed  to  such  Member, net of any liability assumed by such Member or to which such property is subject, less (vii) such Member's share of any other expenditures which are not deductible by the Company for federal income tax purposes or which are not allowable as additions to the basis of Company property, and (viii) subject to such other adjustments as may be required under the Code. The Capital Account of a Member shall not be affected by any adjustments to basis made pursuant to Section 743 of the Code but shall be adjusted with respect to adjustments to basis made pursuant to Section 734 of the Code to the extent provided in Treasury Regulation Section 1.704-1(b)(2)(iv)(m).

          No Member shall have any liability or obligation to restore a negative or deficit balance in such Member's Capital Account.

     SECTION.  NO RIGHTS OF REDEMPTION.   No Member shall have the right to: (a)
     -------
have that Member's Units or Interest redeemed, (b) have that Member's Capital Contribution returned, or (c) subject to Article VII, otherwise receive property of the Company; even if that Member disassociates prior to termination of the Company. Even at termination, the Member's rights are limited to those set forth in Article X. To the extent a Member has a right to demand a distribution or return of the Member's Capital Contributions, the Member shall have only the right to demand and receive cash therefor.

     SECTION.    MEMBER  LOANS  OR  SERVICES.    Crossmann shall be permitted to
     -------
provide loans to the Company and receive reasonable interest as consideration for such loans. All Members shall be permitted to serve the Company as Officers and receive reasonable consideration for the provision of such services. Unless otherwise approved by the unanimous consent of the Members, loans or services by any Member to the Company shall not be considered Capital Contributions. Crossmann shall be obligated to make a loan to the Company pursuant to the terms of the Pledge Agreement.

     SECTION.    COMPANY  LOANS  OR  DISTRIBUTIONS.      The Company shall, upon
     -------
unanimous  agreement  of  its  Members, which agreement will not unreasonably be
     --
withheld, loan or distribute to any Member funds for any tax liability to such Member or its stockholder associated with the transfer of the assets described in Section 3.3 of this Agreement.

     SECTION.    ADMISSION OF ADDITIONAL MEMBERS.   The Members may admit to the
     -------
Company Additional Members, which may include Substitute Members, who will be entitled to participate in the rights of Members as described in Section 3.2, with admission thereof on such terms as are determined by the Members. Admission of any such Additional Member shall require the approval of all of the Members, and such Additional Members shall be allocated net income, gains, losses, deductions and credits by such method as may be provided in this Agreement, and if no method is specified, then as may be permitted by Section
706(d) of the Code. The Members hereby approve the admission as Substitute Members of the Collateral Agent or any Lender pursuant to the terms and conditions of the Pledge Agreement, provided, however, that any Transfer made pursuant to the Pledge Agreement is subject to the approval requirement set forth in Section 8.2.

     SECTION.    NO  MEMBER  RESPONSIBLE FOR OTHER MEMBER'S COMMITMENT.   In the
     -------
event that any Member (or any of such Member's shareholders, partners, members, owners, or Affiliates (collectively, the "Liable Member")) has incurred any indebtedness or obligation prior to the date of this Agreement that relates to or otherwise affects the Company, neither the Company nor any other Member shall have any liability or responsibility for or with respect to such indebtedness or obligation unless such indebtedness or obligation is assumed by the Company pursuant to a written instrument signed by all Members; provided, however, that each of the Members hereby acknowledges that the Company has assumed indebtedness and liabilities of Trinity in connection with Trinity's capital contribution as described in Section 3.3, and the Company's assumption of such indebtedness is hereby approved by all Members, whether or not such assumption is evidenced by a written instrument signed by all Members.

                                     ARTICLE

                                     MEMBERS

     SECTION.   ACTION BY THE MEMBERS.   The Members may act by vote, resolution
     -------
or  other  action  approved or adopted at a meeting held in accordance with this
Section 4.1, by a written consent signed in accordance with this Section or by written agreement of the holder(s) of the requisite number of Units. Rules for the conduct at meetings of the Members and for action by written consent of the Members follow:

          Annual Meetings. Annual meetings of the Members shall be held on the first Tuesday in March of each year at the Principal Office of the Company, or on such other date or at such other place as may be designated by the unanimous agreement of the Members.

          Special Meetings. Special meetings of the Members may be called by any Member possessing at least 100 Units or upon unanimous agreement of the Board of Managers. Special meetings of the Members shall be called upon delivery to the Members of notice of a special meeting of the Members given in accordance with Section 4.1(c) signed and dated by the Member possessing at least 100 Units or the Board of Managers, as the case may be.

          Notice of Meetings of the Members. The Company shall deliver or mail written notice stating the date, time, and place of any Members' meeting and, in the case of a special Members' meeting or when otherwise required by law, a description of the purposes for which the meeting is called, to each Member of record entitled to vote at the meeting, at such address as appears in the records of the Company and at least 10, but not more than 30, days before the date of the meeting.

          Waiver of Notice. A Member may waive notice of any meeting, before or after the date and time of the meeting as stated in the notice, by delivering a signed waiver to the Company for inclusion in the minutes. A Member's attendance at any meeting, in person or by proxy (i) waives objection to lack of notice or defective notice of the meeting, unless the Member at the beginning of the meeting objects to holding the meeting or transacting business at the meeting, and (ii) waives objection to consideration of a particular matter at the meeting that is not within the purposes described in the meeting notice, unless the Member objects to considering the matter when it is presented.

          Voting by Proxy. A Member may appoint a proxy to vote or otherwise act for the Member at a meeting pursuant to a written appointment form executed by the Member or the Member's duly authorized attorney-in-fact, provided that the appointment form is submitted to the Company for inclusion in the Company records. The general proxy of a fiduciary is given the same effect as the general proxy of any other Member.

          Presence. Any or all Members may participate in any annual or special Members' meeting by, or through the use of, any means of communication by which all Members participating may simultaneously hear each other during the meeting. A Member so participating is deemed to be present in person at the meeting.

          Conduct of Meetings. At any Members' meeting, the Chairman of the Board of Managers shall preside or appoint a person to preside at the meeting and the Secretary shall prepare minutes of the meeting which shall be placed in the minute books of the Company.

          Quorum; Approval. The presence of a majority of the Members at an annual or special meeting is necessary for a quorum, unless approval of any action to be taken is required from all the Members, in which case the presence of all the Members is necessary for a quorum. Any action proposed to be taken by the Members shall be approved upon the affirmative vote of a majority of the Members, unless approval by all the Members is required by the Articles, this Agreement or the Act.

          Action by Written Consent. Any action required or permitted to be taken at a Members' meeting may be taken without a meeting if the action is taken by all the Members entitled to vote on the action. The written consent shall therefore be delivered to the Company for inclusion in the minutes.

     SECTION.    ACTION  BY THE REMAINING MEMBERS.   Whenever the Articles, this
     -------
Agreement or the Act provide or require approval or other action by the remaining Members (i.e., those Members, other than the Member in question). The approval or other action of the remaining Members may be obtained or taken by written agreement thereof.

     SECTION.   WAIVER OF PARTITION.   Each Member on behalf of such Member, its
     -------
successors and its assigns, hereby waives any rights to have any Company property partitioned.

                                     ARTICLE

                                    MANAGERS

     SECTION.    MANAGERS.
     -------

          The Company shall have a Board of Managers. The number of Managers constituting the Board of Managers shall be six. The Managers shall be elected as follows: (i) three (3) Managers shall be selected by Crossmann; and (ii) three (3) Managers shall be selected by Pyramid and Trinity, acting together. If a Manager selected by a Member ceases for any reason to be a Manager, then such Member shall have the right to appoint a successor to complete the term of such Manager. Both (i) Crossmann and (ii) Trinity and Pyramid shall have the right to reasonably object to a Manager selected by the other. Each Manager must be a Member or a director, officer or employee of a Member. A Manager shall serve for a term of one (1) year and until the Manager's successor has been duly elected and qualified. Such elections shall be recorded in the records of the Company. The initial Managers shall be James D. McKenzie, John
E. McKenzie, Mark W. Thune, Jennifer A. Holihen, Richard H. Crosser and John B. Scheumann. If the Collateral Agent or any Lender acquires the Units of Trinity and Pyramid or a portion of such Units, then the Collateral Agent or such Lender shall succeed to the rights of Trinity and Pyramid, in whole or in part, as applicable, to select Managers.

          Managers shall not be personally liable for the debts, obligations or liabilities of the Company, whether arising in contract, tort or otherwise, or for the acts or omissions of any Member, other Manager, agent or employee of the Company. A Manager shall perform the Manager's duties as a Manager in good faith, in a manner the Manager reasonably believes to be in the best interests of the Company, and with such care as an ordinarily prudent person in a like position would use under similar circumstances. A Manager is not liable for any action taken as a Manager, or any failure to take any action, unless the Manager has breached or failed to perform the Manager's duties and the breach or failure to perform constitutes willful misconduct or recklessness.

          In performing the Manager's duties, a Manager shall be entitled to rely on information, opinions, reports, or statements of the following persons or groups unless the Manager has knowledge concerning the matter in question that would cause such reliance to be unwarranted:

          One or more employees or other agents of the Company whom the Manager reasonably believes to be reliable and competent in the matters presented;

          Any  attorney,  public accountant, or other person as to matters which
the       Manager reasonably believes to be within such person's professional or expert  competence;  or

          A committee upon which the Manager does not serve, duly designated in accordance with a provision of the Articles or this Agreement, as to matters
within  its         designated authority, which committee the Manager reasonably
believes  to  merit            competence.

          Except to the extent provided in the Articles, every Manager is an agent of the Company for the purpose of apparently carrying on in the usual way the business of the Company, and the act of every Manager, including the execution in the Company name of any instrument for apparently carrying on in the usual way the business of the Company, binds the Company, unless such act is in contravention of the Articles or this Agreement or unless the Manager so acting otherwise lacks the authority to act for the Company, and the person with whom the Manager is dealing has knowledge of the fact that such Manager has no such authority.

     SECTION.   POWERS OF THE MANAGERS.   The Board of Managers shall advise and
     -------
consult with the Officers regarding the day-to-day operation of the Company and shall perform all lawful acts as are required by the Articles, this Agreement or the Act; provided, however, that the following actions shall only be taken upon the unanimous consent of the Board of Managers:

          Approval of the Company's annual operating budget, which budget shall be submitted to the Board of Managers by the President of Company on or before November 1 of each calendar year and shall be approved by the Board of Managers on or before December 31 of each calendar year;

          Election and removal, with or without cause, of any Officer and the identification and definition of the powers and duties of the Officers;

          Approval  of  the  annual  compensation  and  bonus  for each Officer;

          Approval  of  all  indebtedness  of  the Company in excess of $50,000;

          Approval  of  the  Company's  depositories;  and

          Approval of all transactions not in the ordinary course of business of the Company, including but not limited to, a transfer of all or substantially all of the assets of the Company or other acquisition transaction.

     SECTION.    MEETINGS.   The Board of Managers shall meet at least once each
     -------
year. Meetings may be called by any of the Managers or by any Member owning at least 100 Units. The person(s) who call the meeting shall deliver or mail written notice stating date, time and place of any Board of Managers' meeting at least 10 days before the date of the meeting.

     SECTION.  SALARIES.   The Company may pay to any Officer or other Person, a
     -------
salary  and/or  bonus  as  compensation  for  services  rendered to the Company;
provided, however, that such salary or bonus is unanimously approved by the Board of Managers. Such salaries and/or bonuses shall be treated as expenses of the Company and shall not be deemed to constitute distributions to the recipient of any profit, loss or capital of the Company. No Manager shall receive a salary; provided, however, that any Manager who is also an Officer or employee may receive a salary for his or her duties as an Officer or employee.

     SECTION.    REMOVAL.   The Members may, by unanimous consent, remove all or
     -------
any lesser number of Managers with or without cause. Any removal of a Manager shall become effective when written notice thereof signed by all of the Members is given to such Manager unless a later effective date is specified in such notice. Such notice must be delivered to the Manager being removed, any remaining Managers and the Manager elected to replace the removed Manager. Should a Manager be removed who is also a Member, such removal shall not affect the Person's rights as a Member except as may otherwise be provided in the Act, the Articles or this Agreement.

     SECTION.    RESIGNATION.    A Manager or Officer may resign from his or her
     -------
position as a Manager or Officer at any time by delivering written notice to all of the Members. Such resignation shall become effective when such notice is received, unless a later effective date is specified in such notice.

     SECTION.  VACANCIES.   Any vacancy in a Manager position shall be filled by
     -------
appointment of the Member who appointed such Manager; subject to the approval of the other parties entitled to appoint a Manager. The Managers shall unanimously agree to the appointment of any individual to fill a vacancy in an Officer position. An individual chosen to fill a vacancy shall serve the unexpired term of his or her predecessor in office. Any position on the Board of Managers to be filled by reason of an increase in the number of Managers shall be filled by the unanimous consent of all of the Members. A Manager chosen to fill a position resulting from an increase in the number of Managers shall hold office until the next annual meeting of Members and until his or her successor has been duly elected and qualified.

     SECTION.   OFFICERS.   Subject to Section 5.2, the day-to-day operations of
     -------
the Company shall be run by the officers of the Company (the "Officers"). The Officers shall serve for a term of one year and until such Officer's successor has been duly elected and qualified. One individual may hold more than one office, and a Manager may also serve as an Officer of the Company.

          The Chairman of the Board of Managers is responsible for presiding at all meetings of the Members and Managers. The Chairman has such powers and duties as the Members or Managers may from time to time prescribe.

          The President of the Company is responsible for managing and supervising the affairs and personnel of the Company. The President has authority to execute, with the Secretary, powers of attorney appointing other corporations, partnerships, or individuals as the agents of the Company, subject to law, the Articles and this Agreement. Notwithstanding any other provision of this Article V, the President may not enter into any notes, agreements or other instruments on behalf of the Company which would result in a material change in the operation of the Company, including but not limited to a transfer of all or substantially all of the assets of the Company or any other acquisition transaction, except with the unanimous consent of the Board of Managers. The President has such other powers and duties as the Members or Managers may from time to time prescribe.

          Each Vice President of the Company has all powers of, and performs all the duties incumbent upon, the President during the Presidents's absence or disability. Each Vice President has such other powers and duties as the Board of Managers may from time to time prescribe.

          The Secretary of the Company is responsible for (a) attending all meetings of the Members and Managers, (b) preparing true and complete minutes of the proceedings of all meetings of the Members and Managers, (c) maintaining and safeguarding the books (except books of account) and records of the Company, and
(d) authenticating the records of the Company. If required, the Secretary attests the execution of deeds, leases, agreements, powers of attorney and other official documents by the Company. The Secretary serves all notices of the Company required by law, the Managers, or this Agreement. The Secretary has such other duties as the Board of Managers may from time to time prescribe.

          The Treasurer of the Company is responsible for (a) keeping correct and complete books of account which show accurately at all times the financial condition of the Company, (b) safeguarding all funds, notes, securities, and other valuables which may from time to time come into the possession of the Company, and (c) depositing all funds of the Company with such depositories as the Board of Managers shall designate. The Treasurer shall furnish at meetings of the Board of Managers, or when otherwise requested, a statement of the financial condition of the Company. The Treasurer has such other duties as the Board of Managers may from time to time prescribe.

          Subject to Section 5.2, the Board of Managers may from time to time designate and elect assistant officers who shall have such powers and duties as the officers whom they are elected to assist, specify and delegate to them, and such other powers and duties as the Managers or the President may from time to time prescribe. An assistant secretary may, during the absence or disability of the Secretary, discharge all responsibilities imposed upon the Secretary of the Company, including, without limitation, attest the execution of all documents by the Company.

     SECTION.  RATIFICATION OF PLEDGE AGREEMENT.   The Members hereby ratify and
     -------
approve the execution by and on behalf of the Company of the Pledge Agreement and hereby acknowledge and authorize performance by the Company of all of its duties and obligations under the Pledge Agreement.

                                     ARTICLE

                             ACCOUNTING AND RECORDS

     SECTION.    APPOINTMENT  OF  TAX  MATTERS MANAGER.   Jennifer A. Holihen is
     -------
hereby designated as the Tax Matters Manager ("TMM"). The TMM shall be responsible for all matters involving federal, state, local or other taxes of any type. The TMM shall serve as such until a successor is duly elected by a Majority in Interest of the Members and qualified, or until the earlier withdrawal or retirement of the TMM, or removal by a Majority in Interest of the Members.

     SECTION.    RECORDS  AND ACCOUNTING.   The books and records of the Company
     -------
shall be kept, and the financial position and the results of its operations recorded, in accordance with generally accepted accounting principles. The books and records of the Company shall reflect all Company transactions and shall be appropriate and adequate for the Company's business. The fiscal year of the Company for financial reporting and for federal income tax purposes shall be the calendar year.

     SECTION.  ACCESS TO RECORDS.   The books and records of the Company, to the
     -------
extent required by the Act, shall be maintained at the Company's principal place of business, and each Member, and his, her, or its duly authorized representative, to the extent required by the Act, shall have access to where they are located and have the right to inspect and copy them during ordinary business hours. The Remaining Shareholders, Trinity and Pyramid shall be authorized to provide information and reports with respect to the Company and its business to the Lenders in accordance with their obligations under the Pledge Agreement, and the Company shall cooperate in connection therewith.

     SECTION.   ANNUAL TAX INFORMATION.   The Company shall use its best efforts
     -------
to deliver to each Member within 90 days after the end of each fiscal year all information necessary for the preparation of such Member's federal and state income tax returns. The Company shall also use its best efforts to prepare, within 90 days after the end of each fiscal year, a financial report of the Company for such fiscal year containing a balance sheet as of the last day of the year then ended, an income statement for the year then ended, a statement of sources and applications of funds, and a statement of reconciliation of the Capital Accounts of the Members.

     SECTION.    ACCOUNTING DECISIONS.   All decisions as to accounting matters,
     -------
except as otherwise specifically set forth in this Agreement, shall be made by unanimous agreement of the Members. The Members may rely upon the advice of the Company's accountants as to whether such decisions are in accordance with accounting methods followed for federal income tax purposes.

     SECTION.    FEDERAL  INCOME TAX ELECTION.   In case of a transfer of all or
     -------
part of the Interest of any Member, the Company may elect, pursuant to Sections 734, 743, and 754 of the Code to adjust the basis of the assets of the Company.

                                     ARTICLE

                          ALLOCATIONS AND DISTRIBUTIONS

     SECTION.   ALLOCATION OF NET INCOME, NET LOSS OR CAPITAL GAINS.   Except as
     -------
may be expressly provided otherwise in this Article VII, and subject to the provisions of Sections 704(b) and 704(c) of the Code, the net income, net loss, or capital gains of the Company for each fiscal year of the Company shall be allocated to the Members, pro rata in accordance with their respective Percentage Interests.

     SECTION.  SPECIAL ALLOCATIONS.   The following special allocations shall be
     -------
made  in  the  following  order:

          Minimum Gain Chargeback. Except as otherwise provided in Treasury Regulation Section 1.704-2(f), notwithstanding any other provision of this
Article VII, if there is a net decrease in Company Minimum Gain during any fiscal year, each Member shall be specially allocated items of Company income and gain for such fiscal year (and, if necessary, subsequent fiscal years) in an amount equal to such Member's share of the net decrease in Company Minimum Gain, determined in accordance with Treasury Regulation Section 1.704-2(g). Allocations pursuant to the previous sentence shall be made in proportion to the respective amounts required to be allocated to each Member pursuant thereto. The items to be so allocated shall be determined in accordance with Treasury Regulation Sections 1.704-2(f)(6) and 1.704- 2(j)(2). This Section 7.2(a) is intended to comply with the minimum gain chargeback requirement in Treasury Regulation Section 1.704-2(f) and shall be interpreted consistently therewith.

          Member Nonrecourse Debt Minimum Gain Chargeback. Except as otherwise provided in Treasury Regulation Section 1.704-2(i)(4), notwithstanding any other provision of this Article VII, if there is a net decrease in Member Nonrecourse Debt Minimum Gain attributable to a Member Nonrecourse Debt during any Fiscal Year, each Member who has a share of the Member Nonrecourse Debt Minimum Gain attributable to such Member Nonrecourse Debt, determined in accordance with Treasury Regulation Section 1.704-2(i)(5), shall be specifically allocated items of Company income and gain for such fiscal year (and, if necessary, subsequent fiscal years) in an amount equal to such Member's share of the net decrease in Member Nonrecourse Debt Minimum Gain attributable to such Member Nonrecourse Debt, determined in accordance with Treasury Regulation Section 1.704-2(i)(4). Allocations pursuant to the previous sentence shall be made in proportion to the respective amounts required to be allocated to each Member pursuant thereto. The items to be so allocated shall be determined in accordance with Treasury Regulation Sections 1.704-2(i)(4) and 1.704-2(j)(2). This Section 7.2(b) is intended to comply with the minimum gain chargeback requirement in Treasury Regulation Section 1.704- 2(i)(4) and shall be interpreted consistently therewith.

          Qualified Income Offset. In the event any Member unexpectedly receives any adjustments, allocations, or distributions described in Treasury Regulation Sections 1.704- 1(b)(2)(ii)(d)(4), 1.704-1(b)(2)(ii)(d)(5) or
1.704-1(b)(2)(ii)(d)(6), items of Company income and gain shall be specially allocated to each such Member in an amount and manner sufficient to eliminate, to the extent required by the Treasury Regulations, the Adjusted Capital Account Deficit of such Member as quickly as possible, provided that an allocation pursuant to this Section 7.2(c) shall be made only if and to the extent that such Member would have an Adjusted Capital Account Deficit after all other allocations provided for in this Article VII have been tentatively made as if this Section 7.2(c) were not in the Agreement.

          Gross Income Allocation. In the event any Member has a deficit Capital Account at the end of any fiscal year which is in excess of the sum of
(i) the amount such Member is obligated to restore pursuant to any provision of this Agreement, and (ii) the amount such Member is deemed to be obligated to restore pursuant to the penultimate sentences of Treasury Regulation Sections 1.704-2(g)(1) and 1.704-2(i)(5), each such Member shall be specially allocated items of Company income and gain in the amount of such excess as quickly as possible, provided that an allocation pursuant to this Section 7.2(d) shall be made only if and to the extent that such Member would have a deficit Capital Account in excess of such sum after all other allocations provided for in this
Article VII have been made as if Section 7.2(c) hereof and this Section 7.2(d) were not in the Agreement.

          Nonrecourse  Deductions.    Nonrecourse Deductions for any fiscal year
shall be specifically allocated among the Members in proportion to their Percentage Interests.

          Member Nonrecourse Deductions. Any Member Nonrecourse Deductions for any fiscal year shall be specially allocated to the Member who bears the economic risk of loss with respect to the Member Nonrecourse Debt to which such Member Nonrecourse Deductions are attributable in accordance with Treasury Regulation Section 1.704-2(i)(1).

          Section 754 Adjustments. To the extent an adjustment to the adjusted tax basis of any Company asset pursuant to Section 734(b) or Section 743(b) of the Code is required pursuant to Treasury Regulation Section 1.704-1(b)(2)(iv)(m)(2) or 1.704-1(b)(2)(iv)(m)(4) to be taken into account in determining Capital Accounts as the result of a distribution to a Member in complete liquidation of the Member's Interest in the Company, the amount of such adjustment to Capital Accounts shall be treated as an item of gain (if the adjustment increases the basis of the asset) or loss (if the adjustment decreases such basis), and such gain or loss shall be specially allocated to the Members in accordance with their Interests in the Company in the event Treasury Regulation Section 1.704(b)(2)(iv)(m)(2) applies, or to the Member to whom such distribution was made in the event Treasury Regulation Section 1.704-1(b)(2)(iv)(m)(4) applies.

     SECTION.    CURATIVE  ALLOCATIONS.    The allocations set forth in Sections
     -------
7.2(a) through 7.2(g) hereof (the "Regulatory Allocations") are intended to comply with certain requirements of the Treasury Regulations. It is the intent of the Members that, to the extent possible, all Regulatory Allocations shall be offset either with other Regulatory Allocations or with special allocations of other items of Company income, gain, loss or deduction pursuant to this Section
7.3. Therefore, notwithstanding any other provision of this Article VII (other than the Regulatory Allocations), the Members shall make such offsetting special allocations of Company income, gain, loss, or deduction so that, after such offsetting allocations are made, each Member's Capital Account balance is, to the extent possible, equal to the Capital Account balance such Member would have had if the Regulatory Allocations were not part of the Agreement and all Company items were allocated pursuant to Section 7.1.

     SECTION.   DISTRIBUTIONS.   Available Cash, if any, shall be distributed to
     -------
the Members only upon the unanimous approval of the Members and shall be distributed pro rata in accordance with their respective Percentage Interests; provided, however, that the Company and its Members and Managers shall cause distributions of Available Cash to be made in accordance with the obligations of the Company pursuant to the Pledge Agreement.

     SECTION.    ALLOCATION  OF  INCOME AND LOSS AND DISTRIBUTIONS IN RESPECT OF
     -------
INTERESTS  TRANSFERRED.

          If any Interest is transferred, or is increased or decreased by reason of the admission of an Additional Member or otherwise, during any fiscal year of the Company, each item of net income, gain, loss, deduction, or credit of the Company for such fiscal year shall be assigned pro rata to each day in the particular period of such fiscal year to which such item is attributable (i.e., the day on or during which it is accrued or otherwise incurred), and the amount of each such item so assigned to any such day shall be allocated to the Member based upon the Member's respective Percentage Interest at the close of such day.

          Authorized distributions of Company assets in respect of an Interest shall be made only to the Members who, according to the books and records of the Company, are the holders of record of the Interests in respect of which such distributions are made on the actual date of distribution, except as provided in the Pledge Agreement. Neither the Company nor any Member shall incur any liability for making distributions in accordance with the provisions of the preceding sentence, whether or not the Company or the Member has knowledge or notice of any transfer or purported transfer of ownership of an Interest which has not met the requirements of Article VIII. Notwithstanding any provision above to the contrary, gain or loss of the Company realized in connection with a sale or other disposition of any of the assets of the Company shall be allocated solely to the parties owning Interests as of the date such sale or other disposition occurs.

                                     ARTICLE

              RESTRICTIONS ON WITHDRAWAL AND TRANSFERS OF INTERESTS

     SECTION.    WITHDRAWAL.      No  Member  shall withdraw from the Company or
     -------
otherwise  voluntarily  cause  an Event of Dissociation as to that Member except
     -
upon the express written consent of a Majority in Interest of the remaining Members. Upon any such withdrawal or other voluntarily caused Event of Dissociation, the Member shall be an Assignee as to the Member's Units, shall not be entitled to have the Member's Interest redeemed or to otherwise receive any distribution or other payment on account of the Member's withdrawal or other voluntarily caused Event of Dissociation. The Company may recover damages for breach of this Section 8.1 and may offset the Company's damages against any amount owed to a Member for distributions or otherwise.

     SECTION.    BASIC  RESTRICTIONS  ON  TRANSFER.      Except for any Transfer
     -------
pursuant  to  the Pledge Agreement or pursuant to the terms of Section 8.6, none
     --
of the Units (Interest) of Member or any portion thereof shall be the subject of a Transfer. Any Transfer or purported Transfer not in compliance with this
Article VIII shall be null and void. Any Transfer to any person or entity not already a Member of the Company (including any Transfer made pursuant to the Pledge Agreement or in accordance with Section 8.6) shall automatically constitute an Event of Dissociation unless the non-transferring Member(s) (the "Surviving Member(s)") and the Assignee consent to the Transfer.

     SECTION.    FURTHER  RESTRICTIONS  ON  TRANSFER.      In  addition  to  the
     -------
restrictions  set  forth in Section 8.2, except for any Transfer pursuant to the
     -----
Pledge  Agreement,  no  Member  shall  Transfer  all or any part of the Member's
Interest:    (a)  without  registration  under  applicable  federal  and  state securities laws, unless an exemption therefrom applies and, if requested by the Company, the Member delivers an opinion of counsel satisfactory to the Company, that registration under any such laws is not required; or (b) if the Interest or portion thereof, when added to the total of all other Interests sold or exchanged in the preceding 12 consecutive months prior thereto, would result in the termination of the Company for tax purposes under Section 708 of the Code.

     SECTION.    STATUS OF TRANSFEREE AND TRANSFEROR.   Notwithstanding anything
     -------
contained in this Agreement to the contrary, except for a Transfer pursuant to the Pledge Agreement, any transferee or recipient of a Unit or Units subject to an effective Transfer shall be an Assignee and shall have no right to (a) vote any Units or portion thereof subject to the Transfer or to otherwise participate in the management of the business or affairs of the Company, (b) become a Substitute Member or otherwise exercise any rights of a Member, or (c) have access to the Company records; unless all of the remaining Members, in their sole and absolute discretion approve the admission of the Assignee as a Substitute Member and the Assignee executes documentation satisfactory to the remaining Members accepting and adopting the terms of this Agreement. The transferor in a Transfer of the transferor's entire Interest to an Assignee shall cease to be a Member and shall not have any power to exercise any rights of a Member; provided, however, that such transferor is not released from any unpaid contributions or other liability.

     SECTION.    PLEDGE  OF  INTERESTS.     The pledge or granting of a security
     -------
interest, lien or other encumbrance in or against all or any portion of a Member's Interest shall not be a Transfer subject to the restrictions of this
Article VIII; provided, that, in any event, the foreclosure of or exercise of other secured party remedies with respect to such pledge, security interest, lien or other encumbrance resulting in a Transfer of any such Interest shall nonetheless be a Transfer for the purpose of this Article VIII.

     SECTION.    CALL  RIGHTS.
     -------

          Adjusted  Value.

          thIn e event that the Board of Managers are unable to agree on any action set forth in Section 5.2 which requires unanimous approval of the Board of Managers (the "Triggering Event"), Trinity and Pyramid (or any successor to their Units) shall jointly have the right to purchase Crossmann's Interest. To exercise such right Trinity and Pyramid (or such successor) shall deliver to Crossmann written notice of exercise of such right (the "Trinity Notice") within three days of the Triggering Event (the "Exercise Period"). The Trinity Notice shall state the date for the closing of the purchase of Crossmann's Interest, which date shall not be more than 10 days from the date of the Triggering Event (the "Purchase Period").

          In the event Trinity and Pyramid (or such successor) do not deliver the Trinity Notice within the Exercise Period or fail to close the purchase within the Purchase Period, Crossmann shall have the right to purchase Trinity's and Pyramid's Interests (or the interests of any successor). To exercise such right, Crossmann shall deliver to Trinity and Pyramid (or such successor) a notice (the "Crossmann Notice") within 3 days of the later of (A) the expiration of the Exercise Period or, if the Trinity Notice is delivered to Crossmann (B) the expiration of the Purchase Period. The Crossmann Notice shall state the date of the closing of the purchase of Trinity's and Pyramid's Interest (or the interests of any successor) which date shall not be more than 10 days from the date of the Crossmann Notice.

          The purchase price for Crossmann's Interest shall be $6,450,000, except as may be adjusted pursuant to Section 8.6(a)(v) herein and shall be paid in cash by Trinity and Pyramid (or such successor) at the closing of the sale of Crossmann's Interest. The parties hereto agree that $6,450,000 is the approximate fair market value of Crossmann's Interest as of the date of the execution of this Agreement.

          The aggregate purchase price for Trinity's Interest and Pyramid's Interest (or the interests of any successor) shall be $6,450,000, except as may be adjusted pursuant to Section 8.6(a)(v) herein and shall be paid in cash by Crossmann at the closing of the sale of Trinity's and Pyramid's Interests (or the interests of any successor). The parties hereto agree that $6,450,000 is the approximate fair market value of Trinity's Interest and Pyramid's Interest as of the date of the execution of this Agreement.

          To the extent that at the date of the closing of a sale described in this Section 8.6(a) the Capital Account of either Crossmann or Pyramid and Trinity (or a successor), as applicable, is greater than less than the Capital Account of such Member(s) as of the date hereof then the purchase price to be paid for (A) Crossmann's Interest or (B) Trinity's Interest and Pyramid's
Interest, as applicable, shall be adjusted upward or downward, dollar for dollar, to the extent of any such excess or deficiency.

          Dispute Resolution. If a Triggering Event has occurred and neither Crossmann or Trinity and Pyramid (or any successors to their Units) elects to exercise its call right pursuant to the terms set forth in Section 8.6(a) above, the action on which the Board of Managers was unable to unanimously agree shall be submitted to binding arbitration. Such arbitration shall be administered by the American Arbitration Association according to its rules or as otherwise mutually agreed in writing by the parties hereto. Such arbitration proceedings shall be held in Marion County, Indiana or a contiguous county and shall be held within thirty (30) days from the date on which the Triggering Event occurred.

          Outstanding Loans. To the extent that at the date of closing of a sale described in Section 8.6(a) above, any loans made by the selling Member to the Company remain outstanding, such loans shall be repaid by the Company at the date of the closing.

                                     ARTICLE

                            DISSOCIATION OF A MEMBER

     SECTION.    DISSOCIATION.      A  person  ceases  to  be  a Member upon the
     -------
occurrence  of  any  of  the following events (each an "Event of Dissociation"):
     ----

          the Person withdraws from the Company, including any retirement or resignation from membership in the Company (as opposed to retirement or resignation merely from employment with the Company or any position as an officer of the Company);

          a Transfer of the Person's entire Interest, whether or not the Assignee is admitted as a Substitute Member, unless the Transfer is approved by the Surviving Member(s) and the Assignee as provided by Section 8.2 herein;

          in the case of a Person who is an individual, the individual's death or adjudication by a court of competent jurisdiction of the individual's mental incompetency or insanity;

          in the case of a Person who is acting as a Member by virtue of being a trustee of a trust, the termination of the trust, but not merely the substitution of a new trustee;

          in the case of a Person that is a partnership, limited partnership, limited liability partnership or limited liability company, the dissolution and commencement of winding up of the partnership, limited partnership, limited liability partnership or limited liability company;

          in the case of a Person that is a corporation, the dissolution of the corporation;

          in the case of a Person that is an estate, the distribution by the fiduciary of the estate's entire Interest in the Company; or

          Bankruptcy  of  the  Person.

     SECTION.  RIGHTS OF DISSOCIATING MEMBER.   Upon an Event of Dissociation as
     -------
to  a  Member:

          if the dissociation causes a dissolution and winding up of the Company under Article X, the Member shall be entitled to participate in the winding up of the Company to the same extent as any other Member, except that if the Event of Dissociation is a breach of this Agreement, any distributions to which the Member would have been entitled shall be reduced by any damages sustained by the Company as a result of the dissolution and winding up; and

          if the Event of Dissociation does not cause a dissolution and winding up of the Company under Article X, the Member shall not be entitled to any distribution solely by reason of the Member's dissociation, and thereafter shall only be entitled to participate as an Assignee in the Company. The Member shall not be entitled to a redemption of the Member's Interest or otherwise receive the value of the Member's Interest until such time, and in the manner, provided under Article X for the dissolution and winding up of the Company.

                                     ARTICLE

                           DISSOLUTION AND WINDING UP

     SECTION.    DISSOLUTION.     The Company shall be dissolved and its affairs
     -------
wound  up  on  the  first  of  the  following  to  occur:

          A unanimous determination by the Members that the Company shall be dissolved;

     (b) The occurrence of a Transfer described in Section 9.1(b) without the approval of the Surviving Members and the Assignee of such a Transfer; or

     (c)          At  such  earlier  time  as may be provided by applicable law.

Notwithstanding any other provision of this Agreement or the Act, the Members hereby agree that the business of the Company shall be continued upon the occurrence of an Event of Dissociation and that the Company shall not be dissolved upon the occurrence of an Event of Dissociation other than pursuant to the terms of Section 10.1.

     SECTION.  WINDING UP.   Upon dissolution, the Members shall proceed to wind
     -------
up and liquidate the business and affairs of the Company, and the Company may only carry on business that is appropriate to wind up and liquidate the business and affairs of the Company, including the following: (a) collecting the Company's assets; (b) disposing of properties that will not be distributed in kind to Members; (c) discharging or making provision for discharging liabilities; (d) distributing the remaining property among the Members; and (e) doing every other act necessary to wind up and liquidate the business and affairs of the Company. The Members shall follow the procedure for disposing of known claims set forth in Ind. Code 23-18-9-8 and shall publish notice of the
dissolution  of  the  Company  pursuant  to  Ind.  Code    23-18-9-9.

     SECTION.  DISTRIBUTION OF ASSETS.   Upon the winding up of the Company, the
     -------
assets  shall  be  distributed  as  follows:

          To creditors, including Members who are creditors to the extent permitted by law, in the order of priority as provided by law to satisfy the liabilities of the Company whether by payment or by the establishment of adequate reserves, excluding liabilities for distributions to Members pursuant to Article VII;

          To Members to repay any loans to the Company or to satisfy any liabilities for distributions pursuant to Article VII which remain unpaid; and

          To Members in accordance with the positive balances in their Capital Accounts after giving effect to all contributions, distributions and allocations for all periods.

                                     ARTICLE

                           INVESTMENT REPRESENTATIONS

     By the execution of this Agreement each of the Members acknowledges, agrees, represents and warrants that:

          The Member understands that investment in the Member's Interest (Units) in the Company involves a high degree of risk and is suitable only for sophisticated investors. The Member further understands that Interests (Units) are being offered in reliance upon an exemption from registration provided by the federal Securities Act of 1933, as amended, and an exemption from registration provided by applicable state securities laws.

          The Member is purchasing the Member's Interest (Units) for the Member's own investment and not with a view to the distribution or resale thereof to any other Person.

          The Company has disclosed to the undersigned, in writing, and the Member acknowledges, that the transferability of the Interest (Units) is severely limited and that the undersigned must continue to bear the economic risk of this investment for an indefinite period as these securities have not been registered under the Securities Act of 1933 or any state securities laws and therefore cannot be offered or sold unless they are subsequently registered under such acts or an exemption from such registration is available.

          The Member agrees that in addition to other prohibitions of and restrictions on transfer under this Agreement, the Member's Interest (Units) will not be sold without registration under the Securities Act of 1933 and any applicable state securities law, or until the undersigned has obtained an opinion of counsel satisfactory to the Company that such registration is not required in connection with any such transaction.
          The Member agrees that any certificates representing the Member's Interest (Units) may contain the following legend: "The Units represented by this certificate were acquired for investment only and not for resale. They have not been registered under the Securities Act of 1933 or any state securities law. These Units may not be sold, transferred, pledged, or hypothecated, except in accordance with the Amended and Restated Operating Agreement of the Company and if first registered under such laws, or unless the Company has received an opinion of counsel satisfactory to it that registration under such laws is not required." The Company may issue stop transfer instructions to its transfer agent (if any) or make a notation to such effect on its appropriate records.

          The Member's principal residence is at the address for the Member noted in this Agreement.

          The Member has and has had access to all material facts with respect to the Interest (Units) by reason of active involvement in the organization and/or management of the Company.

          The Member understands and agrees that the Member has no right to require the Company to register the Interest (Units) under Federal or state securities laws at any time, or to join in any future registration.

          The Member agrees to hold the Company and its Members and controlling persons (as defined in the Securities Act of 1933, as amended), and any persons affiliated with any of them or with the distribution of the Interest (Units), harmless from all expenses, liabilities, and damages (including reasonable attorneys' fees) deriving from a disposition of the Interest (Units) in a manner in violation of the Securities Act of 1933, as amended, or of any applicable state securities law or which may be suffered by reason of a breach of any of the covenants, representation and warranties contained in this Article XI.

                                     ARTICLE

                                   AMENDMENTS

     SECTION.    PROPOSAL  OF  AMENDMENTS.   Amendments to the Articles and this
     -------
Agreement may be proposed in writing by any Member. Copies of any amendments proposed to be made pursuant to this Section 12.1 shall be sent to the Members.

     SECTION.  APPROVAL OF AMENDMENTS.   Any amendment to this Agreement must be
     -------
approved  in  writing  by  all  the  Members.

                                     ARTICLE

                                  MISCELLANEOUS

     SECTION.   COMPLETE AGREEMENT.   This Agreement and the Articles constitute
     -------
the complete and exclusive statement of agreement among the Members with respect to its subject matter. This Agreement and the Articles replace and supersede all prior agreements by and among the Members or any of them. This Agreement and the Articles supersede all prior written and oral statements and no representation, statement, or condition or warranty not contained in this Agreement or the Articles will be binding on the Members or have any force or effect whatsoever.

     SECTION.    GOVERNING  LAW.    This Agreement and the rights of the parties
     -------
under this Agreement will be governed by, interpreted, and enforced in accordance with the laws of the State of Indiana.

     SECTION.    BINDING  EFFECT; CONFLICTS.   Subject to the provisions of this
     -------
Agreement relating to transferability, this Agreement will be binding upon and inure to the benefit of the Members, and their respective distributees, successors and assigns. This Agreement is subject to, and governed by, the Act and the Articles. In the event of a direct conflict between the provisions of this Agreement and the mandatory provisions of the Act or the provisions of the Articles, the provisions of the Act or the Articles, as the case may be, will be controlling.

     SECTION.  HEADINGS; INTERPRETATION.   All headings herein are inserted only
     -------
for convenience and ease of reference and are not to be considered in the construction or interpretation of any provision of this Agreement. The singular shall include the plural, and the masculine gender shall include the feminine and neuter, and vice versa, as the context requires.

     SECTION.   SEVERABILITY.   If any provision of this Agreement is held to be
     -------
illegal, invalid, unreasonable, or unenforceable under the present or future laws effective during the term of this Agreement, such provision will be fully severable; this Agreement will be construed and enforced as if such illegal, invalid, unreasonable, or unenforceable provision had never comprised a part of this Agreement; and the remaining provisions of this Agreement will remain in full force and effect and will not be affected by the illegal, invalid, unreasonable, or unenforceable provision or by its severance from this Agreement. Furthermore, in lieu of such illegal, invalid, unreasonable, or unenforceable provision, there will be added automatically as a part of this Agreement a provision as similar in terms to such illegal, invalid, unreasonable, or unenforceable provision as may be possible and be legal, valid, reasonable, and enforceable.

     SECTION.    MULTIPLE  COUNTERPARTS.      This  Agreement may be executed in
     -------
several  counterparts, each of which will be deemed an original but all of which
     -
will constitute one and the same instrument. However, in making proof with respect to this Agreement it will be necessary to produce only one copy hereof signed by the party to be charged.

     SECTION.    ADDITIONAL DOCUMENTS AND ACTS.   Each Member agrees to promptly
     -------
execute and deliver to the Company such additional documents, statements of interest and holdings, designations, powers of attorney, and other instruments, and to perform such additional acts, as the Company may determine to be necessary, useful or appropriate to complete the organization of the Company, effectuate, carry out and perform all of the terms, provisions, and conditions of this Agreement and the transactions contemplated by this Agreement, and to comply with all applicable laws, rules and regulations.

     SECTION.    NO  THIRD  PARTY  BENEFICIARY.    Except pursuant to the Pledge
     -------
Agreement, this Agreement is made solely and specifically among and for the benefit of the Members and their respective successors and assigns subject to the express provisions of this Agreement relating to successors and assigns. This Agreement is expressly not intended for the benefit of any creditor of the Company or any other third party. No creditor or other third party will have any rights, interest, or claims under the Agreement or be entitled to any benefits under or on account of this Agreement as a third party beneficiary or otherwise.

     SECTION.    NOTICES.      Any  notice  to be given or to be served upon the
     -------
Company  or  any Member in connection with this Agreement must be in writing and
     -
will be deemed to have been given and received when delivered to the address specified by the party to receive the notice. Such notices will be given to a Member at the address specified on Exhibit A. Any Member or the Company may, at any time by giving five days' prior written notice to the other Members and the Company, designate any other address in substitution of the foregoing address to which such notice will be given.

     SECTION.    TITLE TO COMPANY PROPERTY.   Legal title to all property of the
     -------
Company  will  be  held  and  conveyed  in  the  name  of  the  Company.

     SECTION.  RELIANCE ON AUTHORITY OF PERSON SIGNING AGREEMENT.   In the event
     -------
that  a  Member is not a natural person, neither the Company nor any Member will
(a) be required to determine the authority of the individual signing this Agreement to make any commitment or undertaking on behalf of such Person or to determine any fact or circumstance bearing upon the existence of the authority of such individual, or (b) be required to see to the application or distribution of proceeds paid or credited to individuals signing this Agreement on behalf of such Entity.

     SECTION.   NO REMEDIES EXCLUSIVE.   To the extent any remedies are provided
     -------
herein for a breach of this Agreement, the Articles or the Act, such remedies shall not be exclusive of any other remedies the aggrieved party may have, at law or in equity.

     SECTION.    ADVICE  OF  COUNSEL.      Each  person  signing this Agreement:
     -------

          understands  that  this Agreement contains legally binding provisions,

          is advised, and has had the opportunity, to consult with that person's own attorney, and has either consulted with the person's own attorney or consciously decided not to consult with the person's own attorney.

     SECTION.  INCORPORATED SCHEDULE AND EXHIBITS.   The following Schedules and
     -------
Exhibits are attached to and/or have been identified as Schedules and Exhibits to this Agreement and are incorporated in this Agreement by reference as if fully set forth herein:

     Schedule  I  to  Operating  Agreement  (Schedule  of          Definitions)
Exhibit  A  to  Operating  Agreement.    Names and Addresses of Members; Capital
Contributions;  and  Units  of  Members


                     [REMAINDER OF PAGE INTENTIONALLY BLANK]

     IN WITNESS WHEREOF, the Members have executed this Agreement on the date set forth opposite their signatures, to be effective on the Effective Date.


                              CROSSMANN  COMMUNITIES,  INC.


Date:                                                By:                    Its:
TRINITY  HOMES,  INC.


Date:                                                By:                    Its:
PYRAMID  MORTGAGE  CO.,  INC.


Date:                                                By:                    Its:

                                   SCHEDULE I
                                       TO
                               OPERATING AGREEMENT

                            (SCHEDULE OF DEFINITIONS)


     The terms used in this Agreement with their initial letters capitalized shall have, unless the context otherwise requires or unless otherwise expressly provided in this Agreement, the meanings specified in this Schedule I. Any term used but not defined in this Agreement shall have the meanings set forth in the Act. The singular shall include the plural, and the masculine gender shall include the feminine and neuter, and vice versa, as the context requires. When used in this Agreement, the following terms shall have the meanings set forth below:

     "ACT" means the Indiana Business Flexibility Act, as the same may be amended from time to time.

     "ADDITIONAL MEMBER" means any individual or Entity admitted as a Member pursuant to Section 3.9.

     "ADJUSTED CAPITAL ACCOUNT DEFICIT" means, with respect to any Member, the deficit balance, if any, in such Member's Capital Account as of the end of the relevant fiscal year, after giving effect to the following adjustments:

     Credit to such Capital Account any amounts which such Member is obligated to restore pursuant to any provision of this Agreement or is deemed to be obligated to restore pursuant to the penultimate sentences of Treasury Regulation Sections 1.704-2(g)(1) and 1.704-2(i)(5); and

     Debit to such Capital Account the items described in Treasury Regulation Sections 1.704-1(b)(2)(ii)(d)(4), 1.704-1(b)(2)(ii)(d)(5) and
1.704-1(b)(2)(ii)(d)(6).

The foregoing definition of Adjusted Capital Account Deficit is intended to comply with the provisions of Treasury Regulation Section 1.704-1(b)(2)(ii)(d) and shall be applied in a manner consistent with such intent.

     "AFFILIATE" means any individual, partnership, corporation, limited liability company, trust, or other Entity directly or indirectly, through one or more intermediaries, controlling, controlled by, or under common control with a Member. The term "control," as used in the immediately preceding sentence, means, with respect to a corporation the right to exercise, directly or indirectly, more than 50% of the voting rights attributable to the controlled corporation, and, with respect to any individual, partnership, trust or other Entity, the possession, directly or indirectly, of the power to direct or cause the direction of the management or policies thereof.

     "AGREEMENT" means this Operating Agreement of the Company, as originally executed and as amended from time to time.

     "ASSIGNEE" means any "assignee" as that term is used in Ind. Code 23-18-6-3 and -4, and includes any transferee or recipient of a Transfer of any Unit or Units, or any portion thereof.

     "AVAILABLE CASH" means all cash funds of the Company on hand from time to time (other than cash funds obtained as contributions to the capital of the Company by the Members and cash funds obtained from loans to the Company) after payment or provision for (i) all operating expenses of the Company as of such time, (ii) all outstanding and unpaid current obligations of the Company as of such time, and (iii) a working capital reserve. All decisions made by the Company, its Board of Managers and its Members relating to the operation of the Company's business, the Company's obligations, establishment and maintenance of a working capital reserve and the resulting amount of Available Cash shall be made in good faith, with a view toward maximizing gross sales, gross profit and pre-tax income, and in compliance with the Company's obligation under the Pledge Agreement. The Company, the Board of Managers and the Members shall arrange for adequate capital and cash flow for the reasonable and realistic operations of the Company, propose and set reasonable and realistic budgets and goals for the Company, and shall not sell or permit to be sold any assets of the Company except in the ordinary course of business. In the event of any transactions between the Company and any of the Members, or any owners or affiliates or subsidiaries thereof, all activities will be undertaken in good faith and at fair and competitive pricing.

     "BANK"  means  NBD  Bank,  N.A.

     "BANKRUPTCY"  means, and a Member shall be deemed a "Bankrupt Member" upon,
(i) the entry of a decree or order for relief against the Member by a court of competent jurisdiction in any involuntary case brought against the Member under any bankruptcy, insolvency or other similar law (collectively, "Debtor Relief Laws") generally affecting the rights of creditors and relief of debtors now or hereafter in effect, (ii) the appointment of a receiver, liquidator, assignee, custodian, trustee, sequestrator or other similar agent under applicable Debtor Relief Laws for the Member or for any substantial part of its assets or property, (iii) the ordering of the winding up or liquidation of the Member's affairs, (iv) the filing of a petition in any such involuntary bankruptcy case, which petition remains undismissed for a period of 180 days or which is not dismissed or suspended pursuant to Section 303 of the Federal Bankruptcy Code (or any corresponding provision of any future United States bankruptcy laws),
(v) the commencement by the Member of a voluntary case under any applicable Debtor Relief Laws now or hereafter in effect, (vi) the consent by the Member to the entry of an order for relief in an involuntary case under any such laws or to the appointment of or the taking of possession by a receiver, liquidator, assignee, trustee, custodian, sequestrator or other similar agent under any applicable Debtor Relief Laws for the Member or for any substantial part of its assets or property, or (vii) the making by a Member of any general assignment for the benefit of its creditors.

     "CAPITAL ACCOUNT" means the individual accounts established and maintained pursuant to Section 3.5(a) and in the manner provided by Treasury Regulation
Section  1.704-1(b)(2)(iv),  as  amended  from  time  to  time.

     "CAPITAL CONTRIBUTION" means the total value of cash and agreed fair market value of property contributed and agreed to be contributed to the Company by each Member, as shown on Exhibit A, as the same may be amended from time to time. Any reference in this Agreement to the Capital Contribution of a current Member shall include a Capital Contribution previously made by any prior Member for the interest of such current Member, reduced by any distribution to such prior Member in return of "Capital Contribution" as contemplated in this Agreement. Additional Capital Contributions may be made by a Member only with the consent of all other Members.

     "CODE" means the Internal Revenue Code of 1986, as amended. All references in this Agreement to sections of the Code shall include any corresponding provision or provisions of any succeeding law.

     "COLLATERAL AGENT" means NBD Bank, N.A., in its capacity as "Collateral Agent" under the Pledge Agreement.

     "COMPANY" means shall have the meaning set forth in the preamble to this Agreement.

     "COMPANY MINIMUM GAIN" has the meaning set forth in Treasury Regulation Sections 1.704-2(b)(2) and 1.704-2(d) with respect to "partnership minimum gain," substituting the word "member" for "partner" and "company" for "partnership" wherever they appear.

     "ENTITY" means any association, corporation, general partnership, limited partnership, limited liability partnership, limited liability company, joint stock association, joint venture, firm, trust, business trust, cooperative, or foreign associations of like structure.

     "EVENT OF DISSOCIATION" means any of the events listed in Section 9.1 upon which a Person ceases to be a Member.

     "LENDERS" means NBD Bank, N.A., Eagle Investments I, LLC and Thomas D. Rush, each in his or its capacity as a "Lender" under the Pledge Agreement.

     "INTEREST" means the entire ownership interest of a Member in the Company at any particular time, including the right of such Member to any and all benefits to which a Member may be entitled as provided in this Agreement and under the Act, together with the obligations of such Member to comply with all of the terms and provisions of this Agreement.

     "MAJORITY IN INTEREST OF THE MEMBERS" means the Member(s) who hold a majority of the outstanding Units. "Majority in Interest of the remaining
Members" means those Members holding a majority of the outstanding Units, excluding the Member in question and that Member's Units. In this regard, Unit(s) or any portion thereof that are the subject of an effective Transfer to an Assignee not a Substitute Member shall not be considered outstanding Units.

     "MANAGER"  OR  "MANAGERS" means the Persons elected as Managers pursuant to
Section  5.1.

     "MEMBER" OR "MEMBERS" refers to the parties to this Agreement as indicated on Exhibit A, and any Additional Members or Substitute Members.

     "MEMBER  NONRECOURSE DEBT" has the meaning set forth in Treasury Regulation
Section 1.704-2(b)(4) with respect to "partner nonrecourse debt," substituting the word "member" for "partner" and "company" for "partnership" wherever they appear.

     "MEMBER NONRECOURSE DEBT MINIMUM GAIN" means an amount, with respect to each Member Nonrecourse Debt, equal to the Company Minimum Gain that would result if such Member Nonrecourse Debt were treated as a Nonrecourse Liability, determined in accordance with Treasury Regulation Section 1.704-2(i)(3).

     "MEMBER NONRECOURSE DEDUCTIONS" has the meaning set forth in Treasury Regulation Sections 1.704-2(i)(1) and 1.704-2(i)(2) with respect to "partner nonrecourse deductions," substituting the word "member" for "partner" and "company" for "partnership" wherever they appear.

     "NONRECOURSE  DEDUCTIONS"  has the meaning set forth in Treasury Regulation
Section  1.704-2(b)(1).

     "OPERATING  AGREEMENT"  means  this  Agreement.

     "PERCENTAGE INTEREST" means the number of Units of a Member in relation to the total number of outstanding Units of all Members.

     "PERSON"  means  an  individual  or  an  Entity.

     "PLEDGE AGREEMENT" means that certain Pledge Agreement, dated October , 1997, by and among Trinity, Pyramid, the Remaining Shareholders, the Company, Crossmann, Lenders and the Collateral Agent.

     "PRINCIPAL  OFFICE"  means the address established pursuant to Section 2.2.

     "REMAINING SHAREHOLDERS" means Mark W. Thune, James D. McKenzie and John E. McKenzie.

     "SUBSTITUTE MEMBER" means any individual or entity admitted as a Member pursuant to Section 8.4.

     "SURVIVING MEMBER" shall mean, in the event of a Transfer of the Units (Interest) of any Member, the remaining Member(s) of the Company, excluding the Assignee.

     "TRANSFER" means any "assignment" as that term is used in Ind. Code 23-18-6-3 and -4, and includes any gift, sale, exchange, assignment, conveyance, alienation or other transfer, whether voluntary or involuntary, and includes any Transfer to a receiver, bankruptcy trustee, judgment creditor, lienholder, holder of a security interest, pledge or other encumbrance, and Transfer upon judicial order or other legal process (such as a Transfer in connection with divorce proceedings).

     "UNIT"  refers  to  a  unit  of  measurement  of  a  Member's  Interest  as established in Section 3.2. Whenever reference is made to "Percentage Interest," a Unit may be converted into the same by dividing a Member's number of Units by the total of all Units outstanding. In this regard, Unit(s) or any portion thereof that are the subject of an effective Transfer to an Assignee not a Substitute Member shall not be considered outstanding Units.





















































                                    EXHIBIT A
                                    ---------
                             TO OPERATING AGREEMENT
                             ----------------------

                     NAMES AND ADDRESSES OF MEMBERS; CAPITAL
                       CONTRIBUTIONS; AND UNITS OF MEMBERS
                             (AS OF OCTOBER 1, 1997)




                                                         Current
                                                         --------
                                   Capital               Number
                                   --------------------  --------
Member. . . . . . . . . . . . . .  Contribution          of Units
---------------------------------  --------------------  --------
Crossmann Communities, Inc. . . .  $        2.6 million       450
9202 North Meridian Street
Suite 300
Indianapolis, Indiana 46268
Trinity Homes, Inc. . . . . . . .  $        2.6 million       400
12734 Hamilton Crossing Boulevard  in assets
Carmel, Indiana 46032
Pyramid Mortgage Company, Inc.. .     100% of ownership        50
2734 Hamilton Crossing Boulevard.  interest in Pyramid
Carmel, Indiana 46032 . . . . . .  Mortgage, LLC






EXHIBIT  21.1
-------------

AMENDED  SUBSIDIARIES  OF  THE  REGISTRANT
------------------------------------------

1.        Merit  Realty,  Inc.
2.        Crossmann  Communities  of  Ohio,  Inc.
3.        Deluxe  Homes  of  Lafayette,  Inc.
4.        Deluxe  Homes,  Inc.
5.        Trimark  Homes,  Inc.
6.        Trimark  Development,  Inc.
7.        Crossmann  Management,  Inc.
8.        Deluxe  Aviation,  Inc.
9.        Crossmann    Investment,  Inc.
10.    Crossmann  Mortgage  Corp.
11.    Cutter  Homes,  LTD.
12.    Crossmann  Communities  of  Tennessee,  LLC




EXHIBIT  23.1
-------------

INDEPENDENT  AUDITORS'  CONSENT

We  consent  to  the  incorporation  by reference in Registration Statement Nos.
33-94568,  333-2626,  333-4980  and  333-05147  on  Forms  S-8  and Registration
Statement No. 333-35509 on Form S-3 each of Crossmann Communities, Inc. of our report dated February 10, 1998, appearing in the Annual Report on Form 10-K of Crossmann Communities, Inc. for the year ended December 31, 1997.






DELOITTE  &  TOUCHE  LLP
Indianapolis,  Indiana
March  27,  1998