Form 10-Q
period 1998-03-31
CROSSMANN COMMUNITIES INC
filed 1998-05-04
CIK 911644

Securities and Exchange Commission
                             Washington D.C.  20549

                                    FORM 10-Q

[  X  ]    Quarterly  Report  Pursuant to Section 13 or 15 (d) of the Securities
Exchange  Act  of  1934  For  the  Period  Ended  March  31,  1998.

[      ]    Transition Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange  Act  of  1934  For  the  Transition  Period  From  -_______________ to
________________.

Commission  file  number    0-22562


     CROSSMANN  COMMUNITIES,  INC.
     -----------------------------



INDIANA. . . . . . . . . . . . . . . . .                   35-1880120
----------------------------------------  ---------------------------
 (State of incorporation). . . . . . . .  (I.R.S. Identification No.)
  9202 NORTH MERIDIAN STREET
INDIANAPOLIS, IN . . . . . . . . . . . .                        46260
----------------------------------------  ---------------------------
(Address of principal executive offices)                   (Zip Code)
(317) 843-9514
----------------------------------------
 (Telephone number)



          Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No
                                                                         ---




          There  were  11,138,229   Common shares outstanding as of May 1, 1998.

                           CROSSMANN COMMUNITIES, INC.
                                    FORM 10-Q

                                      INDEX

Part  I.  Financial  Information.

     Item  1.          Financial  Statements.

Consolidated balance sheets as of March 31, 1998 (unaudited) and December 31, 1997.

Consolidated unaudited statements of income for the three months ended March 31, 1998 and 1997.

               Consolidated unaudited statements of cash flows for the three months ended March 31, 1998 and 1997.

               Notes to consolidated unaudited financial statements for the three months ended March 31, 1998 and 1997.

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

     Item  3.          Defaults  upon  Senior  Securities.

     Item  4.          Submission  of  Matters  to  a  Vote of Security Holders.

     Item  5.          Other  Information.

     Item  6.          Exhibits  and  Reports  on  Form  8-K.


Signatures.

                         PART I.  FINANCIAL INFORMATION.

ITEM  1.    FINANCIAL  STATEMENTS



                           CROSSMANN COMMUNITIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS




                                            March 31, 1998    December 31, 1997
                                            ----------------  ------------------
                                                 (unaudited)
                                            ----------------
ASSETS
  Cash and cash equivalents. . . . . . . .  $      3,083,475  $        5,526,138
  Retainages . . . . . . . . . . . . . . .         1,426,842             886,766
  Real estate inventories. . . . . . . . .       163,833,681         153,523,571
  Furniture and equipment, net . . . . . .         3,355,723           3,310,345
  Investments in joint ventures. . . . . .        12,406,861          12,354,474
  Goodwill, net. . . . . . . . . . . . . .         3,752,812           3,817,650
  Other assets . . . . . . . . . . . . . .         6,241,761           5,856,819
                                            ----------------  ------------------
Total assets . . . . . . . . . . . . . . .  $    194,101,155  $      185,275,763
                                            ================  ==================


Liabilities and shareholders' equity
  Accounts payable . . . . . . . . . . . .  $     10,036,452  $       15,924,136
  Accrued expenses and other liabilities .         6,902,473           7,426,217
  Notes payable. . . . . . . . . . . . . .        63,632,431          51,122,431
                                            ----------------  ------------------
Total liabilities. . . . . . . . . . . . .        80,571,356          74,472,784

Commitments and contingencies

Shareholders' equity:
  Common shares. . . . . . . . . . . . . .        55,726,356          55,548,737
  Retained earnings. . . . . . . . . . . .        57,803,443          55,254,242
                                            ----------------  ------------------
Total shareholders' equity . . . . . . . .       113,529,799         110,802,979
                                            ----------------  ------------------
Total liabilities and shareholders' equity  $    194,101,155  $      185,275,763
                                            ================  ==================

See  accompanying  notes.






                           CROSSMANN COMMUNITIES, INC.
                                AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------


                                             1998          1997
                                      ------------  ------------
Sales of residential real estate . .  $56,323,242   $46,821,263
Cost of residential real estate sold   44,527,551    37,074,010
                                      ------------  ------------
Gross profit . . . . . . . . . . . .   11,795,691     9,747,253

Selling, general and
 administrative. . . . . . . . . . .    7,858,452     6,353,310
                                      ------------  ------------
Income from operations . . . . . . .    3,937,239     3,393,943

Other income, net. . . . . . . . . .      518,712       313,525
Interest expense . . . . . . . . . .     (216,117)     (285,620)
                                      ------------  ------------
                                          302,595        27,905
                                      ------------  ------------

Income before income taxes . . . . .    4,239,834     3,421,848
Income taxes . . . . . . . . . . . .    1,690,633     1,368,731
                                      ------------  ------------
Net income . . . . . . . . . . . . .  $ 2,549,201   $ 2,053,117
                                      ============  ============

Weighted average number of
 common shares outstanding:
  Basic. . . . . . . . . . . . . . .   11,118,066     9,188,652
                                      ============  ============
  Diluted. . . . . . . . . . . . . .   11,348,131     9,294,335
                                      ============  ============
Net income per common share:
  Basic. . . . . . . . . . . . . . .  $       .23   $       .22
                                      ============  ============
 Diluted . . . . . . . . . . . . . .  $       .22   $       .22
                                      ============  ============

See  accompanying  notes.






                              CROSSMANN COMMUNITIES, INC.
                                   AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                  Three Months       hree Months
                                                  Ended March 31,    Ended March 31,
                                                  -----------------  -----------------
                                                              1998               1997
                                                  -----------------  -----------------
Operating activities:
Net Income . . . . . . . . . . . . . . . . . . .  $      2,549,201   $      2,053,117
Adjustments to reconcile net income to net cash
  flows from operating activities:
    Depreciation . . . . . . . . . . . . . . . .           129,796            164,512
    Amortization . . . . . . . . . . . . . . . .            57,506             40,723
    Cash provided (used) by changes in:
      Retainages . . . . . . . . . . . . . . . .          (540,076)          (516,959)
      Real estate inventories. . . . . . . . . .       (10,310,110)       (11,475,710)
      Other assets . . . . . . . . . . . . . . .          (377,611)          (508,560)
      Accounts payable . . . . . . . . . . . . .        (5,887,594)         1,964,417
      Accrued expenses and other liabilities . .          (523,752)           289,909
                                                  -----------------  -----------------
Net cash flows from operating activities . . . .       (14,902,640)        (7,988,549)

Investing activities:
Purchases of furniture and equipment . . . . . .          (175,174)          (184,460)
Investments in joint ventures. . . . . . . . . .           (52,387)          (441,838)
                                                  -----------------  -----------------
Net cash used by investing activities. . . . . .          (227,561)          (626,298)

Financing activities:
Proceeds from bank borrowing . . . . . . . . . .        41,855,000         24,965,000
Principal payments on bank borrowing . . . . . .       (29,300,000)       (16,318,000)
Payments on notes and long-term debt . . . . . .           (45,081)           (32,153)
Proceeds from sale of common shares. . . . . . .           177,619                -0-
                                                  -----------------  -----------------
Net cash provided by financing activities. . . .        12,687,538          8,614,847
                                                  -----------------  -----------------

Net decrease in cash and cash equivalents. . . .        (2,442,663)               -0-
Cash and cash equivalents at beginning of period         5,526,138            100,000
                                                  -----------------  -----------------
Cash and cash equivalents at end of period . . .  $      3,083,475   $        100,000
                                                  =================  =================

See  accompanying  notes.




CROSSMANN  COMMUNITIES,  INC.  AND  SUBSIDIARIES
Notes  to  Unaudited  Consolidated  Financial  Statements


Basis  of  Presentation
     Crossmann Communities, Inc. (the "Company") is engaged primarily in the development, construction, marketing and sale of new single-family homes for first time and first move-up buyers. The Company also acquires and develops land for construction of such homes and originates mortgage loans for the buyers. The Company operates in Indianapolis, Ft. Wayne and Lafayette, Indiana; Cincinnati, Columbus and Dayton, Ohio; Louisville and Lexington, Kentucky; and Memphis, Tennessee.

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

Effective December 1997, SFAS 128 relating to the computation and presentation of earnings per share, became effective. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation  to  the  numerator  and denominator of the diluted EPS computation.
 .
THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

Results  of  Operation
Sales for the three months ended March 31, 1998 increased approximately $9.5 million, or 20.3%, over the same period in 1997. This increase reflects more homes closed (479 homes in 1998 as compared to 420 in 1997) and higher selling prices ($117,585 per home for the period in 1998 as compared to $111,479 in 1997.) Management attributes the increase in unit closings principally to the contribution of closings in Louisville, Lexington and Memphis, new markets which had very few closings in the first quarter of last year. Management attributes the increase in average selling price to improving prices overall but also to closings in Ohio where homes are generally sold with a basement and in Lexington where average selling prices are substantially higher than in Crossmann's Indiana markets.

Gross profit increased approximately $2 million for the three months ended March 31, 1998, over the same period the year before. Gross profit as a percentage of sales increased from 20.8% in 1997 to 20.9% in 1998. This improvement is due principally to a lower level of capitalized interest, resulting from Crossman's equity offering last year.
Selling, general and administrative expenses increased $1.5 million during the three months ended March 31, 1998 compared to the same period in 1997, due in part to sale commissions on the higher sales and increased overhead related to the Company's new markets. Selling, general and administrative expenses increased as a percentage of sales from 13.57% to 13.95%.

Other income increased $274,690 for the three months ended March 31, 1998 compared to the same period the year before. Although interest expense was higher during the first quarter of 1997 due to higher inventory levels, earnings from land development joint ventures were also higher and more than offset the increase. Trinity Homes LLC, ("Trinity") a homebuilding joint venture in Indianapolis posted a slight gain of $255. Trinity generates nearly all of its income in the second half of the year.

Income before income taxes for the three months ended March 31, 1998 increased $817,986, from more than $3.4 million in 1997 to more than $4.2 million in
1998, an increase of approximately 24%. Income before income taxes as a percentage of sales increased to 7.5% of sales in 1998 compared to 7.3% in 1997. This increase is due principally to increased sales volume with stable selling, general and administrative expenses.

Net income was $496,084 higher for the first quarter of 1998 than for the first quarter of 1997, an increase of 24.2%. As a percentage of sales, net income increased to 4.5% from 4.4% during the same period in 1997.

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

Sales backlog at March 31, 1998 was 1,759 with an aggregate sales value of approximately $190.8 million, compared to 1,614 homes with an aggregate sales value of approximately $173 million at March 31, 1997, an increase of approximately 8.9%. This increase reflects a higher year-end backlog (1,080 at December 31, 1997 compared to 1,006 at December 31, 1996) and stronger sales in the first quarter of 1998 (1,158 contracts written in the first quarter of 1998 compared to 1,028 in 1997, an increase of 13%). Orders in new markets of Louisville, Lexington and Memphis and improving orders in Ft. Wayne offset declines in Indianapolis, Lafayette and Ohio. Management attributes declines to
inclement  weather  in  March.    January  and  February  sales  were  strong.

Changes  in  Financial  Position
Income from operations and new borrowings on the line of credit were used primarily to finance real estate inventories, which increased approximately $10.3 million or 6.7% from their December 31, 1997 level. The expansion in inventory during the first quarter is a normal seasonal trend. Winter weather slows closings but does not prevent work on houses under construction from continuing; therefore, investment in inventory grows.

Retainages increased $540,076 in the first quarter, or 61%. This increase is also seasonal. Mortgage companies retain escrows for the completion of exterior landscape items. As weather permits, yards will be completed and retainages will be released to the Company during the second and third quarters of the year.

Notes payable increased approximately $12.5 million during the first quarter of 1998 as the line of credit was used to finance inventories.

Capital  Resources  and  Liquidity
On December 22, 1995 the Company issued senior notes pari passu with its senior bank facility, in the amount of $25 million, to be repaid over nine years at a fixed interest rate of 7.625%. At March 31, 1998, $19.4 million was the outstanding note balance.

To finance inventory expansion during the first quarter, the Company at March 31, 1998, had drawn funds on its senior bank line of credit in the amount of $43,452,000. On March 31, 1998, Crossmann amended its credit agreement with Bank One, Indiana, NA, to reduce its interest rate, to streamline its covenants, and to extend the maturity of the line to March 31, 2000.

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

FUTURE  TRENDS

On April 27, 1998, Crossmann announced its entry into Charlotte, North Carolina. Crossmann acquired an option to purchase 74 lots in Charlotte and is actively negotiating to purchase land at other sites. Marketing should commence mid-summer 1998.






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


a)  Exhibits


Exhibit  Description of Exhibit
Number
3.1 . .  Amended and restated Articles of Incorporation of Crossmann Communities, Inc.
         (Incorporated by reference to Exhibit 3.1 to Form S-1 Registration Statement No.
                                                                                    33-68396.)
3.2 . .  Bylaws of Crossmann Communities, Inc. (Incorporated by reference to Exhibit 3.2 to Form S-1 Registration Statement No. 33-68396.)
4.1 . .  Specimen Share Certificate for Common Shares.  (Incorporated by reference to
         Exhibit 2.9 to Form S-1 Registration Statement No. 33-68396.)
10.2. .  1993 Outside Director Stock Option Plan.  (Incorporated by reference to Exhibit 10.2 to Form S-1 Registration Statement No. 33-68396.)
10.3. .  1993 Employee Stock Option Plan.  (As amended as of May 22, 1996.)
10.37 .  Note Agreement dated as of December 19, 1995, $25,000,000 7.625% Senior Notes
         due December 9, 2004, by Crossmann Communities, Inc., et al. (Incorporated by
         reference to Exhibit 10.37 to From 10-K dated March 18, 1996.)
10.38 .  7.625% Senior Note due December 19, 2004, issued to Combined Insurance
         Company by Crossmann Communities, Inc., et al.  (Incorporated by reference to
         Exhibit 10.38 to Form 10-K dated March 18, 1996.)
10.39 .  7.625% Senior Note due December 19, 2004, issued to Minnesota Mutual Life
         Insurance company by Crossmann Communities, Inc., et al.  (Incorporated by
         reference to Exhibit 10.39 to Form 10-K dated March 18, 1996.)
10.40 .  Amended and Restated Credit Agreement, dated December 22, 1995, by and between Crossmann Communities, Inc., et al. and Bank One, Indianapolis N.A.
         (Incorporated by reference to Exhibit 10.40 to Form 10-K dated March 18, 1996.)

10.41 .  First Amendment to Amended and Restated Credit Agreement, dated March 27,
         1997, by and between Crossmann Communities, Inc. et al. and Bank One, Indiana
         N.A.  (Incorporated by reference to Exhibit 10.41 to Form 10-Q dated May 13,
                                                                                        1997.)
10.42 .  Promissory Note, dated March 27, 1997, by and between Crossmann Communities,
         Inc. et al. and Bank One, Indiana, N.A.  (Incorporated by reference to Exhibit 10.42 to Form 10-Q dated May 13, 1997.)
10.51 .  Second Amendment to Amended and Restated Credit Agreement, dated March 31,
         1998, by and between Crossmann Communities, Inc. et. al. and Bank One,
         Indianapolis, NA.
10.5. .  Promissory Note, dated March 31, 1998, by and between Crossmann Communities,
         Inc. et al. and Bank One, Indiana, N.A.
19.1. .  Lease by and between Pinnacle Properties LLC ("Landlord") and Crossmann
         Communities, Inc. ("Tenant"), 9202 North Meridian Street, Suite 300, Indianapolis,
         Indiana 46260, executed April 18, 1994.  (Incorporated by reference to Exhibit 19.1 to Form 10-Q dated August 12, 1994.)
21.2. .  Amended subsidiaries of the registrant, dated March 28, 1996.  (Incorporated by reference to Exhibit 21.2 to Form 10-Q dated August 13, 1996.)
27.1. .  Financial Data Schedule for the quarter ended March 31, 1998.
27.2. .  Financial Data Schedule for the years ended December 31, 1995 and 1996, and for the quarters ended March 31, 1996 and June 30, 1996.
27.3. .  Financial Data Schedule for the quarters ended September 30, 1996, March 31, 1997,
         June 30, 1997 and September 30, 1997.



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






CROSSMANN  COMMUNITIES,  INC.


 /s/  Jennifer  A.  Holihen
---------------------------
Jennifer  A.  Holihen
Director,  Chief  Financial  Officer;
Treasurer;  Secretary;
(Principal  Financial  and  Accounting  Officer)





Dated:    May  1,  1998







Exhibit  10.51
--------------


                               SECOND AMENDMENT TO
                      AMENDED AND RESTATED CREDIT AGREEMENT


     CROSSMANN COMMUNITIES, INC., an Indiana Corporation (the "Company") and BANK ONE, INDIANA, NA, (formerly known as Bank One, Indianapolis, NA) a national banking association (the "Bank") being parties to that certain Amended and Restated Credit Agreement dated December 21, 1995, as amended by that certain First Amendment to Amended and Restated Credit Agreement dated as of March 31, 1997 (collectively, the "Agreement"), hereby enter into this Second Amendment to Amended and Restated Credit Agreement (this "Amendment") in order to further amend the Agreement as follows:


     SECTION  1.  DEFINITIONS.   All defined terms used in this Amendment unless
     ----------   -----------
otherwise defined herein shall have their respective meanings set forth in the Agreement. Further, the following definitions appearing in Section 1 of the Agreement are hereby amended and restated in their respective entireties as follows:

           "Borrowing  Base" means for the Company and the Current Subsidiaries,
            ---------------
determined on a consolidated basis an amount equal to the sum of: (i) one hundred percent (100%) of cash and cash equivalents; (ii) eighty percent (80%) of the lesser of the net book value or current market value of inventory of speculative homes and model homes completed or under construction, and winter foundations, on land which the Company or a Current Subsidiary owns and with respect to which neither the Company nor a Current Subsidiary has a contract with a third party to build a house; (iii) ninety percent (90%) of the lesser of the net book value or current market value of inventory of residential housing completed or under construction on land which the Company or a Current Subsidiary owns and has a contract with a third party to build a house; (iv) sixty-five percent (65%) of the lesser of the net book value or current market value of Land Held for Future Development; (v) sixty-five percent (65%) of the lesser of the net book value or current market value of Land Under Development and Developed Lots; (vi) ninety-five percent (95%) of receivables held in escrow; and (vii) the lesser of Ten Million Dollars ($10,000,000.00) or fifty percent (50%) of the net book value of the Company's unencumbered multi-family unit inventory completed or under construction; provided that, notwithstanding the foregoing, in no event shall the sum of the amounts attributable to items
(iv)  and  (v)  above  exceed the sum of the amounts attributable to items (i) ,
(ii),  (iii),  (vi)  and  (vii).



           "LIBOR-based  Rate"  means  that  per annum rate of interest which is
            -----------------
equal  to  the  sum  of  the  London  Interbank Offered Rate plus the Applicable
Spread.

           "Revolving  Loan  Maturity Date" means March 31, 2000, and thereafter
            ------------------------------
any subsequent date to which the Commitment may be extended by the Bank pursuant to the terms of Section 2(d).


     SECTION  2.    NEW  DEFINITIONS.    The  following definitions are added to
     ----------     ----------------
Section  1  of  the  Agreement  as  follows:
     -

           "Applicable  Spread"  means  that  number  of percentage points to be
            ------------------
taken into account in determining the per annum rate at which interest will accrue on the Revolving Loan based on the London Interbank Offered Rate determined by reference of the ratio of the Company's Total Debt to its Total Capitalization in accordance with the following table:

     Ratio  of  Total  Debt  to  Total  Capitalization         Applicable Spread
     -------------------------------------------------         -----------------

Greater  than  or  equal  to  .51:1.0                                  1.60%

 .33-.50:1.0                                                      1.45%

00-.32:1.0                                                      1.30%

          The Applicable Spread shall be determined on the basis of the financial statements of the Company for each fiscal quarter furnished to the Bank pursuant to the requirements of Section 5(b) with prospective effect for the following fiscal quarter. Interest will accrue and be payable in any fiscal quarter on the basis of Applicable Spread in effect during the preceding fiscal quarter until an adjustment is made under the terms of this provision. The Applicable Spread shall be adjusted on the first interest payment date which follows receipt by the Bank of the financial statements upon which such adjustment is based. In the event that the Company fails to deliver the financial statements and compliance certificates required under Section 5(b) for any month which ends a fiscal quarter, then the Applicable Spread shall be the largest spread shown on the above table from the date such financial statements were required to be delivered until the first interest payment date which follows delivery to the Bank of such financial statements. It is noted that the above table provides an Applicable Spread for a ratio of Total Debt to Total Capitalization greater than that which is permitted under the terms of Section 5(g)(iii). For the avoidance of doubt, it is agreed that it is the intent of the parties that the Bank shall be free to exercise all remedies otherwise provided for in this Agreement in the event of a violation of the Company of the covenants stated in Section 5(g)(iii), notwithstanding the accrual of interest upon the Loan at a rate determined in accordance with this definition.

 "Joint  Venture  Land" shall mean, as of the date of any determination thereof,
  --------------------
land owned or in the process of development by a joint venture entity formed to engage principally in land development activity and in which the Company or any Current Subsidiary is a joint venture partner.

           "Second  Amendment"  means  that  certain  agreement  entitled Second
            -----------------
Amendment to Amended and Restated Credit Agreement entered into by and between the Company and the Bank dated as of March 31, 1998.


     SECTION  3.    REVOLVING  LOAN.    Section  2(e) of the Agreement is hereby
     ----------     ---------------
amended  and  restated  in  its  entirety and a new Section 2(j) is added to the
     -
Agreement  as  follows:

          (e)       Letters of Credit.  At any time that the Company is entitled
                    -----------------
to an Advance under the Revolving Loan, the Bank shall, upon the application of the Company, or the Company and any Subsidiary if the context so requires, issue for the account of the Company or the respective Subsidiary as applicable, a standby letter of credit (each a "Letter of Credit") in an amount not in excess of the maximum Advance that the Company would then be entitled to obtain under the Revolving Loan, provided that (A) the total amount of Letters of Credit which are outstanding at any time shall not exceed $5,000,000.00, (B) the issuance of any Letter of Credit with a maturity date beyond the Revolving Loan Maturity Date shall be entirely at the discretion of the Bank, (c) the form of the requested Letter of Credit shall be satisfactory to the Bank in the reasonable exercise of the Bank's discretion, and (D) the Company, or the Company and Crossmann Partnership as the context so requires, shall have executed an application and reimbursement agreement for the Letter of Credit (a "Reimbursement Agreement") on the Bank's standard form (currently in the form of Exhibit "G"). While any Letter of Credit is outstanding, the maximum amount of
------------
advances which may be outstanding under the Revolving Loan shall be reduced by the maximum amount available to be drawn under the Letter of Credit. The Company shall pay the Bank a commission for each Letter of Credit issued equal to one and one-half percent (1-1/2%) of the maximum amount available to be drawn under the Letter of Credit. Such commissions shall be calculated on the basis of a 360-day year and the actual number of days in the period during which the Letter of Credit will be outstanding. The Company shall pay the Bank's standard transaction fees with respect to any transactions occurring on account of any Letter of Credit. Commissions shall be payable quarterly in advance when the related Letters of Credit are issued and thereafter on the first Banking Day of each subsequent three-month period from the date of issuance so long as such Letter of Credit is outstanding, and transaction fees shall be payable upon completion of the transactions as to which they are charged. All such commissions and fees may be debited by the Bank to any deposit account of the Company carried with the Bank without further authority, and in any event, shall be paid by the Company within ten (10) days following billing.

          (j)        Unused Fee.  In addition to interest on the Revolving Loan,
                     ----------
the Company shall pay to the Bank an unused fee for each partial or full calendar quarter during which the Commitment is outstanding equal to twenty one-hundredths percent (.20%) per annum of the average daily excess of the Commitment over the principal balance of the Revolving Loan. Unused fees for each calendar quarter shall be due and payable within ten (10) days following the Bank's submission of a statement of the amount due. Such fees may be debited by the Bank when due to any demand deposit account of the Company carried with the Bank without further authority.


     SECTION  4.    FINANCIAL  COVENANTS.  Sections 5(g)(ii) and 5(g)(iv) of the
     ----------     --------------------
Agreement are hereby amended and restated in their respective entireties and a new Section 5(g)(viii) is added to the Agreement as follows:

(ii)         Consolidated Tangible Net Worth.  The Company shall maintain at all
             -------------------------------
times its Consolidated Tangible Net Worth at a level not less than an amount equal to the sum of Ninety Million and 00/100 Dollars ($90,000,000.00) plus
Fifty Percent (50%) of Consolidated Net Earnings determined on a cumulative basis for each fiscal quarter ending on and after December 31, 1997; provided, that for the purposes of the foregoing calculation, in the event that Consolidated Net Earnings is a deficit figure for any such fiscal quarter, Consolidated Net Earnings for such fiscal quarter shall be deemed to be zero and, accordingly, shall not reduce the amount of Consolidated Tangible Net Worth required to be maintained pursuant to this Section.

          (iv)          Ratio  of Consolidated Land to Consolidated Tangible Net
                        --------------------------------------------------------
Worth. The Company shall maintain at all times the ratio of its Consolidated Land to Consolidated Tangible Net Worth at a level not greater than 1.25 to 1.00

          (viii)      Equity in Joint Ventures.  The sum of the Company's equity
                      ------------------------
investment in land development joint ventures formed to engage principally in land development, plus all loans from the Company to such joint ventures, shall not at any time exceed twenty-five percent (25%) of the Company's Consolidated Tangible Net Worth.


     SECTION  5.   INVESTMENTS.  Section 6(d) of the Agreement is hereby amended
     ----------    -----------
by  the  addition  of  a  new  clause  (ix)  thereto  as  follows:

          (ix) Investments in non-consolidated joint venture partnerships formed to engage principally in single-family land development.


     SECTION 6.  REPRESENTATIONS AND WARRANTIES.  In consideration for the terms
     ---------   ------------------------------
and provisions hereof, the Company represents and warrants that each of its representations and warranties appearing in Section 3 of the Agreement are complete and correct as of the date hereof except that:

          (a) Section 3(a) shall be deemed to also include as Current Subsidiaries Cutter Homes, Ltd., a corporation organized, existing and in good standing under the laws of the Commonwealth of Kentucky, Crossmann Communities of Tennessee, LLC, a limited liability company organized, existing and in good standing under the laws of the State of Tennessee, Crossmann Properties, LLC, a limited liability company, organized, existing and in good standing under the laws of the State of Indiana, Crossmann Investments, Inc., a corporation organized, existing and in good standing under the laws of the State of Indiana, and Crossmann Management, Inc., a corporation organized, existing and in good standing under the laws of the State of Indiana.
          (b) The representation appearing in Section 3(d) shall be deemed to also refer to the most recent financial statements delivered by the Company to the Bank; and

          (c) The representation appearing in Section 3(l) shall be deemed to refer to Subsidiaries of the Company created after the date of the Agreement with the prior consent of the Bank.


     SECTION  7.  CONDITIONS  PRECEDENT.    As  conditions  precedent  to  the
     ----------   ---------------------
effectiveness  of this Amendment, the Bank shall have received the following, in
     -----
form  and  substance  acceptable  to  the  Bank:

          (a)          This  Amendment  duly  executed  by  the  Company;

          (b)      The Revolving Note in the form of Exhibit "A" attached hereto
                                                     -----------
(the "Revolving Note") which hereafter shall be deemed to be the Revolving Note for all purposes of the Agreement;

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

          (e) The Reaffirmation of Guaranty (each a "Reaffirmation of Guaranty") of each of the Current Subsidiaries in the forms of Exhibits "B, "C,"
                                                                        --- ----
"D,"  "E,"  "F," "G," "H," "I," ",J" "K," "L" "M," "N," and "O" attached hereto.
----  ----  ---- ---- ---- ---- ---- ---- --- ---- ----     ---

          (f) A Certificate of Existence for the Company issued by the Indiana Secretary of State as of a recent date.

          (g) An opinion of counsel for the Company as to the due execution and delivery and enforceability of this Amendment, the Revolving Note, and all other documents to be executed by the Company pursuant hereto.

          (h) The reasonable fees of Bank's counsel incurred in connection with the drafting, negotiation and closing of this Amendment.

          (i)          Such  other documents as the Bank may reasonably require.


     SECTION  8.    REAFFIRMATION OF AGREEMENT.  Except as specifically modified
     ----------     --------------------------
herein, the Agreement is hereby reaffirmed and shall remain in full force and effect as originally written and as may have been previously amended.


     IN WITNESS WHEREOF, the Company and the Bank have entered into this Second Amendment to Amended and Restated Credit Agreement by their respective duly authorized officers as of this 31st day of March, 1998.


          CROSSMANN  COMMUNITIES,  INC.,  an  Indiana  corporation


               By:          /s/Jennifer  A.  Holiehn
                            ------------------------
                    Jennifer  A.  Holihen,  Secretary



          BANK ONE, INDIANA, NA, formerly known as Bank One, Indianapolis, NA, a national banking association



               By:          /s/  Daniel  H.  Hatfield
                            -------------------------
               Daniel  H.  Hatfield,  Vice  President



























EXHIBIT  10.52
--------------

                                 PROMISSORY NOTE
                                (REVOLVING LOAN)

                                                       Indianapolis,  Indiana
$60,000,000.00
Dated:    March  31,  1998

Final  Maturity:    March  31,  2000

     On or before March 31, 2000 ("Final Maturity"), CROSSMANN COMMUNITIES, INC., an Indiana corporation (the "Maker") promises to pay to the order of BANK ONE, INDIANA, NA (the "Bank") at the principal office of the Bank at Indianapolis, Indiana, the principal sum of Sixty Million and 00/100 Dollars ($60,000,000.00) or so much of the principal amount of the Loan represented by this Note as may be disbursed by the Bank under the terms of the Credit Agreement described below, and to pay interest on the unpaid principal balance outstanding from time to time as provided in this Note.

     This Note evidences indebtedness (the "Loan") incurred or to be incurred by the Maker under a revolving line of credit extended to the Maker by the Bank under an Amended and Restated Credit Agreement dated December 21, 1995 (as amended, the "Credit Agreement"). All references in this Note to the Credit Agreement shall be construed as references to that Agreement as it may be amended from time to time. The Loan is referred to in the Credit Agreement as the "Revolving Loan." Subject to the terms and conditions of the Credit Agreement, the proceeds of the Loan may be advanced and repaid and re-advanced until Final Maturity. The principal amount of the Loan outstanding from time to time shall be determined by reference to the books and records of the Bank on which all Advances under the Loan and all payments by the Maker on account of the Loan shall be recorded. Such books and records shall be deemed prima facie
                                                                     ----- -----
to  be  correct  as  to  such  matters.

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

          If any installment of interest due under the terms of this Note prior to maturity is not paid in full when due, then the Bank at its option and without prior notice to the Maker, may assess a late payment fee in an amount equal to the greater of $50.00 or five percent (5%) (not exceeding a maximum fee of $250.00) of the amount past due. Each late payment fee assessed shall be due and payable on the earlier of the next regularly scheduled interest payment date or the maturity of this Note. Waiver by the Bank of any late payment fee assessed, or the failure of the Bank in any instance to assess a late payment fee shall not be construed as a waiver by the Bank of its right to assess late payment fees thereafter.

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

     This Note is given in renewal, replacement and modification of that certain Promissory Note (Revolving Loan) from the Maker to the Bank dated December 21, 1995, in the original principal amount of $40,000,000.00 and with a final maturity date of March 31, 1998, as replaced by that certain Promissory Note (Revolving Loan) from the Maker to the Bank dated March 31, 1997, in the original principal amount of $60,000,000.00 and with a final maturity date of March 31, 1999.

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


                                   CROSSMANN  COMMUNITIES,  INC.


                                   By:          /s/  Jennifer  A.  Holihen
                                                --------------------------
                                        Jennifer  A.  Holihen,  Secretary


                                   EXHIBIT "A"