Form 10-Q
period 1998-06-30
CROSSMANN COMMUNITIES INC
filed 1998-08-14
CIK 911644

Securities and Exchange Commission
                            Washington D.C.  20549

                                  FORM 10-Q

[  X  ]    Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange  Act  of  1934  For  the  Period  Ended  June  30,  1998.

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




There  were  11,480,921  Common  shares  outstanding  as  of  August 14, 1998.

                         CROSSMANN COMMUNITIES, INC.
                                  FORM 10-Q

                                    INDEX

Part  I.  Financial  Information.

     Item  1.          Financial  Statements.

Consolidated  balance  sheets as of June 30, 1998 (unaudited) and December 31,
1997.

Consolidated unaudited statements of income for the Three Months Ended June 30, 1998 and 1997, and for the Six Months ended June 30, 1998 and 1997.

Consolidated unaudited statements of cash flows for the six months ended June 30, 1998 and 1997.

Notes to consolidated unaudited financial statements for the six months ended June 30, 1998 and 1997.

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

     Item  3.          Defaults  upon  Senior  Securities.

     Item  4.          Submission  of  Matters  to a Vote of Security Holders.

     Item  5.          Other  Information.

     Item  6.          Exhibits  and  Reports  on  Form  8-K.


Signatures.

                       PART I.  FINANCIAL INFORMATION.

Item  1.    Financial  Statements




                          CROSSMANN COMMUNITIES, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                                            JUNE 30, 1998    DECEMBER 31, 1997
                                            ---------------  ------------------
                                                (UNAUDITED)
                                            ---------------
ASSETS
  Cash and cash equivalents                 $    10,641,734  $        5,526,138
  Retainages                                      1,483,423             886,766
  Real estate inventories                       199,765,671         153,523,571
  Furniture and equipment, net                    3,730,513           3,310,345
  Investments in joint ventures                  15,341,969          12,354,474
  Goodwill, net                                  15,037,702           3,817,650
  Other assets                                    7,091,840           5,856,819
                                            ---------------  ------------------
Total assets                                $   253,092,852  $      185,275,763
                                            ===============  ==================


LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable and other liabilities    $    24,835,414  $       23,350,353
  Notes payable                                 101,011,994          51,122,431
                                            ---------------  ------------------
Total liabilities                               125,847,408          74,472,784

Commitments and contingencies

Shareholders' equity:
  Common shares                                  64,139,430          55,548,737
  Retained earnings                              63,106,014          55,254,242
                                            ---------------  ------------------
Total shareholders' equity                      127,245,444         110,802,979
                                            ---------------  ------------------
Total liabilities and shareholders' equity  $   253,092,852  $      185,275,763
                                            ===============  ==================

See  accompanying  notes.









                                 CROSSMANN COMMUNITIES, INC.
                                       AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  THREE  MONTHS  ENDED  JUNE  30,                    SIX MONTHS ENDED JUNE 30,



                                             1998          1997           1998           1997
                                      ------------  ------------  -------------  -------------

Sales of residential real estate      $91,226,487   $69,538,866   $147,549,729   $116,360,129
Cost of residential real estate sold   72,171,510    55,564,577    116,699,067     92,638,587
                                      ------------  ------------  -------------  -------------
Gross profit                           19,054,977    13,974,289     30,850,662     23,721,542

Selling, general and
 administrative                        10,876,479     7,588,432     18,734,943     13,941,742
                                      ------------  ------------  -------------  -------------
Income from operations                  8,178,498     6,385,857     12,115,719      9,779,800

Other income, net                         984,307       236,775      1,503,018        550,300
Interest expense                         (398,267)     (303,630)      (614,383)      (589,250)
                                      ------------  ------------  -------------  -------------
                                          586,040       (66,855)       888,635        (38,950)
                                      ------------  ------------  -------------  -------------

Income before income taxes              8,764,538     6,319,002     13,004,354      9,740,850
Income taxes                            3,461,949     2,578,739      5,152,582      3,947,470
                                      ------------  ------------  -------------  -------------
Net income                            $ 5,302,589   $ 3,740,263   $  7,851,772   $  5,793,380
                                      ============  ============  =============  =============

Weighted average number of
 common shares outstanding:
     Basic                             11,242,535     9,202,949     11,180,543      9,195,840
     Diluted                           11,489,251     9,328,652     11,417,926      9,366,492
                                      ============  ============  =============  =============
Net income per common share:
     Basic                            $       .47   $       .41   $        .70   $        .63
     Diluted                          $       .46   $       .40   $        .69   $        .62
                                      ============  ============  =============  =============


See  accompanying  notes.





                              CROSSMANN COMMUNITIES, INC.
                                    AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                      SIX MONTHS        SIX MONTHS
                                                      ENDED JUNE 30,    ENDED JUNE 30,
                                                      ----------------  ----------------
                                                                 1998              1997
                                                      ----------------  ----------------
OPERATING ACTIVITIES:
Net Income                                            $     7,851,772   $     5,793,380
Adjustments to reconcile net income to net cash
  flows from operating activities:
    Depreciation                                              307,050           318,097
    Amortization                                              105,848            81,148
    Gain on sale of equipment                                     -0-            (2,651)
    Cash provided (used) by changes in:
      Retainages                                             (596,657)         (362,950)
      Amounts due from related parties                         60,558             2,787
      Real estate inventories                             (23,564,263)      (20,552,886)
      Other assets                                           (270,700)       (1,005,204)
      Accounts payable                                     (5,828,685)        3,742,955
      Amounts due to related parties                              -0-               -0-
      Accrued expenses and other liabilities                5,661,656          (194,415)
                                                      ----------------  ----------------
Net cash flows from operating activities                  (16,273,421)      (12,179,739)

INVESTING ACTIVITIES:
Purchases of furniture and equipment                         (380,795)         (398,425)
Proceeds from disposition of furniture and equipment              -0-             2,651
Investments in joint ventures                              (2,987,495)       (1,547,860)
Business acquisitions                                      (9,669,888)          124,840
                                                      ----------------  ----------------
Net cash used by investing activities                     (13,038,178)       (1,818,794)

FINANCING ACTIVITIES:
Proceeds from bank borrowing                               89,977,946        64,000,644
Principal payments on bank borrowing                     (105,847,000)      (49,663,000)
Proceeds from issue of senior notes                        50,000,000               -0-
Payments on notes and long-term debt                              -0-           361,611
Proceeds from sale of common shares                           296,249           225,500
                                                      ----------------  ----------------
Net cash provided by financing activities                  34,427,195        13,998,533
                                                      ----------------  ----------------

Net increase in cash and cash equivalents                   5,115,596               -0-
Cash and cash equivalents at beginning of period            5,526,138           100,000
                                                      ----------------  ----------------
Cash and cash equivalents at end of period            $    10,641,734   $       100,000
                                                      ================  ================

See  accompanying  notes.




CROSSMANN  COMMUNITIES,  INC.  AND  SUBSIDIARIES

NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS

1.    BASIS  OF  PRESENTATION
Crossmann  Communities,  Inc.  ("Crossmann"  or  the  "Company")  is  engaged primarily in the development, construction, marketing and sale of new single-family homes for first time and first move-up buyers. The Company also acquires and develops land for construction of such homes and originates mortgage loans for the buyers. The Company operates in Indianapolis, Ft. Wayne and Lafayette, Indiana; Cincinnati, Columbus and Dayton, Ohio; Louisville and Lexington, Kentucky; Memphis, Tennessee; and Myrtle Beach, South Carolina. In 1998, Crossmann has also entered Charlotte, North Carolina and Nashville, Tennessee with start-up operations; no revenue has yet been generated in these markets.

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

2.    ACQUISITIONS
On May 5, 1998, Crossmann acquired the assets of Paragon Builders, Inc. ("Paragon"), a homebuilding company in Memphis, Tennessee, for approximately $3.8 million in cash and notes and the assumption of approximately $3.3 million in debt. The excess of cost over estimated fair value of assets acquired and liabilities assumed was approximately $3.2 million.

On May 29, 1998, Crossmann acquired Pinehurst Builders, Inc. and related entities ("Pinehurst"), a homebuilding company in Myrtle Beach, South Carolina. Crossmann issued approximately $8.3 million in stock (311,938 shares) and $5.4 million in cash in exchange for the equity in the Company. Crossmann also assumed approximately $10.7 million in debt and approximately $4.4 million in other liabilities. The transaction gave rise to approximately $7.8 million in goodwill.

The acquisitions have been accounted for under the purchase method of accounting and the allocation of the purchase price to assets acquired and liabilities assumed is based upon preliminary estimates of fair value. The acquisitions were not material, individually or in the aggregate, therefore,
pro  forma  information  has    not  been  presented.

3.    JOINT  VENTURES
The Company has entered into joint ventures with various real estate developers and owns 50% or less in each venture. These joint ventures are accounted for using the equity method. At June 30, 1998, investments in and advances to these joint ventures totaled approximately $15.3 million, compared to approximately $12.4 million at December 31, 1997.

4.    CREDIT  ARRANGEMENTS
On June 11, 1998, the Company issued an additional $50 million in senior notes, payable over 10 years at a fixed rate of 7.75%. Interest is payable quarterly. Equal annual principal reductions of $8,333,334 commence June 11, 2003.


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

The Company's business is subject to weather-related seasonal factors that can affect quarter-to-quarter results of operations. The number of sales contracts signed tends to be higher during the first four months of the year, creating a backlog that declines during the second half of the year. A home is included in "backlog" upon execution of a sales contract by the customer, and sales and cost of sales are recognized when the title is transferred and the home is delivered to the buyer at "closing." Adverse weather conditions during the first and second quarters of the year usually restrict site development work, and construction limitations generally result in fewer closings during this period. Results of operation during the first half of the year also tend to reflect increased costs associated with adverse weather. RESULTS OF OPERATION: THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997.

Sales increased approximately $21.7 million, or 31.2%, to approximately $91.2 million in the second quarter of 1998 from approximately $69.5 million for the same period in 1997. Sales were higher primarily as a result of increased home closings; 812 homes were closed in the second quarter of 1998 compared to 616 homes closed during the second quarter of 1997. Part of the increase in closings is attributable to the contribution of closings in Crossmann's new markets: Lexington, entered via acquisition in June 1997, and Memphis, by acquisition in September 1997, generated 79 closings in the second quarter of 1998. Myrtle Beach, South Carolina, entered by acquisition in May 1998, contributed 27 closings. Excluding these new markets, the Company closed 90 more units in the second quarter of 1998 than in the second quarter of 1997, an increase of 14.6%.

Gross profit increased approximately $5.1 million, or 36.4%, to approximately $19.1 million for the second quarter of 1998 from approximately $14.0 million for the second quarter of 1997. This represents a gross margin of 20.9% of sales in the second quarter of 1998 as compared to 20.1% of sales in the second quarter of 1997. This increase was due to generally improving margins in Crossmann's more established markets. Moderate lumber prices, volume purchasing arrangements and low interest rates all contributed to better margins.

Selling, general and administrative expenses increased approximately $3.3 million, or 43.3%, to approximately $10.9 million for the second quarter of 1998 from approximately $7.6 million for the second quarter of 1997. This increase reflects increased sales commissions on the higher sales volume and increased overhead incurred to achieve higher production. Selling, general and administrative expenses increased as a percentage of sales to 11.9% in the second quarter of 1998 from 10.9% in the second quarter of 1997.

Income before income taxes increased approximately $2.4 million, or 38.7%, to approximately $8.8 million in the second quarter of 1998 from approximately
 $6.3 million in the second quarter of 1997. The Company's effective tax rate was 39.5% in the second quarter of 1998 as compared to 40.8% in the second quarter of 1997. Net income increased approximately $1.6 million, or 41.8%, to approximately $5.3 million in the second quarter of 1998 from approximately $3.7 million in the second quarter of 1997. Net income as a percentage of sales increased to 5.8% in the second quarter of 1998 from 5.4% in the second quarter of 1997.

RESULTS  OF  OPERATION:    SIX  MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX
MONTHS  ENDED  JUNE  30,  1997.

Sales increased approximately $31.2 million, or 26.8%, to approximately $147.5 million for the six months ended June 30, 1998 from approximately $116.4 million for the six months ended June 30, 1997. Sales were higher primarily as a result of increased home closings; 1,291 homes were closed in the six months ended June 30, 1998, compared to 1,036 homes closed during the six
months  ended  June  30,1997.   Selling prices were also higher, approximately
$114,400 per home for the six months ended June 30, 1998 as compared to approximately $112,300 during the same period in 1997. Part of the increase in closings is attributable to the contribution of Crossmann's new markets. Lexington, entered through acquisition in June 1997, and Memphis, entered through acquisition in September 1997, generated 109 closings in the first half of 1998. Myrtle Beach, South Carolina, entered through acquisition in May 1998, contributed 27 closings. Excluding these new markets, the Company closed 119 more units in 1998 than in 1997, an increase of 11%. Gross profit increased approximately $7.1 million, or 30.0%, to approximately $30.9 for the six months ended June 30, 1998 from approximately $23.7 million for the six months ended June 30, 1997. This represents a gross margin of 20.9% of sales in the first six months of 1998 as compared to 20.4% of sales in the first six months of 1997. This improvement was due to generally improving margins in Crossmann's more established markets. Moderate lumber prices, volume purchasing arrangements and low interest rates contributed to better margins.

Selling, general and administrative expenses increased approximately $4.8 million , or 34.4% , to approximately $18.7 million for the six months ended June 30, 1998 from approximately $13.9 million for the six months ended June 30, 1997. This increase reflects increased sales commissions on the higher sales volume and higher advertising and administrative expenses associated with the Company's new divisions. Selling, general and administrative expenses as a percentage of sales increased to 12.7% in the first six months
of  1998  from  12.0%  in  the  first  six  months  of    1997.

Income before income taxes increased approximately $3.3 million, or 33.5%, to approximately $13.0 million for the six months ended June 30, 1998 from approximately $9.7 million for the six months ended June 30, 1997. The Company's effective tax rate was 39.6% in the first six months of 1998 as compared to 40.5% in the first six months of 1997. Net income increased approximately $2.1 million, or 35.5%, to approximately $7.9 million in the first six months of 1998 from approximately $5.8 million in the first six months of 1997. Net income as a percentage of sales increased to 5.3% in 1998 from 5.0% in 1997.

CHANGES  IN  FINANCIAL  POSITION

Cash
Crossmann holds more in cash and marketable securities at June 30, 1998 than at December 31, 1997 to take advantage of a change in pricing of its $60.0 million unsecured bank line of credit. Lower interest can be achieved by committing outstandings on the line for fixed periods; occasionally a temporary cash surplus occurs when such commitments are in place and the line cannot be reduced. (See "Credit Arrangements" under Notes to Unaudited Consolidated Financial Statements.) From time to time the Company will make such commitments to minimize interest cost.

Retainages
Retainages increased approximately $597,000 in the first half of the year, or 67.3%. This increase is also seasonal. Mortgage companies retain escrows for the completion of exterior landscape items. As weather permits, yards will be completed and retainages will be released to the Company during the second half of the year.

Inventory
Real estate inventories increased approximately $46.2 million, or 30.1%, from their December 31, 1997 level. Expansion in inventory during the first half is a normal seasonal trend. Winter weather slows closings but does not prevent work on houses under construction from continuing; therefore, investment in inventory generally grows during the first half of the year. Inventories also increased due to the acquisition of Paragon and Pinehurst.

Goodwill
Goodwill increased approximately $11.2 million or 293.9% during the first half of 1998. Of this increase, approximately $3.2 million was related to the acquisition of Paragon and $7.8 million was related to the acquisition of Pinehurst.

Notes  Payable
Notes payable increased approximately $49.9 million during the first six months of 1998 as borrowings were used to finance real estate inventories, acquisitions, and joint venture investments.


CAPITAL  RESOURCES  AND  LIQUIDITY

At June 30, 1998, the Company had approximately $10.6 million in cash and cash equivalents.

The Company's primary uses of capital are home construction costs and the purchase and development of land. Real estate inventories were approximately $199.8 million, or 78.9% of total assets, at June 30, 1998, compared to $153.5 or 82.8% of total assets at December 31, 1997. Capital is also used for the addition and improvement of equipment used in administering the business and for model home furnishings.

Cash expenditures are financed with cash from operations and with borrowings from a $60.0 million unsecured line of credit with Bank One, Indiana, N.A. and its participant, NBD, Indianapolis, N.A. The line of credit bears interest at the banks's prime lending rate, but permits portions of the outstanding balance to be committed for fixed periods of time at a rate equal to LIBOR plus 1.45%. The credit facility matures March 31, 2000.

The Company also has approximately $19.4 million of senior notes outstanding, payable through 2004 at a fixed interest rate of 7.625%, payable quarterly. On December 21, 1998, the Company will make a scheduled reduction in the outstanding principal balance of the senior notes of $2,777,778. On June 11,1998 the Company issued $50.0 million in new notes, payable over 10 year at a fixed interest rate of 7.75%, payable quarterly. Annual principal reductions of $8,333,334 begin June 11, 2003.

To facilitate Crossmann's acquisitions in May of 1998, and in anticipation of closing on the $50 million notes, the Company obtained a temporary supplemental line of credit of $10.0 million from Bank One, Indiana, N.A. No balances were outstanding on this line at June 30, 1998. The temporary facility expired July 15, 1998.

The note agreements and the bank line of credit require compliance with certain financial and operating covenants and place certain limitations on the Company's investments in land and unconsolidated joint ventures. The agreements also restrict payments of cash dividends on the common shares by the Company.

The Company's credit arrangements are expected to provide adequate liquidity for planned internal growth and capital expenditures. In the event that the Company seeks to accelerate growth through the acquisition of large parcels of land or of other homebuilding companies, additional capital may be needed. The Company believes that such capital could be obtained from banks or other financing alternatives, from the issuance of additional shares, or from seller financing; however, there can be no assurances that the Company would be able to secure the necessary capital.

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

Backlog at June 30, 1998 was 2,234 homes with an aggregate sales value of approximately $250.4 million, compared to 1,638 homes with an aggregate sales value of approximately $177.8 million at June 30, 1997. The increase in the number of homes in backlog is approximately 36.4%. Year-end backlog was slightly higher, with 1,080 in backlog at December 31, 1997, compared to 1,006 at December 31, 1996. New orders in the first half of 1998 were higher as well: 2,187 contracts were written in the first half of 1998 as compared to 1,668 in 1997, an increase of 31.1%). In addition, Crossmann acquired 58 homes in backlog with its acquisition of Paragon and 225 homes in backlog with its acquisition of Pinehurst during the second quarter of 1998.

OTHER  BUSINESS  CONDITIONS

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

Seasonality
The Company's business is subject to weather-related seasonal factors which can affect quarterly results of operations. During the first and second quarters of the year, weather conditions usually restrict site development work and limit construction. This generally results in fewer closings during this period. Results of operations during the first half of the year may also reflect increased costs associated with adverse weather . The number of sales contracts signed tends to rise during the first four months of the year, creating a backlog which declines during the second half of the year.


                         PART II.  OTHER INFORMATION

The following items for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related explanations or are inapplicable and therefore have been omitted:

Item  1.    Legal  Proceedings.
Item  2.    Changes  in  Securities.
Item  3.    Defaults  Upon  Senior  Securities.
Item  5.    Other  Information.

ITEM  4.    SUBMISSIONS  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

At the Company's annual meeting on May 28, 1998, there were represented either in person or by proxy 9,653,780 shares of the Company's common shares, representing 86.7% of the total common shares outstanding. At the meeting, 9,644,934 of the shares present in person or by proxy voted in favor of Richard H. Crosser and James C. Shook for election to the Board, and Messrs. John B. Scheumann, and Larry S. Wechter and Jennifer A. Holihen continue as members of the Board. Additionally, 9,623,380 of the common shares present in person or by proxy voted in favor of the ratification of Deloitte & Touche LLP as the Company's independent auditors for the year ending December 31, 1998.


ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K.


a)  Exhibits



Exhibit  Description of Exhibit
Number
3.1      Amended and restated Articles of Incorporation of Crossmann Communities, Inc.
         (Incorporated by reference to Exhibit 3.1 to Form S-1 Registration Statement No. 33-
                                                                                       68396.)
3.2      Bylaws of Crossmann Communities, Inc. (Incorporated by reference to Exhibit 3.2 to Form S-1 Registration Statement No. 33-68396.)
4.1      Specimen Share Certificate for Common Shares.  (Incorporated by reference to
         Exhibit 2.9 to Form S-1 Registration Statement No. 33-68396.)
10.1     1993 Outside Director Stock Option Plan.  (Incorporated by reference to Exhibit 10.2 to Form S-1 Registration Statement No. 33-68396.)
10.2     1993 Employee Stock Option Plan, As amended as of May 22, 1996.  (Incorporated by reference to Exhibit 10.3 to Form 10-Q dated August 13, 1996.)
10.37    Note Agreement dated as of December 19, 1995, $25,000,000 7.625% Senior Notes
         due December 9, 2004, by Crossmann Communities, Inc., et al. (Incorporated by
         reference to Exhibit 10.37 to From 10-K dated March 18, 1996.)
10.38    7.625% Senior Note due December 19, 2004, issued to Combined Insurance
         Company by Crossmann Communities, Inc., et al.  (Incorporated by reference to
         Exhibit 10.38 to Form 10-K dated March 18, 1996.)
10.39    7.625% Senior Note due December 19, 2004, issued to Minnesota Mutual Life
         Insurance company by Crossmann Communities, Inc., et al.  (Incorporated by
         reference to Exhibit 10.39 to Form 10-K dated March 18, 1996.)
10.40    Amended and Restated Credit Agreement, dated December 22, 1995, by and between Crossmann Communities, Inc., et al. and Bank One, Indianapolis N.A.
         (Incorporated by reference to Exhibit 10.40 to Form 10-K dated March 18, 1996.)
10.41    First Amendment to Amended and Restated Credit Agreement, dated March 27, 1997, by and between Crossmann Communities, Inc. et al. and Bank One, Indiana N.A.
         (Incorporated by reference to Exhibit 10.41 to Form 10-Q dated May 13, 1997.)
10.42    Promissory Note, dated March 27, 1997, by and between Crossmann Communities,
         Inc. et al. and Bank One, Indiana, N.A.  (Incorporated by reference to Exhibit 10.40 to Form 10-Q dated May 13, 1997.)
10.43    Second Amendment to Amended and Restated Credit Agreement, dated March 31,
         1998, by and between Crossmann Communities, Inc. et al. and Bank One, Indiana
         N.A. (Incorporated by reference to Exhibit 10.51 to Form 10-Q dated May 13, 1997.)
10.44    Third Amendment to Amended and Restated Credit Agreement, dated May 13, 1998, by and between Crossmann Communities, Inc. et al. and Bank One, Indiana, N.A.
10.45    Form of 7.75% Senior Note due June 11, 2008, issued to various insurance companies by  Crossmann Communities, Inc. et al.
10.46    Note Agreement dated as of June 11, 1998, $50,000,000 7.75% Senior Notes due
         June 11, 2008, by Crossmann Communities, Inc., et al.
10.47    Asset Purchase Agreement, dated May 5, 1998 by and among Crossmann
         Communities, Inc., Crossmann Communities of Tennessee, LLC, Paragon Properties,
         LLC, W. V. Richerson, Jr. and William R. Hyneman.
10.48    Employment contract dated May 5, 1998, by and among Crossmann Communities of
         Tennessee, LLC and W.V. Richerson, Jr.
10.49    Agreement and Plan of Merger, dated May 29, 1998 by and among Crossmann
         Communities, Inc., Crossmann Communities of North Carolina, Inc., Pinehurst
         Builders, Inc. Buck Creek Development, Inc. CTS Communications, Inc. Beach
         Vacations, Inc. James T. Callihan, Ralph R. Teal, Jr., Jeffrey H. Skelley, and H.
         Gilford Edwards.
10.50    Purchase agreement dated May 29,1998, by and between Crossmann Communities of North Carolina, Inc., True Blue Development, LLC, and James T. Callihan, Ralph
         R. Teal, Jr., Jeffrey H. Skelley, Charles D. Floyd and Ralph Jones.
10.51    Agreement and Plan of Merger, dated May 29, 1998, by and among Crossmann
         Communities, Inc., Crossmann Communities of North Carolina, Inc., River Oaks
         Golf Development Corporation and James T. Callihan, Ralph R. Teal, Jr., Jeffrey H.
         Skelley, Charles D. Floyd and Ralph C. Jones.
10.52    Employment contract dated May 29, 1998, by and among Crossmann Communities of North Carolina, Inc., Crossmann Communities, Inc. and H. Gilford Edwards.
10.53    Employment contract dated May 29, 1998, by and among Crossmann Communities of North Carolina, Inc., Crossmann Communities, Inc. and James T. Callihan
10.54    Employment contract dated May 29, 1998, by and among Crossmann Communities of North Carolina, Inc., Crossmann Communities, Inc. and Ralph R. Teal, Jr.
10.55    Employment contract dated May 29, 1998, by and among Crossmann Communities of North Carolina, Inc., Crossmann Communities, Inc. and Jeffrey H. Skelley.
19.1     Lease by and between Pinnacle Properties LLC ("Landlord") and Crossmann
         Communities, Inc. (Tenant"), 9202 North Meridian Street, Suite 300, Indianapolis,
         Indiana 46260, executed April 18, 1994.  (Incorporated by reference to Exhibit 19.1 to Form 10-Q dated August 12, 1994.)
21.1     Amended subsidiaries of the registrant, dated August 13, 1998.
27.1     Financial Data Schedule for the quarter ended June 30, 1998.


(b)  Reports  on  Form  8-K.

None.


                                  SIGNATURES


     Pursuant to the requirements of Sections 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



CROSSMANN  COMMUNITIES,  INC.


/s/  Jennifer  A.  Holihen
Jennifer  A.  Holihen
Director,  Chief  Financial  Officer;
Treasurer;  Secretary;
(Principal  Financial  and  Accounting  Officer)

Dated:    August  14,  1998
                               EXHIBIT 10.44
THIRD  AMENDMENT  TO
                    AMENDED AND RESTATED CREDIT AGREEMENT


     CROSSMANN COMMUNITIES, INC., an Indiana corporation (the "Company") and BANK ONE, INDIANA, NA, (formerly known as Bank One, Indianapolis, NA) a national banking association (the "Bank") being parties to that certain Amended and Restated Credit Agreement dated December 21, 1995, as amended by that certain First Amendment to Amended and Restated Credit Agreement dated as of March 31, 1997, and further amended by that certain Second Amendment to Amended and Restated Credit Agreement dated as of March 31, 1998 (collectively, the "Agreement"), hereby enter into this Third Amendment to Amended and Restated Credit Agreement (this "Amendment") in order to further amend the Agreement as follows:


      1. DEFINITIONS. All defined terms used in this Amendment unless otherwise defined herein shall have their respective meanings set forth in the
Agreement.    Further,  the  following definition is added to Section 1 of the
Agreement  as  follows:

               "Third Amendment" means that certain agreement entitled "Third Amendment to Amended and Restated Credit Agreement" entered into by and between the Company and the Bank dated as of May 13, 1998.


          2.       REVOLVING LOAN.  Section 2(a) and the first sentence of
Section 2(b) of the Agreement are hereby amended and restated in their respective entireties as follows:

          (a) The Commitment -- Use of Proceeds. Until the Revolving Loan Maturity Date, the Bank agrees to make Advances (collectively, the "Revolving Loan") under a revolving line of credit from time to time to the Company of amounts not exceeding in the aggregate principal amount outstanding at any time from the date of the Third Amendment and until July 15, 1998, Seventy Million and 00/100 Dollars ($70,000,000.00), and thereafter until maturity not exceeding in the aggregate principal amount outstanding at any time Sixty Million and 00/100 Dollars ($60,000,000.00) (such amount as it reduces, the "Commitment"), provided that all conditions of lending stated in Sections 7(a), 7(c), and 7(d) of this Agreement as being applicable to the Revolving Loan have been fulfilled at the time of each Advance. Proceeds of the Revolving Loan may be used by the Company only to: (i) fund the working capital requirements of the Company and the Current Subsidiaries, and (ii) to the extent provided herein, for the issuance of Letters of Credit as provided in Section 2(e). Upon receipt of the written request of the Company signed by an Authorized Officer, the Company may permanently reduce the Commitment to Sixty Million Dollars ($60,000,000.00) at any time prior to July 15, 1998, provided that (i) no Event of Default or Unmatured Event of Default has occurred and is continuing and (ii) payment of all principal outstanding in excess of Sixty Million Dollars ($60,000,000.00) together with all accrued interest thereon and unpaid fees is made on the effective date of such reduction.

          (b) Method of Borrowing. The obligation of the Company to repay the Revolving Loan shall be evidenced by a promissory note (the "Revolving Note") of the Company in the form of Exhibit "A" attached to the Third Amendment.


          3. REPRESENTATIONS AND WARRANTIES. In consideration for the terms and provisions hereof, the Company represents and warrants that each of its representations and warranties appearing in Section 3 of the Agreement are complete and correct as of the date hereof except that the representation appearing in Section 3(d) shall be deemed to also refer to the most recent financial statements delivered by the Company to the Bank.


          4. CONDITIONS PRECEDENT. As conditions precedent to the effectiveness of this Amendment, the Bank shall have received the following, in form and substance acceptable to the Bank:

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

          (e) The Reaffirmation of Guaranty (each a "Reaffirmation of Guaranty") of each of the Current Subsidiaries in the forms of Exhibits "B, "C," "D," "E," "F," "G," "H," "I," ",J" "K," "L" "M,"
"N,"  and  "O"  attached  hereto.

          (f) The reasonable fees of Bank's counsel incurred in connection with the drafting, negotiation and closing of this Amendment.

          (g)         Such other documents as the Bank may reasonably require.


      5. REAFFIRMATION OF AGREEMENT. Except as specifically modified herein, the Agreement is hereby reaffirmed and shall remain in full force and effect as originally written and as may have been previously amended.


     IN WITNESS WHEREOF, the Company and the Bank have entered into this Third Amendment to Amended and Restated Credit Agreement by their respective duly authorized officers as of this 13th day of May, 1998.


                                   CROSSMANN  COMMUNITIES,  INC.,  an  Indiana
corporation



                                   By:          /s/  Jennifer  A.  Holihen
                                        Jennifer  A.  Holihen,  Secretary



                                   BANK  ONE,  INDIANA,  NA, formerly known as
Bank  One,  Indianapolis,  NA,  a  national  banking  association



                                   By:          /s/  Daniel  H.  Hatfield
                    Daniel  H.  Hatfield,  Vice  President















EXHIBIT  10.45

          CROSSMANN  COMMUNITIES,  INC.
                              DELUXE HOMES INC.
                       DELUXE HOMES OF LAFAYETTE, INC.
                             TRIMARK HOMES, INC.
                          TRIMARK DEVELOPMENT, INC.
                              MERIT REALTY, INC.
                     CROSSMANN COMMUNITIES OF OHIO, INC.
                           CROSSMANN MORTGAGE CORP.
                      CROSSMANN COMMUNITIES PARTNERSHIP
                         CROSSMANN INVESTMENTS, INC.
                          CROSSMANN MANAGEMENT, INC.
                   CROSSMANN COMMUNITIES OF TENNESSEE, LLC
                               CUTTER HOMES LTD
                CROSSMANN COMMUNITIES OF NORTH CAROLINA, INC.
                            DELUXE AVIATION, INC.



                              7.75% Senior Note
                              Due June 11, 2008

                              PPN: 22765 @ AB 3

No.          June  ____,  1998

$

     CROSSMANN COMMUNITIES, INC., an Indiana corporation (the "Company"), DELUXE HOMES INC., an Indiana corporation ("DHI"), DELUXE HOMES OF LAFAYETTE, INC., an Indiana corporation ("DHL"), TRIMARK HOMES, INC., an Indiana Corporation ("THI"), TRIMARK DEVELOPMENT, INC., an Indiana corporation ("TDI"), MERIT REALTY, INC., an Indiana corporation ("MRI"), CROSSMANN COMMUNITIES OF OHIO, INC., an Ohio corporation ("CCO"), CROSSMANN MORTGAGE CORP., an Indiana corporation ("CMC") CROSSMANN COMMUNITIES PARTNERSHIP, an Indiana general partnership ("CCP"), CROSSMANN INVESTMENTS, INC., an Indiana corporation ("CII"), CROSSMANN MANAGEMENT, INC., an Indiana corporation ("CMI"), CROSSMANN COMMUNITIES OF TENNESSEE, LLC, a Tennessee limited liability company ("CCT"), CUTLER HOMES LTD, a Kentucky corporation ("CHL"), CROSSMANN COMMUNITIES OF NORTH CAROLINA, INC., a NORTH Carolina corporation ("CCNC") and DELUXE AVIATION, INC., an Indiana corporation ("DA") (the Company, DHI, DHL, THI, TDI, MRI, CCO, CMC, CCP, CII, CMI, CCT, CHL, CCNC and DA are referred to individually as an "Obligor" and collectively as the "Obligors") for value received, hereby promise, jointly and severally to pay to

                                  EXHIBIT A
                             (to Note Agreement)
                            or registered assigns
                   on the eleventh (11th) day of June, 2008
                           the principal amount of

                                                        DOLLARS ($___________)

and to pay interest (computed on the basis of a 360-day year of twelve 30-day months) on the principal amount from time to time remaining unpaid hereon at the rate of 7.75% per annum from the date hereof until maturity, payable quarterly on the eleventh (11th) day of each March, June, September and December in each year (commencing on the first of such dates after the date hereof) and at maturity. The Obligors agree to pay interest on overdue principal (including any overdue required or optional prepayment of principal) and premium, if any, and (to the extent legally enforceable) on any overdue installment of interest, at the rate of 9.75% per annum after the due date, whether by acceleration or otherwise, until paid. Both the principal hereof and interest hereon are payable at the principal office of the Company in Indianapolis, Indiana in coin or currency of the United States of America which at the time of payment shall be legal tender for the payment of public and private debts.

          This Note is one of the 7.75% Senior Notes due June 11, 2008 (the "Notes") of the Obligors in the aggregate principal amount of $50,000,000 issued or to be issued under and pursuant to the terms and provisions of the Note Agreement dated as of June 11, 1998 (the "Note Agreement"), entered into by the Obligors with the original Purchasers therein referred to, and this Note and the holder hereof are entitled equally and ratably with the holders of all other Notes outstanding under the Note Agreement to all the benefits provided for thereby or referred to therein. Reference is hereby made to the Note Agreement for a statement of such rights and benefits. This Note is subject to the terms and conditions set forth in the Note Agreement.

     This Note and the other Notes outstanding under the Note Agreement may be declared due prior to their expressed maturity dates and certain prepayments are required to be made thereon, all in the events, on the terms and in the manner and amounts as provided in the Note Agreement.

     The Notes are not subject to prepayment or redemption at the option of the Obligors prior to their expressed maturity dates except on the terms and conditions and in the amounts and with the premium, if any, set forth in the Note Agreement.

     This Note is registered on the books of the Obligors and is transferable only by surrender thereof at the principal office of the Obligors duly endorsed or accompanied by a written instrument of transfer duly executed by the registered holder of this Note or its attorney duly authorized in writing.
 Payment of or on account of principal, premium, if any, and interest on this Note shall be made only to or upon the order in writing of the registered holder.




                                     A-2
          CROSSMANN  COMMUNITIES,  INC.
          DELUXE  HOMES,  INC.
          DELUXE  HOMES  OF  LAFAYETTE,  INC.
          TRIMARK  HOMES,  INC.
          TRIMARK  DEVELOPMENT,  INC.
          MERIT  REALTY,  INC.
          CROSSMANN  COMMUNITIES  OF  OHIO,  INC.
          CROSSMANN  MORTGAGE  CORP.
          CROSSMANN  INVESTMENTS,  INC.
          CROSSMANN  MANAGEMENT,  INC.
CROSSMANN  COMMUNITIES  OF
          TENNESSEE,  LLC
          CUTTER  HOMES,  LTD.
CROSSMANN  COMMUNITIES  OF  NORTH  CAROLINA,  INC.
          DELUXE  AVIATION,  INC.


          By:
     Jennifer  A.  Holihen,
               Secretary  of  each  of  the  above  Obligors


          CROSSMANN  COMMUNITIES  PARTNERSHIP
          By:          Deluxe  Homes,  Inc.,  Managing  General  Partner


          By:
               Jennifer  A.  Holihen,
               Secretary













                                     A-3


EXHIBIT  10.46
                         CROSSMANN COMMUNITIES, INC.
                              DELUXE HOMES INC.
                       DELUXE HOMES OF LAFAYETTE, INC.
                             TRIMARK HOMES, INC.
                          TRIMARK DEVELOPMENT, INC.
                              MERIT REALTY, INC.
                     CROSSMANN COMMUNITIES OF OHIO, INC.
                           CROSSMANN MORTGAGE CORP.
                      CROSSMANN COMMUNITIES PARTNERSHIP
                         CROSSMANN INVESTMENTS, INC.
                          CROSSMANN MANAGEMENT, INC.
                   CROSSMANN COMMUNITIES OF TENNESSEE, LLC
                               CUTTER HOMES LTD
                CROSSMANN COMMUNITIES OF NORTH CAROLINA, INC.
                            DELUXE AVIATION, INC.



                                NOTE AGREEMENT



                          Dated as of June 11, 1998





     Re:          $50,000,000  7.75%  Senior  Notes
                              Due June 11, 2008




                             TABLE OF CONTENTS

                                                                        PAGE

Parties          1

SECTION  1.          DESCRIPTION  OF  NOTES  AND  COMMITMENT          2

     Section  1.1.          Description  of  Notes          2
     Section  1.2.          Commitment,  Closing  Date          2
     Section  1.3.          Several  Commitments          2

SECTION  2.          PREPAYMENT  OF  NOTES          3

     Section  2.1.          Required  Prepayments          3
     Section  2.2.          Optional  Prepayment  with  Premium          3
     Section  2.3.          Prepayment  upon  Change  Control          3
     Section  2.4.          Notice  of  Optional  Prepayments          4
     Section  2.5.          Application  of  Prepayments          4
     Section  2.6.          Direct  Payment          4

SECTION  3.          REPRESENTATIONS          5

     Section  3.1.          Representations  of  the  Obligors          5
     Section  3.2.          Representations  of  the  Purchasers          5

SECTION  4.          CLOSING  CONDITIONS.          6

     Section  4.1.          Conditions          6
     Section  4.2.          Waiver  of  Conditions          7

SECTION  5.          COMPANY  COVENANTS          8

     Section  5.1.          Corporate  Existence,  Etc          8
     Section  5.2.          Insurance          8
     Section  5.3.      Taxes, Claims for Labor and Materials, Compliance with
Laws          8
     Section  5.4.          Maintenance,  Etc.          8
     Section  5.5.          Nature  of  Business          8
     Section  5.6.          Current  Ratio          9
     Section  5.7.          Limitation  on  Certain  Investments          9
     Section  5.8.          Consolidated  Adjusted  Tangible  Net  Worth     9
     Section  5.9.          Limitations  on  Debt          9
     Section  5.10.          Fixed  Charges  Coverage  Ratio          9
     Section  5.11.          Limitation  on  Liens          10
     Section  5.12.          Restricted  Payments          11
     Section  5.13.          Investments          12
     Section  5.14.         Mergers, Consolidations and Sales of Assets     13
     Section  5.15.          Guaranties          14
     Section  5.16.          Repurchase  of  Notes          15
     Section  5.17.          Transactions  with  Affiliates          15
     Section  5.18.          Termination  of  Pension  Plans          15
     Section  5.19.          Reports  and  Rights  of  Inspection          15
     Section  5.20.          Joinder  Agreement          18

SECTION  6.          EVENTS  OF  DEFAULT  AND  REMEDIES  THEREFOR          18

     Section  6.1.          Events  of  Default          18
     Section  6.2.          Notice  to  Holders          20
     Section  6.3.          Acceleration  of  Maturities          20
     Section  6.4.          Rescission  of  Acceleration          20

SECTION  7.          AMENDMENTS,  WAIVERS  AND  CONSENTS          21

     Section  7.1.          Consent  Required          21
     Section  7.2.          Solicitation  of  Holders          21
     Section  7.3.          Effect  of  Amendment  or  Waiver          21

SECTION  8.          INTERPRETATION  OF  AGREEMENT;  DEFINITIONS          22

     Section  8.1.          Definitions          22
     Section  8.2.          Accounting  Principles          32
     Section  8.3.          Directly  or  Indirectly          32

SECTION  9.          MISCELLANEOUS          32

     Section  9.1.          Registered  Notes          32
     Section  9.2.          Exchange  of  Notes          32
     Section  9.3.          Loss,  Theft,  Etc.  of  Notes          32
     Section  9.4.          Expenses,  Stamp  Tax  indemnity          33
     Section 9.5.     Powers and Rights Not Waived; Remedies Cumulative     33
     Section  9.6.          Notices          33
     Section  9.7.          Successors  and  Assigns          34
     Section  9.8.          Survival  of  covenants and Representations     34
     Section  9.9.          Severability          34
     Section  9.10.          Governing  Law          34
     Section  9.11.          Captions          34
     Section  9.12.          Disclosure  to  Other  Persons          34




The  following  schedules  attached to the note agreement have been omitted in
this  filing  as  they are not material to investment decisions.   The Company
will  make  such  schedules  available.


ATTACHMENTS  TO  NOTE  AGREEMENT:

Schedule  I--  Names  of  Note  Purchasers  and  Amounts  of  Commitments

Exhibit  A  --  Form  of  7.75%  Senior  Note  due  June  11,  2008

Exhibit  B  --  Representations  and  Warranties  of  the  Company

Exhibit  C  --  Description  of  Special  Counsel's  Closing  Opinion

Exhibit  D  --  Description  of  Closing  Opinion  of  Counsel  to the Company

Exhibit  E  --  Joinder  Agreement

Exhibit  F  --  Compliance  Certificate






                         CROSSMANN COMMUNITIES, INC.
                              DELUXE HOMES INC.
                       DELUXE HOMES OF LAFAYETTE, INC.
                             TRIMARK HOMES, INC.
                          TRIMARK DEVELOPMENT, INC.
                              MERIT REALTY, INC.
                     CROSSMANN COMMUNITIES OF OHIO, INC.
                           CROSSMANN MORTGAGE CORP.
                      CROSSMANN COMMUNITIES PARTNERSHIP
                         CROSSMANN INVESTMENTS, INC.
                          CROSSMANN MANAGEMENT, INC.
                   CROSSMANN COMMUNITIES OF TENNESSEE, LLC
                               CUTTER HOMES LTD
                CROSSMANN COMMUNITIES OF NORTH CAROLINA, INC.
                            DELUXE AVIATION, INC.


                                NOTE AGREEMENT


     Re:          $50,000,000  7.75%  Senior  Notes
                              Due June 11, 2008


                                                                   Dated as of
                                                                 June 11, 1998


To the Purchasers named on Schedule I to this Agreement

     Each of the undersigned, CROSSMANN COMMUNITIES, INC., an Indiana corporation (the "Company"), DELUXE HOMES INC., an Indiana corporation ("DHI"), DELUXE HOMES OF LAFAYETTE, INC., an Indiana corporation ("DHL"), TRIMARK HOMES, INC., an Indiana corporation ("THI"), TRIMARK DEVELOPMENT, INC., an Indiana corporation ("TDI"), MERIT REALTY, INC., an Indiana corporation ("MRI"), CROSSMANN COMMUNITIES OF OHIO, INC., an Ohio corporation ("CCO"), CROSSMANN MORTGAGE CORP., an Indiana corporation ("CMC"), CROSSMANN COMMUNITIES PARTNERSHIP, an Indiana general partnership ("CCP"), CROSSMANN INVESTMENTS, INC., an Indiana corporation ("CII"), CROSSMANN MANAGEMENT, INC., an Indiana corporation ("CMI"), CROSSMANN COMMUNITIES OF TENNESSEE, LLC, a Tennessee limited liability company ("CCT"), CUTTER HOMES LTD, a Kentucky corporation ("CHL"), CROSSMANN COMMUNITIES OF NORTH CAROLINA, INC., a North Carolina corporation ("CCNC") and DELUXE AVIATION, INC., an Indiana corporation ("DA") (the Company, DHI, DHL, THI, TDI, MRI, CCO, CMC, CCP, CII, CMI, CCT, CHL, CCNC and DA and any other entity which becomes obligated under this Agreement being herein referred to individually as an "Obligor" and collectively as the "Obligors") hereby, jointly and severally, agree with the Purchasers named on Schedule I to this Agreement (the "Purchasers") as follows:

1.          abSECTION  .DESCRIPTION  OF  NOTES  AND  COMMITMENT

1.1. ab Section Description of Notes . The Obligors will authorize the issue and sale of $50,000,()00 aggregate principal amount of their 7.75% Senior Notes (the "Notes") to be dated the date of issue, to bear interest from such date at the rate of 7.75% per annum, payable quarterly on the eleventh (11th) day of each March, June, September and December in each year (commencing September 11, 1998) and at maturity and to bear interest on overdue principal (including any overdue required or optional prepayment of principal) and premium, if any, and (to the extent legally enforceable) on any overdue installment of interest at the rate of 9.75% per annum after the date due, whether by acceleration or otherwise, until paid, to be expressed to mature on June 11, 2008, and to be substantially in the form attached hereto as Exhibit A. Interest on the Notes shall be computed on the basis of a 360-day year of twelve 30-day months. The Notes are not subject to prepayment or redemption at the option of the Obligors prior to their expressed maturity dates except on the terms and conditions and in the amounts and with the premium, if any, set forth in 2 of this Agreement. The term "Notes" as used herein shall include each Note delivered pursuant to this Agreement.

1.2. ab Section Commitment, Closing Date . Subject to the terms and conditions hereof and on the basis of the representations and warranties hereinafter set forth, the Obligors agree to issue and sell to each Purchaser, and such Purchaser agrees to purchase from the Obligors, Notes in the principal amount set forth opposite such Purchaser's name on Schedule I hereto at a price of 100% of the principal amount thereof on the Closing Date hereinafter mentioned.

     Delivery of the Notes will be made at the offices of Chapman and Cutler, 111 West Monroe Street, Chicago, Illinois 60603, against payment therefor in Federal Reserve or other funds current and immediately available to the Company's account number 193160694 at the principal office of Bank One, Indiana, NA, ABA #074000010, in the amount of the purchase price at 10:00 A.M. Chicago time, on June 11, 1998 or such later date (not later than June 15,
1998) as shall mutually be agreed upon by the Obligors and the Purchasers (the "Closing Date"). The Notes delivered to each Purchaser on the Closing Date will be delivered to such Purchaser in the form of a single registered Note in the form attached hereto as Exhibit A for the full amount of such Purchaser's purchase (unless different denominations are specified by such Purchaser), registered in such Purchaser's name or in the name of such Purchaser's nominee, all as such Purchaser may specify at any time prior to the date fixed for delivery.

1.3.          ab         Section Several Commitments .  The obligations of the
Purchasers shall be several and not joint and no Purchaser shall be liable or responsible for the acts or defaults of any other Purchaser.

2.          abSECTION  PREPAYMENT  OF  NOTES.

2.1.          ab       Section Required Prepayments.  The Obligors jointly and
severally agree that on the eleventh (11th) day of June in each year, commencing June 11, 2003 and ending June 11, 2007, both inclusive, it will prepay and apply and there shall become due and payable on the principal indebtedness evidenced by the Notes an amount equal to the lesser of (i) $8,333,334 or (ii) the principal amount of the Notes then outstanding. The entire remaining principal amount of the Notes shall become due and payable on June 11, 2008. No premium shall be payable in connection with any required
prepayment  made  pursuant  to  this    2.1.

     In the event of any prepayment of less than all of the Notes pursuant to
2.2 or 2.3 or any purchase or other acquisition by the Obligors of less than all of the Notes, the amount of the payment required at maturity and each prepayment required to be made pursuant to this 2.1 shall be reduced in the proportion that the principal amount of such prepayment, purchase or other acquisition bears to the unpaid principal amount of the Notes immediately prior to such prepayment, purchase or other acquisition (after giving effect to any prepayment made pursuant to this 2.1 on the date of such purchase or other acquisition).

2.2. ab Section Optional Prepayment with Premium. In addition to the payments required by 2.1, upon compliance with 2.4 the Obligors shall have the privilege, at any time and from time to time on any business day, of prepaying the outstanding Notes, either in whole or in part (but if in part then in a minimum principal amount of $100,000) by payment of the principal amount of the Notes, or portion thereof to be prepaid, and accrued interest thereon to the date of such prepayment, together with a premium equal to the Make-Whole Amount, determined as of five business days prior to the date of
such  prepayment  pursuant  to  this    2.2.

2.3. ab Section Prepayment upon Change Control. The Obligors will give written notice to the holders of the Notes not less than 45 days prior to a proposed Change of Control. Any such notice referred to hereinabove in this
 2.3 shall be referred to as a "Control Change Notice". The Control Change Notice shall (i) describe the facts and circumstances of such Change of Control (including the Change of Control Date or proposed Change of Control
Date) in reasonable detail, (ii) make reference to this 2.3 and the rights of the holders of the Notes to require the Obligors to prepay their Notes on the terms and conditions provided for herein, (iii) state that the holder must make a declaration of its intent to have the Notes held by it prepaid, (iv) specify the date by which the holder must respond to such Control Change Notice pursuant to this 2.3 in order to make such declaration (the "Notice Cut-Off Date" ), which Notice Cut-Off Date shall be the day 15 days prior to the Change of Control Payment Date referred to in clause (v) below and (v) state a prepayment date for the Notes, which date, subject to the following sentence, shall be the Change of Control Date (the "Change of Control Payment Date").
     Upon the receipt of such Control Change Notice, the holder of any Notes shall have the right, upon written notice to the Obligors (the "Prepayment Notice") given by such holder on or before the Notice Cut-Off Date, of requiring prepayment of all Notes held by such holder serving such Prepayment Notice on the Change of Control Payment Date. The Obligors covenant and agree to prepay in full on the Change of Control Payment Date all Notes held by such holder serving such Prepayment Notice to the Obligors. All prepayments on the Notes pursuant to this 2.3 shall be made by the payment of the principal amount remaining unpaid on such Notes and accrued interest thereon to the date of such prepayment.

2.4. ab Section Notice of Optional Prepayments. The Obligors will give notice of any prepayment of the Notes pursuant to 2.2 to each Holder thereof not less than 30 days nor more than 60 days before the date fixed for such optional prepayment specifying (i) such date, (ii) the principal amount of the Holder's Notes to be prepaid on such date, (iii) that a premium equal to the Make-Whole Amount may be payable, (iv) the date when such premium will be calculated, (v) the estimated Make-Whole Amount, and (vi) the accrued interest applicable to the prepayment. Notice of prepayment having been so given, the aggregate principal amount of the Notes specified in such notice, together with accrued interest thereon and the Make-Whole Amount, if any, payable with respect thereto shall become due and payable on the prepayment date specified in said notice. Two business days prior to the prepayment date specified in such notice, the Obligors shall provide each Holder written notice of the premium, if any, payable in connection with such prepayment and, whether or not any premium is payable, a reasonably detailed computation of the Make-Whole Amount.

2.5.       ab     Section Application of Prepayments.  All partial prepayments
pursuant to   2.1 and 2.2 shall be applied on all outstanding Notes ratably in accordance  with  the  unpaid  principal  amounts  thereof.

2.6. ab Section Direct Payment. Notwithstanding anything to the contrary contained in this Agreement or the Notes, in the case of any Note owned by any Holder that is a Purchaser or any other Institutional Holder which has given written notice to the Obligors requesting that the provisions of this 2.6 shall apply, the Obligors will punctually pay when due the principal thereof, interest thereon and premium, if any, due with respect to said principal, without any presentment thereof, directly to such Holder at its address set forth herein or such other address as such Holder may from time to time designate in writing to the Obligors or, if a bank account with a United States bank is so designated for such Holder, the Obligors will make such payments in immediately available funds to such bank account, marked for attention as indicated, or in such other manner or to such other account in any United States bank as such Holder may from time to time direct in writing.

3.          abSECTION  REPRESENTATIONS.

3.1.          ab        Section Representations of the Obligors .  Each of the
Obligors, jointly and severally, represents and warrants that all representations and warranties set forth in Exhibit B are true and correct as of the date hereof and are incorporated herein by reference with the same force and effect as though herein set forth in full.

3.2.          ab         Section Representations of the Purchasers .  (a) Each
Purchaser represents, and in entering into this Agreement the Obligors understand, that (i) such Purchaser is acquiring the Notes for the purpose of investment and not with a view to the distribution thereof, and that such Purchaser has no present intention of selling, negotiating or otherwise disposing of the Notes; it being understood, however, that the disposition of such Purchaser's property shall at all times be and remain within its control;
(ii) such Purchaser has been advised and understands and agrees that the Notes have not been registered under the 1933 Act, and, therefore, cannot be resold unless registered under said 1933 Act as well as under applicable state securities laws or unless a valid exemption from such registration is available; and (iii) such Purchaser is an "accredited investor" as defined in Rule 501 under the 1933 Act.

(b) ab Each Purchaser represents that at least one of the following statements is an accurate representation as to each source of funds (a "Source") to be used by it to pay the purchase price of the Notes to be purchased by it hereunder:

(a) ab if such Purchaser is an insurance company, the Source is its "insurance company general account" within the meaning of Department of Labor Prohibited Transaction Exemption PTE 95-60 (60 FR 35925), July 12, 1995 (hereinafter "PTE 95-60"), and in respect thereof you represent that there is no "employee benefit plan" (as defined in section 3(3) of ERISA and section 4975(e)(1) of the Code) established or maintained by the Company (and affiliates thereof as defined in section V(a)(l) of PTE 95-60), with respect to which the amount of general account reserves and liabilities of all contracts held by or on behalf of such plan exceed ten percent (10%) of the total reserves and liabilities of such general account (exclusive of separate account liabilities) plus surplus, as set forth in the NAIC Annual Statement filed with your state of domicile; or

(b) ab the Source is either (i) an insurance company pooled separate account, within the meaning of PTE 90-1 (issued January 29, 1990), or (ii) a bank collective investment fund, within the meaning of the PTE 91-38 (issued July 12, 1991) and, except as such Purchaser has disclosed to the Company in writing pursuant to this paragraph (b), no employee benefit plan or group of plans maintained by the same employer or employee organization beneficially owns more than 10% of all assets allocated to such pooled separate account or collective investment fund; or

(c) ab the Source constitutes assets of an "investment fund" (within the meaning of Part V of the QPAM Exemption) managed by a "qualified professional asset manager" or "QPAM" (within the meaning of Part V of the QPAM Exemption), no employee benefit plan's assets that are included in such investment fund, when combined with the assets of all other employee benefit plans established or maintained by the same employer or by an affiliate (within the meaning of Section V(c)(1) of the QPAM Exemption) of such employer or by the same employee organization and managed by such QPAM, exceed 20% of the total client assets managed by such QPAM, the conditions of Part 1(c) and
(g) of the QPAM Exemption are satisfied, neither the QPAM nor a person controlling or controlled by the QPAM (applying the definition of "control" in Section V(e) of the QPAM Exemption) owns a 5% or more interest in the Company and (i) the identity of such QPAM and (ii) the names of all employee benefit plans whose assets are included in such investment fund have been disclosed to the Company in writing pursuant to this paragraph (c); or

(d)          ab          the  Source  is  a  governmental  plan;  or

(e) ab the Source is one or more employee benefit plans, or a separate account or trust fund comprised of one or more employee benefit plans, each of which has been identified to the Issuer in writing pursuant to this paragraph
(e);  or

(f)          ab     the Source does not include assets of any employee benefit plan,  other  than  a  plan  exempt  from  the  coverage  of  ERISA.

As used in this Section 6.2, the terms "employee benefit plan", "governmental plan", "party in interest" and "separate account" shall have the respective meanings assigned to such terms in Section 3 of ERISA.

4.          abSECTION  CLOSING  CONDITIONS..

4.1. ab Section Conditions . The obligation of each Purchaser to purchase the Notes on the Closing Date shall be subject to the performance by each of the Obligors of its respective agreements hereunder which by the terms hereof are to be performed at or prior to the time of delivery of the Notes and to the following further conditions precedent:

(a)          ab     Closing Certificate.  Such Purchaser shall have received a certificate dated the Closing Date, signed by the President or a Vice President of each of the Obligors, the truth and accuracy of which shall be a condition to such Purchaser's obligation to purchase the Notes proposed to be sold to such Purchaser and to the effect that (i) the representations and warranties of the Obligors set forth in Exhibit B hereto are true and correct on and with respect to the Closing Date, (ii) each of the Obligors has performed all of its obligations hereunder which are to be performed on or prior to the Closing Date, and (iii) no Default or Event of Default has occurred and is continuing.

(b)          ab       Legal Opinions.  Such Purchaser shall have received from
Chapman and Cutler, who are acting as special counsel to the Purchasers in this transaction, and from Ice Miller Donadio & Ryan, counsel for the Obligors, their respective opinions dated the Closing Date, in form and substance satisfactory to such Purchaser, and covering the matters set forth in Exhibits C and D, respectively, hereto.

(c)          ab        Bank Consent.  The Obligors shall have provided to such
Purchaser an appropriate written consent from the Banks permitting the Obligors to enter into this Agreement and issue and sell the Notes contemplated by this Agreement.

(d)          ab          Certain  Expenses.   The Obligors shall have paid the
professional fees and separately charged items of Chapman and Cutler, your special counsel, which have been incurred through the Closing Date.

(e) ab Purchase Permitted by Applicable Law, etc. On the Closing Date, your purchase of Notes shall be permitted by the laws and regulations of each jurisdiction to which you are subject, without recourse to provisions (such as Section 1405(a)(8) of the New York Insurance Law) permitting limited investments by insurance companies without restriction as to the character of
the  particular  investment.    You  shall  have  received  a  certificate
substantially in the form of Exhibit F to enable you to determine whether such purchase is so permitted.

(f)      ab     Related Transactions.  The Obligors shall have consummated the sale of the entire principal amount of the Notes scheduled to be sold on the Closing Date pursuant to this Agreement.

(g) ab Satisfactory Proceedings. All proceedings taken in connection with the transactions contemplated by this Agreement, and all documents necessary to the consummation thereof, shall be satisfactory in form and substance to such Purchaser and such Purchaser's special counsel, and such Purchaser shall have received a copy (executed or certified as may be appropriate) of all legal documents or proceedings taken in connection with the consummation of said transactions.

4.2. ab Section Waiver of Conditions . If on the Closing Date the Obligors fail to tender to any Purchaser the Notes to be issued to any Purchaser on such date or if the conditions specified in 4.1 have not been fulfilled, such Purchaser may thereupon elect to be relieved of all further obligations under this Agreement. Without limiting the foregoing, if the conditions specified in 4.1 have not been fulfilled, such Purchaser may waive compliance by the Obligors with any such condition to such extent as such Purchaser may in its sole discretion determine. Nothing in this 4.2 shall operate to relieve the Obligors of any of their obligations hereunder or to waive any Purchaser's rights against the Obligors.

5.          abSECTION  COMPANY  COVENANTS..

     From and after the Closing Date and continuing so long as any amount remains unpaid on any Note:

5.1. ab Section Corporate Existence, Etc . Each Obligor will preserve and keep in full force and effect its corporate existence or its legal existence as a partnership or limited liability company, as the case may be, and all licenses and permits necessary to the proper conduct of its business; provided, however, that the foregoing shall not prevent any transaction permitted by 5.14. The Obligors shall at all times own and hold 100%, directly or indirectly, of the capital stock, partnership interest or membership interest, as the case may be, of each Obligor (other than the Company), free and clear of all Liens.

5.2. ab Section Insurance . Each Obligor will maintain insurance coverage by financially sound and reputable insurers in such forms and amounts and against such risks as are customary for corporations of established reputation engaged in the same or a similar business and owning and operating similar properties.

5.3. ab Section Taxes, Claims for Labor and Materials, Compliance with Laws . Each Obligor will promptly pay and discharge all lawful taxes, assessments and governmental charges or levies imposed upon such Obligor, respectively, or upon or in respect of all or any part of the property or business of such Obligor, all trade accounts payable in accordance with usual and customary business terms, and all claims for work, labor or materials, which if unpaid might become a Lien upon any property of such Obligor; provided, however, that such Obligor shall not be required to pay any such tax, assessment, charge, levy, account payable or claim if (i) the validity, applicability or amount thereof is being contested in good faith by appropriate actions or proceedings which will prevent the forfeiture or sale of any property of such Obligor or any material interference with the use thereof by such Obligor, and (ii) such Obligor shall set aside on its books, reserves deemed by it to be adequate with respect thereto. Each Obligor will promptly comply with all laws, ordinances or governmental rules and regulations to which it is subject including, without limitation, the Occupational Safety and Health Act of 1970, as amended, ERISA and all laws, ordinances, governmental rules and regulations relating to environmental protection in all applicable jurisdictions, the violation of which could materially and adversely affect the properties, business, prospects, profits or condition of the Obligors or would result in any Lien not permitted under 5.11.

5.4. ab Section Maintenance, Etc. . Each Obligor will maintain, preserve and keep its properties which are used or useful in the conduct of its business (whether owned in fee or a leasehold interest) in good repair and working order and from time to time will make all necessary repairs, replacements, renewals and additions so that at all times the efficiency thereof shall be maintained.

5.5. ab Section Nature of Business . No Obligor will engage in any business if, as a result, the general nature of the business, taken on a consolidated basis, which would then be engaged in by the Obligors would be substantially changed from the general nature of the business engaged in by the Obligors on the date of this Agreement.

5.6.      ab     Section Current Ratio .  The Obligors will keep and maintain, as of the end of each fiscal quarter, the ratio of Consolidated Current Assets to Consolidated Current Liabilities at not less than 1.50 to 1.00.

5.7.      ab     Section Limitation on Certain Investments .  (a) The Obligors
will not at any time permit the ratio of Consolidated Land Investments to Consolidated Adjusted Tangible Net Worth to exceed 1.25 to 1.00.

(b)         ab     The Obligors will not at any time permit Consolidated Joint
Venture Investments to exceed 25% of Consolidated Adjusted Tangible Net Worth.

5.8.          ab       Section Consolidated Adjusted Tangible Net Worth .  The
Obligors will at all times keep and maintain Consolidated Adjusted Tangible Net Worth at an amount not less than the sum of (i) $90,000,000 plus (ii) 50% of positive Consolidated Net Income determined on a cumulative basis for each fiscal quarter ending on and after June 30, 1998, provided that for the purposes of the foregoing calculation, in the event that Consolidated Net Income is a deficit figure for any such fiscal quarter, Consolidated Net Income for such fiscal quarter shall be deemed to be zero and, accordingly, shall not reduce the amount of Consolidated Adjusted Tangible Net Worth required to be maintained pursuant to the requirements of this 5.8.

5.9.          ab          Section  Limitations  on  Debt  .

(a) ab Total Debt to Total Capitalization. The Obligors will not incur, assume, guarantee or otherwise become liable for or in respect of any Debt if after giving effect thereto and to the application of the proceeds thereof, the ratio of Total Debt to Total Capitalization would exceed .60 to 1.00.

(b)      ab     Total Debt to Borrowing Base.  The Obligors will not as of the end of each fiscal quarter permit the ratio of Total Debt to Borrowing Base to exceed 1.00 to 1.00.

(c)          ab     Subsidiary Debt.  The Obligors will not at any time permit
Consolidated Subsidiary Debt to exceed an amount equal to 5% of Total Capitalization.

(d)         ab     Secured Debt.  The Obligors will not at any time permit the total amount of Debt secured by Liens permitted pursuant to 5.11(F) and 5.11(G) to exceed an amount equal to 5% of Total Capitalization.

5.10. ab Section Fixed Charges Coverage Ratio . The Obligors will keep and maintain as of the end of each fiscal quarter the ratio of Net Income Available for Fixed Charges to Fixed Charges (determined as of the end of each fiscal quarter for the immediately preceding four fiscal quarters) for each period of four consecutive fiscal quarters (taken as a single accounting period) at not less than 2.00 to 1.00.

5.11. ab Section Limitation on Liens . The Obligors will not create or incur, or suffer to be incurred or to exist, any Lien on their property or assets, whether now owned or hereafter acquired, or upon any income or profits therefrom, or transfer any property for the purpose of subjecting the same to the payment of obligations in priority to the payment of their general creditors, or acquire or agree to acquire, any property or assets upon conditional sales agreements or other title retention devices, except:

(a)          ab       Liens for property taxes and assessments or governmental
charges or levies and Liens securing claims or demands of mechanics and materialmen, provided payment thereof is not at the time required by 5.3;

(b) ab Liens of or resulting from any judgment or award, the time for the appeal or petition for rehearing of which shall not have expired, or in respect of which an Obligor shall at any time in good faith be prosecuting an appeal or proceeding for a review and in respect of which a stay of execution pending such appeal or proceeding for review shall have been secured provided, that the aggregate amount secured by such Liens shall not exceed $5,000,000;

(c)       ab     in addition to, and not in limitation of, Liens permitted by
5.11(G), Liens incidental to the conduct of business or the ownership of properties and assets (including Liens in connection with worker's compensation, unemployment insurance and other like laws, taxes and mechanics' Liens, warehousemen's and attorneys' liens and statutory landlords' liens) and Liens to secure the performance of bids, tenders or trade contracts, or to secure statutory obligations, surety or appeal bonds or other Liens of like general nature incurred in the ordinary course of business and not in connection with the borrowing of money; provided in each case, the obligation secured is not overdue or, if overdue, is being contested in good faith by appropriate actions or proceedings and, provided, further, that the aggregate amount secured by such Liens shall not exceed $5,000,000;

(d) ab minor survey exceptions or minor encumbrances, easements or reservations, or rights of others for rights-of-way, utilities and other similar purposes, or zoning or other restrictions as to the use of real properties, which are necessary for the conduct of the activities of the Obligors or which customarily exist on properties of corporations engaged in similar activities and similarly situated and which do not in any event materially impair their use in the operation of the business of the Obligors;

(e)     ab     Liens securing Indebtedness of a Subsidiary to another Obligor;

(f)       ab     Liens existing as of May 29, 1998 and reflected in Annex B to
Exhibit  B  hereto;  and

(g) ab Liens incurred after the Closing Date given to secure the payment of the purchase price incurred in connection with the acquisition of equipment, real property or other fixed assets useful and intended to be used in carrying on the business of the Obligors, including, without limitation, Liens existing on such equipment, real property or other fixed assets at the time of acquisition thereof or at the time of acquisition by an Obligor of any business entity then owning such assets, whether or not such existing Liens were given to secure the payment of the purchase price of the assets to which they attach so long as they were not incurred, extended or renewed in contemplation of such acquisition, provided that (i) the Lien shall attach solely to the assets acquired or purchased, (ii) at the time of acquisition of such assets, the aggregate amount remaining unpaid on all Indebtedness secured by Liens on such assets whether or not assumed by an Obligor shall not exceed the lesser of the total purchase price or fair market value at the time of acquisition of such assets (as determined in good faith by the Board of Directors of any such Obligor), and (iii) all such Indebtedness shall be
permitted  by  the  applicable  limitations  provided  in    5.9.

5.12.      ab     Section Restricted Payments .  The Obligors will not, except as  hereinafter  provided:

(a) ab Declare or pay any dividends, either in cash or property, on any shares of its capital stock of any class (except dividends or other distributions payable (i) solely in shares of capital stock of the Company or
(ii)  by  a  Subsidiary  to  the  Company  or  another  Subsidiary);

(b) ab Directly or indirectly purchase, redeem or retire any shares of its capital stock of any class or any warrants, rights or options to purchase or acquire any shares of its capital stock (other than (i) the lapse or cancellation of stock warrants, rights or options for which no direct or indirect consideration was paid by any Obligor or (ii) in exchange for or out of the net cash proceeds to the Company from the substantially concurrent issue or sale of other shares of capital stock of the Company or warrants, rights or options to purchase or acquire any shares of its capital stock);

(c)          ab      Purchase, redeem, retire or otherwise make any payment or
distribution, either directly or indirectly, in respect of Subordinated Debt issued after the Closing Date; or

(d)          ab     Make any other payment or distribution, either directly or indirectly,  in  respect  of  its  capital  stock;

(such declarations or payments of dividends, purchases, redemptions or retirements of capital stock and warrants, rights or options and all such other payments or distributions being herein collectively called "Restricted Payments"), if after giving effect thereto any Event of Default shall have occurred and be continuing or the sum of the aggregate amount of Restricted Payments made during the period from and after March 31, 1998 to and including the date of the making of the Restricted Payment in question, would exceed the sum of (i) $23,500,000 plus (ii) 50% of Consolidated Net Income for such period, computed on a cumulative basis for said entire period (or if such Consolidated Net Income is a deficit figure, then minus 100% of such deficit) plus (iii) the net cash proceeds to the Company from the issuance by the Company after March 31, 1998 of shares of its common stock to Persons who are not Subsidiaries.

     The Company will not declare any dividend which constitutes a Restricted Payment payable more than 60 days after the date of declaration thereof.

     For the purposes of this 5.12, the amount of any Restricted Payment declared, paid or distributed in property shall be deemed to be the greater of the book value or fair market value (as determined in good faith by the Board of Directors of the Company) of such property at the time of the making of the Restricted Payment in question.

5.13.          ab        Section Investments .  The Obligors will not make any
Investments  other  than  Investments  permitted  by    5.7  and  other  than:

(a)       ab     Investments by the Obligors in and to Obligors, including any
Investment in a business entity which, after giving effect to such Investment, will become an Obligor;

(b) ab Investments in commercial paper maturing in 270 days or less from the date of issuance which, at the time of acquisition by an Obligor, is accorded the highest rating by S&P, Moody's or other nationally recognized credit rating agency of similar standing;

(c) ab Investments in direct obligations of the United States of America or any agency or instrumentality of the United States of America, the payment or guarantee of which constitutes a full faith and credit obligation of the United States of America, in either case, maturing in twelve months or less from the date of acquisition thereof;

(d) ab Investments in certificates of deposit maturing within one year from the date of issuance thereof, issued by a bank or trust company organized under the laws of the United States or any state thereof, having capital, surplus and undivided profits aggregating at least $150,000,000 and whose long-term certificates of deposit are, at the time of acquisition thereof by an Obligor, rated A or better by S&P or A2 or better by Moody's;

(e) ab loans or advances in the usual and ordinary course of business to officers, directors and employees for expenses (including moving expenses related to a transfer) incidental to carrying on the business of the Obligors, not to exceed $100,000 in aggregate amount outstanding at any one time;

(f)      ab     receivables arising from the sale of goods and services in the ordinary  course  of  business  of  the  Obligors;

(g)         ab     existing Investments as of June 9, 1998 of the Obligors and described  in  Annex  B  to  Exhibit  B;

(h)       ab     property to be used by the Obligors in the ordinary course of their  business;

(i) ab Investments in preferred stock of corporations incorporated in the United States required to be redeemed within 365 days from the date of issuance, which at the time of acquisition by an Obligor are accorded the highest rating by S&P and Moody's;

(j)         ab     Investments consisting of Consolidated Land Investments and
Consolidated  Joint  Venture  Investments to the extent permitted by  5.7; and

(k)          ab       other Investments (in addition to those permitted by the
foregoing provisions of this 5.13), provided that (i) such other Investments are not outside the Obligors' general line of business, (ii) such other Investments in the aggregate do not at any time exceed 15% of Total Capitalization and (iii) after giving effect to such other Investments, no Default (including, without limitation, any Default under 5.7) or Event of Default shall have occurred and be continuing.

     In valuing any Investments for the purpose of applying the limitations set forth in this 5.13, such Investments shall be taken at the original cost thereof, without allowance for any subsequent write-offs or appreciation or depreciation therein, but less any amount repaid or recovered on account of capital or principal.

     For purposes of this 5.13, at any time when a corporation becomes a Subsidiary, all Investments of such corporation at such time shall be deemed to have been made by such corporation, as a Subsidiary, at such time.

5.14. ab Section Mergers, Consolidations and Sales of Assets . (a) The Obligors will not (i) consolidate with or be a party to a merger with any other corporation or (ii) sell, lease or otherwise dispose of all or any substantial part (as defined in paragraph (b) of this 5.14) of the assets of the Obligors; provided, however, that:

(1) ab any Obligor (other than the Company) may merge or consolidate with or into any other Obligor so long as in any merger or consolidation involving the Company, the Company shall be the surviving or continuing corporation;

(2)        ab     the Company may consolidate or merge with any corporation if
(i) the surviving or continuing corporation shall be either (A) the Company or
(B) an entity organized under the laws of the United States or any jurisdiction thereof which shall expressly assume in writing the due and punctual payment of the principal of, the premium and the interest on the Notes according to their tenor and the due and punctual performance and observance of all the covenants in the Notes and this Agreement to be performed or observed by the Obligors and the Holders shall have received an opinion reasonably satisfactory to the holders of 66-2/3% in aggregate principal amount of the Notes from independent counsel (which may be outside counsel to the Company or any other counsel approved by the holders of 66-2/3% in aggregate principal amount of the Notes) to the effect that such assumption constitutes the legal, valid and binding agreement of such surviving or continuing corporation enforceable in accordance with its terms, and (ii) at the time of such consolidation or merger and after giving effect thereto no Default or Event of Default shall have occurred and be continuing and the Obligors would be permitted to incur at least $1.00 of Debt under 5.9(A); and

(3)          ab        any Obligor (other than the Company) may sell, lease or
otherwise dispose of all or any substantial part of its assets to any other Obligor.

(b) ab As used in this 5.14, a sale, lease or other disposition of assets shall be deemed to be a "substantial part" of the assets of the Obligors if the book value of such assets, when added to the book value of all other assets sold, leased or otherwise disposed of by the Obligors (other than in the ordinary course of business) (i) during the 12-month period ending with the date of such sale, lease or other disposition, exceeds 5% of Total Assets, or (ii) during the period from and after the Closing Date to and including the date of such sale, lease or other disposition, exceeds 25% of Total Assets, in each case determined as of the end of the immediately preceding fiscal year. Notwithstanding the foregoing, solely for determining whether a sale, lease or other disposition of assets shall be deemed to be a "substantial part" of the assets of the Obligors, there shall be excluded any sale, lease or other disposition if the proceeds of such sale, lease or other disposition are applied to a Debt Purchase Application or to a Property Reinvestment Application or any combination thereof within 360 days after such sale, lease or other disposition of assets.

5.15.          ab     Section Guaranties .  No Obligor shall be a guarantor or
surety of, or otherwise be responsible in any manner with respect to any undertaking of any other Person, or otherwise, except for:

(i)          ab          Guaranties  of  the  Senior  Bank  Facility;

(ii)       ab     Guaranties by endorsement of instruments for deposit made in the  ordinary  course  of  business,  and

(iii)          ab      those specific existing Guaranties listed in Annex B to
Exhibit  B  hereto.

5.16. ab Section Repurchase of Notes . No Obligor or Affiliate, directly or indirectly, may repurchase or make any offer to repurchase any Notes unless an offer has been made to repurchase Notes, pro rata, from all Holders at the same time and upon the same terms. In case any Obligor repurchases or otherwise acquires any Notes, such Notes shall immediately thereafter be canceled and no Notes shall be issued in substitution therefor. Without limiting the foregoing, upon the repurchase or other acquisition of any Notes by any Obligor or any Affiliate (or upon the agreement of any Obligor or any Affiliate to purchase or otherwise acquire any Notes), such Notes shall no longer be outstanding for purposes of any section of this Agreement relating to the taking by the Holders of any actions with respect
hereto,  including,  without  limitation,    6.3,    6.4  and    7.1.

5.17.     ab     Section Transactions with Affiliates .  No Obligor will enter into or be a party to any transaction or arrangement with any Affiliate (including, without limitation, the purchase from, sale to or exchange of property with, or the rendering of any service by or for, any Affiliate), except in the ordinary course of and pursuant to the reasonable requirements of such Obligor's business and upon fair and reasonable terms no less favorable to such Obligor than would obtain in a comparable arm's-length transaction with a Person other than an Affiliate.

5.18. ab Section Termination of Pension Plans . No Obligor will withdraw from any Multiemployer Plan or permit any employee benefit plan maintained by it to be terminated if such withdrawal or termination could result in withdrawal liability (as described in Part 1 of Subtitle E of Title IV of ERISA) or the imposition of a Lien on any property of any Obligor pursuant to Section 4068 of ERISA.

5.19. ab Section Reports and Rights of Inspection . Each Obligor will keep proper books of record and account in which full and correct entries will be made of all dealings or transactions of, or in relation to, the business and affairs of such Obligor, in accordance with (GAAP consistently applied (except for changes disclosed in the financial statements furnished to the
Holders pursuant to this 5.19 and concurred in by the independent public accountants referred to in 5.19(B) hereof), and will furnish to each Institutional Holder (in duplicate if so specified below or otherwise requested):

(a)        ab     Quarterly Statements.  As soon as available and in any event within 45 days after the end of each quarterly fiscal period (except the last) of each fiscal year, copies of:

(1)      ab     consolidated balance sheets of the Obligors as of the close of such quarterly fiscal period, setting forth in comparative form the consolidated figures for the fiscal year then most recently ended,

(2) ab consolidated statements of income of the Obligors for such quarterly fiscal period and for the portion of the fiscal year ending with such quarterly fiscal period, in each case setting forth in comparative form the consolidated figures for the corresponding periods of the preceding fiscal year, and

(3) ab consolidated statements of cash flows of the Obligors for the portion of the fiscal year ending with such quarterly fiscal period, setting forth in comparative form the consolidated figures for the corresponding period of the preceding fiscal year, all in reasonable detail and certified as complete and correct by an authorized financial officer of each Obligor;

(b)          ab      Annual Statements.  As soon as available and in any event
within 90 days after the close of each fiscal year of the Obligors, copies of:

(1)      ab     consolidated balance sheets of the Obligors as of the close of such  fiscal  year,  and

(2)         ab     consolidated statements of income and retained earnings and cash  flows  of  the  Obligors  for  such  fiscal  year,

in each case setting forth in comparative form the consolidated figures for the preceding fiscal year, all in reasonable detail and accompanied by a report thereon of a firm of independent public accountants of recognized national standing selected by the Obligors to the effect that the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Obligors as of the end of the fiscal year being reported on and the consolidated results of the operations and cash flows for said year in conformity with GAAP and that the examination of such accountants in connection with such financial statements has been conducted in accordance with generally accepted auditing standards and included such tests of the accounting records and such other auditing procedures as said accountants deemed necessary in the circumstances;

(c)      ab     Audit Reports.  Promptly upon receipt thereof, one copy of any interim or special audit made by independent accountants of the books of any Obligor and any management letter received from such accountants;

(d) ab SEC and Other Reports. Promptly upon their becoming available, one copy of each financial statement, report, notice or proxy statement sent by any Obligor to stockholders generally and of each regular or periodic report, and any registration statement or prospectus filed by any Obligor with any securities exchange or the Securities and Exchange Commission or any successor agency, and copies of any orders in any proceedings to which any Obligor is a party, issued by any governmental agency, Federal or state, having jurisdiction over any Obligor;

(e) ab ERISA Reports. Promptly upon the occurrence thereof, written notice of a Reportable Event with respect to any Plan; (ii) the institution of any steps by any Obligor, any ERISA Affiliate, the PBGC or any other person to terminate any Plan; (iii) the institution of any steps by any Obligor or any ERISA Affiliate to withdraw from any Plan; (iv) a non-exempt "prohibited transaction" within the meaning of Section 406 of ERISA in connection with any Plan; (v) any material increase in the contingent liability of any Obligor with respect to any post-retirement welfare liability; or (vi) the taking of any action by, or the threatening of the taking of any action by, the Internal Revenue Service, the Department of Labor or the PBGC with respect to any of the foregoing;

(f)          ab        Officer's Certificates.  Within the periods provided in
paragraphs (a) and (b) above, a certificate of an authorized financial officer of each of the Obligors stating that such officer has reviewed the provisions of this Agreement and setting forth: (i) the information and computations (in sufficient detail) required in order to establish whether the Obligors were in compliance with the requirements of 5.6 through 5.18 at the end of the period covered by the financial statements then being furnished, and (ii) whether there existed as of the date of such financial statements and whether, to the best of such officer's knowledge, there exists on the date of the certificate or existed at any time during the period covered by such financial statements any Default or Event of Default and, if any such condition or event exists on the date of the certificate, specifying the nature and period of existence thereof and the action the Obligors are taking and propose to take with respect thereto;

(g) ab Accountant's Certificates. Within the period provided in paragraph (b) above, a certificate of the accountants who render an opinion with respect to such financial statements, stating that they have reviewed this Agreement and stating further whether, in making their audit, such accountants have become aware of any Default or Event of Default under any of the terms or provisions of this Agreement insofar as any such terms or provisions pertain to or involve accounting matters or determinations, and if any such condition or event then exists, specifying the nature and period of existence thereof;

(h) ab Additional Reports. As soon as available and in any event within 30 days after the end of each fiscal quarter, a report setting forth, for such fiscal quarter and for the portion of the fiscal year ending as of the last day of such fiscal quarter, and in each case setting forth in comparative form the figures for the same periods of the previous fiscal year,
(i)  all  residential  sales,  (ii)  all Residential Homes Under Construction,
(iii) all Land Held for Future Development, Land Under Development and Developed Lots, whether under contract to be sold or not, (iv) the Obligors' backlog of orders as of the end of each such period, and (v) new orders received by the Obligors during such period, all in such form and detail as the Holders may reasonably require; and

(i)      ab     Requested Information.  With reasonable promptness, such other data  and  information  as  such  Institutional Holder may reasonably request.

Without limiting the foregoing, the Obligors will permit each Institutional Holder (or such Persons as such Institutional Holder may designate), to visit and inspect, under the Obligors' guidance, any of the properties of the Obligors, to examine all of their books of account, records, reports and other papers, to make copies and extracts therefrom and to discuss their respective affairs, finances and accounts with their respective officers, employees, and independent public accountants (and by this provision the Obligors authorize said accountants to discuss with any Institutional Holder the finances and affairs of the Obligors) all at such reasonable times and as often as may be reasonably requested. The Obligors shall pay or reimburse any Holder for expenses which such Holder may incur in connection with any such visitation or inspection promptly upon demand provided, that so long as no Default or Event of Default shall then be continuing, the Obligors shall not be required to pay or reimburse (A) any Holder other than the Purchasers or (B) expenses of the Purchasers (i) of more than two (2) representatives of such Institutional Holder in connection with any such visitation or inspection or (ii) for any visit or inspection more often than once per fiscal year.

5.20. ab Section Joinder Agreement . The Obligors shall cause each New Subsidiary to execute and deliver a joinder agreement substantially in the form of Exhibit E attached hereto, concurrently with the acquisition or creation of such New Subsidiary.

6.          abSECTION  EVENTS  OF  DEFAULT  AND  REMEDIES  THEREFOR.

6.1.      ab     Section Events of Default .  Any one or more of the following shall  constitute  an  "Event  of  Default  "  as  such  term  is used herein:

(a)     ab     Default shall occur in the payment of interest on any Note when the same shall have become due and such default shall continue for more than five business days; or

(b)     ab     Default shall occur in the making of any required prepayment on
any  of  the  Notes  as  provided  in    2.1;  or

(c)       ab     Default shall occur in the making of any other payment of the principal of any Note or premium, if any, thereon at the expressed or any accelerated maturity date or at any date fixed for prepayment; or

(d) ab Default shall be made in the payment when due (whether by lapse of time, by declaration, by call for redemption or otherwise) of the principal of or interest on any Material Debt (other than the Notes) of any Obligor and such default shall continue beyond the period of grace, if any, allowed with respect thereto; or

(e) ab Default or the happening of any event shall occur under any indenture, agreement or other instrument under which any Material Debt of any Obligor may be issued and such default or event shall continue for a period of time sufficient to permit the acceleration of the maturity of any Material Debt of any Obligor outstanding thereunder; or

(f) ab Default shall occur in the observance or performance of any covenant or agreement contained in 5.6 through 5.14 which is not remedied within five days after the earlier of (i) the day on which any Obligor first obtains knowledge of such default, or (ii) the day on which written notice thereof is given to the Obligors by any Holder; or

(g) ab Default shall occur in the observance or performance of any other provision of this Agreement which is not remedied within thirty days after the earlier of (i) the day on which any Obligor first obtains knowledge of such default, or (ii) the day on which written notice thereof is given to the Obligors by any Holder; or

(h) ab Any representation or warranty made by any Obligor herein, or made by any Obligor in any statement or certificate furnished by any Obligor in connection with the consummation of the issuance and delivery of the Notes or furnished by any Obligor pursuant hereto, is untrue in any material respect as of the date of the issuance or making thereof; or

(i)          ab          Final  judgment or judgments for the payment of money
aggregating in excess of $3,000,000 is or are outstanding against any Obligor or against any property or assets of any Obligor and any one of such judgments has remained unpaid, unvacated, unbonded or unstayed by appeal or otherwise for a period of 30 days from the date of its entry; or

(j)       ab     A custodian, liquidator, trustee or receiver is appointed for any Obligor or for the major part of the property of either and is not discharged within 30 days after such appointment; or

(k) ab Any Obligor becomes insolvent or bankrupt, is generally not paying its debts as they become due or makes an assignment for the benefit of creditors, or any Obligor applies for or consents to the appointment of a custodian, liquidator, trustee or receiver for such Obligor or for the major part of the property of any such Obligor; or

(l)          ab          Bankruptcy, reorganization, arrangement or insolvency
proceedings, or other proceedings for relief under any bankruptcy or similar law or laws for the relief of debtors, are instituted by or against any Obligor and, if instituted against any Obligor, are consented to or are not dismissed within 60 days after such institution.

6.2.          ab        Section Notice to Holders .  When any Event of Default
described in the foregoing 6.1 has occurred, or if any Holder or the holder of any other evidence of Debt of any Obligor gives any notice or takes any other action with respect to a claimed default, the Obligors agree to give notice within three business days of such event to all Holders.

6.3.          ab       Section Acceleration of Maturities .  When any Event of
Default described in paragraphs (a) through (i), inclusive, of said 6.1 has happened and is continuing, any Holder or Holders holding 25% or more of the principal amount of Notes at the time outstanding may, by notice to the Obligors, declare the entire principal and all interest accrued on all Notes to be, and all Notes shall thereupon become, forthwith due and payable, without any presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived. In addition, when any Event of Default described in paragraph (a), (b) or (c) of 6.1 has happened and is continuing, any Holder may, by written notice to the Obligors, declare the principal of and accrued interest on the Notes of such Holder to be, and the Notes of such Holder shall thereupon become, forthwith due and payable, without any presentment, demand, or other notice of any kind, all of which are hereby expressly waived. When any Event of Default described in paragraph (j), (k) or (l) of 6.1 has occurred, then all outstanding Notes shall immediately become due and payable without presentment, demand or notice of any kind. Upon the Notes (or portion thereof) becoming due and payable as a result of any Event of Default as aforesaid, the Obligors will forthwith pay to the Holder or Holders thereof, the entire principal and interest accrued on the Notes due and payable and, to the extent not prohibited by applicable law, an amount as liquidated damages for the loss of the bargain evidenced hereby (and not as a penalty) equal to the Modified Make-Whole Amount, determined as of the date on which the Notes shall so become due and payable. No course of dealing on the part of the Holder or Holders nor any delay or failure on the part of any Holder to exercise any right shall operate as a waiver of such right or otherwise prejudice such Holder's rights, powers and remedies. The Obligors further agree, to the extent permitted by law, to pay to the Holder or Holders all costs and expenses incurred by them in the collection of any Notes upon any default hereunder or thereon, including reasonable compensation to such Holder's or Holders' attorneys for all services rendered in connection therewith.

6.4. ab Section Rescission of Acceleration . The provisions of 6.3 are subject to the condition that if the principal of and accrued interest on all or any outstanding Notes have been declared immediately due and payable by reason of the occurrence of any Event of Default described in paragraphs (a) through (i), inclusive, of 6.1, the Holders holding 51% in aggregate principal amount of the Notes then outstanding may, by written instrument filed with the Obligors, rescind and annul such declaration and the consequences thereof, provided that at the time such declaration is annulled and rescinded:

(a)       ab     no judgment or decree has been entered for the payment of any monies  due  pursuant  to  the  Notes  or  this  Agreement;

(b) ab all arrears of interest upon all the Notes and all other sums payable under the Notes and under this Agreement (except any principal, interest or premium on the Notes which has become due and payable solely by reason of such declaration under 6.3) shall have been duly paid; and

(c)        ab     each and every other Default and Event of Default shall have
been  made  good,  cured  or  waived  pursuant  to    7.1;

and provided further, that no such rescission and annulment shall extend to or affect any subsequent Default or Event of Default or impair any right consequent thereto.

7.          abSECTION  AMENDMENTS,  WAIVERS  AND  CONSENTS.

7.1. ab Section Consent Required . Any term, covenant, agreement or condition of this Agreement may, with the consent of the Obligors, be amended or compliance therewith may be waived (either generally or in a particular instance and either retroactively or prospectively), if the Obligors shall have obtained the consent in writing of the Holders holding at least 66-2/3% in aggregate principal amount of outstanding Notes; provided, however, that without the written consent of all of the Holders, no such amendment or waiver shall be effective (i) which will change the time of payment (including any prepayment required by 2.1) of the principal of or the interest on any Note or change the principal amount thereof or reduce the rate of interest thereon, or (ii) which will change any of the provisions with respect to optional prepayments, or (iii) which will change the percentage of Holders required to consent to any such amendment or waiver of any of the provisions of this 7 or
 6.

7.2. ab Section Solicitation of Holders . So long as there are any Notes outstanding, the Obligors will not solicit, request or negotiate for or with respect to any proposed waiver or amendment of any of the provisions of this Agreement or the Notes unless each Holder (irrespective of the amount of Notes then owned by it) shall be informed thereof by the Obligors and shall be afforded the opportunity of considering the same and shall be supplied by the Obligors with sufficient information to enable it to make an informed decision with respect thereto. The Obligors will not, directly or indirectly, pay or cause to be paid any remuneration, whether by way of supplemental or additional interest, fee or otherwise, to any Holder as consideration for or as an inducement to entering into by any Holder of any waiver or amendment of any of the terms and provisions of this Agreement or the Notes unless such remuneration is concurrently offered, on the same terms, ratably to all Holders.

7.3. ab Section Effect of Amendment or Waiver . Any such amendment or waiver shall apply equally to all of the Holders and shall be binding upon them, upon each future Holder and upon the Obligors, whether or not any Note shall have been marked to indicate such amendment or waiver. No such amendment or waiver shall extend to or affect any obligation not expressly amended or waived or impair any right consequent thereon.

8.          abSECTION  INTERPRETATION  OF  AGREEMENT;  DEFINITIONS.

8.1. ab Section Definitions . Unless the context otherwise requires, the terms hereinafter set forth when used herein shall have the following meanings and the following definitions shall be equally applicable to both the singular and plural forms of any of the terms herein defined:

     "Affiliate" shall mean any Person (other than an Obligor) (i) which directly or indirectly through one or more intermediaries controls, or is controlled by, or is under common control with, any Obligor, (ii) which beneficially owns or holds 5% or more of any class of the Voting Stock of any Obligor or (iii) 5% or more of the Voting Stock (or in the case of a Person which is not a corporation, 5% or more of the equity interest) of which is beneficially owned or held by any Obligor. The term "control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of Voting Stock, by contract or otherwise.

     "Agreement"  shall mean this Note Agreement as amended from time to time.

     "Banks" shall mean Bank One, Indiana, NA, and any other bank which becomes a party to the Senior Bank Facility.

     "Borrowing Base" shall mean the sum of (i) 100% of the aggregate amount of cash and cash equivalents of the Obligors, (ii) 80% of the lesser of the net book value or current market value of Spec Homes, (iii) 90% of the lesser of the net book value or current market value of Residential Homes under Construction (including model homes), (iv) 65% of the lesser of the net book value or current market value of Consolidated Land Investments (excluding options to acquire land) and (v) 95% of the receivables of the Obligors held in escrow.

     "Capitalized Lease" shall mean any lease the obligation for Rentals with respect to which is required to be capitalized on a consolidated balance sheet of the lessee and its subsidiaries in accordance with GAAP.

     "Capitalized Rentals" of any Person shall mean as of the date of any determination thereof the amount at which the aggregate Rentals due and to become due under all Capitalized Leases under which such Person is a lessee would be reflected as a liability on a consolidated balance sheet of such Person.

     "Change of Control" shall mean a Person or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the 1934 Act), other than (i) John Scheumann or Richard Crosser, or (ii) the spouses, lineal descendants and spouses of lineal descendants of the persons named in clause (i), or (iii) the estates or legal representatives of the persons named in clauses (i) and (ii), becoming the "beneficial owner" (as defined in Rule 13d-3 under the 1934 Act) of 50% or more (determined by number of votes) of the issued and outstanding Voting Stock of the Company.

     As used herein, the term "Change of Control Date" shall mean any date upon which a Change of Control shall occur.

     "Closing  Date"  is  defined  in    1.2

     "Code"  shall  mean  the  Internal  Revenue  Code  of  1986,  as amended.

     "Company" shall mean Crossmann Communities, Inc., an Indiana corporation, and any Person who succeeds to all, or substantially all, of the assets and business of Crossmann Communities, Inc.

     "Confidential Information" shall mean any written information delivered or made available by or on behalf of any Obligor, either directly or through any Person referred to in 5.19 hereof, to a Holder pursuant to this Agreement which information is marked confidential, but in no event shall include information (i) which was publicly known or otherwise known to such Holder at the time of disclosure, (ii) which subsequently becomes publicly known through no act or omission by such Holder or (iii) which otherwise becomes known to such Holder other than through disclosure by or on behalf of an Obligor.

     "Consolidated Adjusted Tangible Net Worth" shall mean as of the date of any determination thereof the remainder of (i) shareholders' equity of the Obligors determined on a consolidated basis in accordance with GAAP less (ii) the sum of all Intangible Assets arising after March 31, 1998 (other than good will arising in connection with the acquisition of the predecessor to CCNC in an amount not in excess of $8,200,000).

     "Consolidated Current Assets" shall mean as of the date of any determination thereof the sum of (i) cash and cash equivalents, (ii) retainages and (iii) real estate inventories, of the Obligors determined on a consolidated basis in accordance with GAAP.

     "Consolidated Current Liabilities" shall mean as of the date of any determination thereof such liabilities of the Obligors on a consolidated basis as shall be determined in accordance with GAAP constitute current liabilities, excluding, to the extent otherwise included therein, liabilities consisting of the so-called "current maturities" of Total Debt but including, in any event, the amount of revolving credit under bank facilities and the total amount of all letters of credit issued and outstanding.

     "Consolidated Joint Venture Investments" shall mean, as of the date of any determination thereof, the aggregate Investments of the Obligors in land development joint ventures formed to engage principally in land development including, without limitation, Special Joint Venture Investments.

     "Consolidated Land Investments" shall mean, as of the date of any determination thereof, the sum of (i) Land Held for Future Development, (ii) Land Under Development, (iii) Developed Lots and (iv) Investments by the Obligors in options to acquire land, excluding Special Joint Venture Investments.

     "Consolidated Net Income" for any period shall mean net income of the Obligors for such period, determined on a consolidated basis in accordance with GAAP, excluding any extraordinary gains or losses and any unremitted earnings of any corporation not a Subsidiary.

     "Consolidated Subsidiary Debt" shall mean as of the date of any determination thereof all Debt of Subsidiaries determined on a consolidated basis in accordance with GAAP, excluding, to the extent otherwise included therein, (i) Debt of Subsidiaries owing to another Obligor and (ii) the Notes.

     "Debt" of any Person shall mean, as of the date of any determination thereof:

(i)       ab     all obligations of such Person for borrowed money, including, but not limited to, obligations for borrowed money evidenced by notes, bonds, debentures or similar evidences of indebtedness of such Person,

(ii) ab obligations secured by any Lien upon property or assets owned by such Person, even though such Person has not assumed or become liable for the payment of such obligation including, without limitation, obligations secured by Liens arising from the sale or transfer of notes or accounts receivable,

(iii) ab obligations created or arising under any conditional sale or other title retention agreement with respect to property acquired by such Person, notwithstanding the fact that the rights and remedies of the seller, lender or lessor under such agreement in the event of default are limited to repossession or sale of property including, without limitation, obligations secured by Liens arising from the sale or transfer of notes or accounts receivable,

(iv)          ab          Capitalized  Rentals,

(v)     ab     obligations of such Person representing the deferred and unpaid purchase price of any property or business or services, excluding trade payables and accrued expenses constituting current liabilities,

(vi)          ab      letters of credit issued for the account of such Person;

(vii)        ab     obligations of joint ventures of such Person to the extent the holder of such obligations has recourse to such Person with respect to the satisfaction of such obligations; and

(viii)          ab        Guaranties of obligations of others of the character
referred  to  hereinabove  in  this  definition.

     "Debt Purchase Application" shall mean, with respect to any sale, lease or other disposition, the application by an Obligor of cash in an amount equal to the proceeds of such sale, lease or other transfer to pay or prepay Senior Debt of an Obligor including, in each case, a prepayment pursuant to 2.2 of this Agreement of a principal amount of the Notes equal to or greater than the amount which bears the same ratio to the aggregate principal amount of all Notes as the principal amount of all Notes bears to the principal amount of all Senior Debt.

     "Default" shall mean any event or condition the occurrence of which would, with the lapse of time or the giving of notice, or both, constitute an Event of Default.

     "Developed Lots" shall mean, as of the date of any determination thereof, land owned by an Obligor which satisfies the requirements for the issuance of a building permit, but on which no construction has been commenced and in any event shall include, without duplication, all items recorded in the account "Developed Lots" on the Obligors' most recent financial statements and excluding, in any event, any land on which an Obligor has contracted to build a residence.

     "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended, and any successor statute of similar import, together with the regulations thereunder, in each case as in effect from time to time.
References to sections of ERISA shall be construed to also refer to any successor sections.

     "ERISA Affiliate" shall mean any corporation, trade or business that is, along with any Obligor, a member of a controlled group of corporations or a controlled group of trades or businesses, as described in section 414(b) and 414(c), respectively, of the Code or Section 4001 of ERISA.

     "Event  of  Default"  shall  have  the  meaning  set  forth  in    6.1.

     "Fixed Charges" for any period shall mean on a consolidated basis the sum of (i) all Rentals (other than Rentals on Capitalized Leases) payable during such period by the Obligors, and (ii) all Interest Charges on all Indebtedness (including the interest component of Rentals on Capitalized Leases) of the Obligors.

     "GAAP" shall mean generally accepted accounting principles at the time in the United States.

     "Guaranties" by any Person shall mean all obligations (other than endorsements in the ordinary course of business of negotiable instruments for deposit or collection) of such Person guaranteeing, or in effect guaranteeing, any Indebtedness, dividend or other obligation of any other Person (the "primary obligor") in any manner, whether directly or indirectly, including, without limitation, all obligations incurred through an agreement, contingent or otherwise, by such Person: (i) to purchase such Indebtedness or obligation or any property or assets constituting security therefor, (ii) subject to the last sentence of this definition, to advance or supply funds (x) for the purchase or payment of such Indebtedness or obligation, (y) to maintain working capital or other balance sheet condition or otherwise to advance or make available funds for the purchase or payment of such Indebtedness or obligation, (iii) to lease property or to purchase Securities or other property or services primarily for the purpose of assuring the owner of such Indebtedness or obligation of the ability of the primary obligor to make payment of the Indebtedness or obligation, or (iv) otherwise to assure the owner of the Indebtedness or obligation of the primary obligor against loss in respect thereof. For the purposes of all computations made under this Agreement, a Guaranty in respect of any Debt shall be deemed to be Debt equal to the principal amount of such Indebtedness for borrowed money which has been guaranteed, and a Guaranty in respect of any other obligation or liability or any dividend shall be deemed to be Indebtedness equal to the maximum aggregate amount of such obligation, liability or dividend. "Guaranties" shall not include Investments by an Obligor in joint ventures which are permitted hereunder and with respect to which there is no recourse to such Obligor.

     "Holder" shall mean any Person which is, at the time of reference, the registered Holder of any Note.

     "Indebtedness" of any Person shall mean and include all obligations of such Person which in accordance with GAAP shall be classified upon a balance sheet of such Person as liabilities of such Person, and in any event shall include all Debt.

     "Institutional Holder" shall mean any Holder which is a Purchaser or an insurance company, bank, savings and loan association, trust company, investment company, charitable foundation, employee benefit plan (as defined in ERISA) or other institutional investor or financial institution and, for purposes of the direct payment provisions of this Agreement, shall include any nominee of any such Holder.

     "Intangible Assets" shall mean as of the date of any determination thereof the total amount of all assets of the Obligors consisting of good will, patents, trade names, trade marks, copyrights, franchises, experimental expense, organization expense, unamortized debt discount and expense, deferred assets other than prepaid insurance and prepaid taxes, the excess of cost of shares acquired over book value of related assets and such other assets as are properly classified as "intangible assets" in accordance with GAAP.

     "Interest Charges" for any period shall mean all interest, whether capitalized or expensed, and all amortization of debt discount and expense on any particular Indebtedness for which such calculations are being made. Computations of Interest Charges on a pro forma basis for Indebtedness having a variable interest rate shall be calculated at the rate in effect on the date of any determination.

     "Investments" shall mean all investments, in cash or by delivery of property made, directly or indirectly in any Person, whether by acquisition of shares of capital stock, indebtedness or other obligations or Securities or by loan, advance, capital contribution or otherwise.

     "Joint Venture Subsidiary" shall mean any Subsidiary of the Company owned jointly with a non-affiliated third party entered into for the development of real estate projects.

     "Land He Id for Future Development" shall mean as of the date of any determination thereof, land owned by an Obligor with respect to which such Obligor has not entered into any contract for the construction of sewers, streets, water, or utilities and, in any event, shall include, without duplication, all items recorded in the account "Land Held for Future
Development"  on  the  Obligors'  most  recent  financial  statements.

     "Land Under Development" shall mean as of the date of any determination thereof, land owned by an Obligor and with respect to which such Obligor has entered into a contract for the construction of sewers, streets, water or utilities and, in any event, shall include, without duplication, all items recorded in the account "Land Under Development" on the Obligors' most recent financial statements.

     "Lien" shall mean any interest in property securing an obligation owed to, or a claim by, a Person other than the owner of the property, whether such interest is based on the common law, statute or contract, and including but not limited to the security interest lien arising from a mortgage, encumbrance, pledge, conditional sale or trust receipt or a lease, consignment
or  bailment  for  security  purposes.    The  term  "Lien"  shall  include
reservations, exceptions, encroachments, easements, rights-of-way, covenants, conditions, restrictions, leases and other title exceptions and encumbrances
(including,  with  respect  to  stock,  stockholder  agreements,  voting trust agreements, buy-back agreements and all similar arrangements) affecting property. For the purposes of this Agreement, an Obligor shall be deemed to be the owner of any property which it has acquired or holds subject to a conditional sale agreement, Capitalized Lease or other arrangement pursuant to which title to the property has been retained by or vested in some other Person for security purposes and such retention or vesting shall constitute a Lien.

     "Make-Whole Amount" means, with respect to any Note, an amount equal to the excess, if any, of the Discounted Value of the Remaining Scheduled Payments with respect to the Called Principal of such Note over the amount of such Called Principal, provided that the Make-Whole Amount may in no event be less than zero. For the purposes of determining the Make-Whole Amount, the following terms have the following meanings:

     "Called Principal" means, with respect to any Note, the principal of such Note that is to be prepaid pursuant to 2.2 or has become or is declared to be immediately due and payable pursuant to 6.3, as the context requires.

     "Discounted Value" means, with respect to the Called Principal of any Note, the amount obtained by discounting all Remaining Scheduled Payments with respect to such Called Principal from their respective scheduled due dates to the Settlement Date with respect to such Called Principal, in accordance with accepted financial practice and at a discount factor (applied on the same periodic basis as that on which interest on the Notes is payable) equal to the Reinvestment Yield with respect to such Called Principal.

     "Reinvestment Yield" means, with respect to the Called Principal of any Note, .50% over the yield to maturity implied by (i) the yields reported, as of 10:00 A.M. (New York City time) on the second Business Day preceding the Settlement Date with respect to such Called Principal, on the display designated as Screen PX7 on the Bloomberg Financial Markets Services Screen (or such other display as may replace Screen PX7 on Bloomberg Financial Markets Services Screen) for actively traded U.S. Treasury securities having a maturity equal to the Remaining Average Life of such Called Principal as of such Settlement Date, or (ii) if such yields are not reported as of such time or the yields reported as of such time are not ascertainable (including by way of interpolation), the Treasury Constant Maturity Series Yields reported, for the latest day for which such yields have been so reported as of the second Business Day preceding the Settlement Date with respect to such Called Principal, in Federal Reserve Statistical Release H.15 (519) (or any comparable successor publication) for actively traded U.S. Treasury securities having a constant maturity equal to the Remaining Average Life of such Called Principal as of such Settlement Date/ Such implied yield will be determined, if necessary, by (a) converting U.S. Treasury bill quotations to bond-equivalent yields in accordance with accepted financial practice and (b) interpolating linearly between (1) the actively traded U.S. Treasury security with a maturity closest to and greater than the Remaining Average Life and (2) the actively traded U.S. Treasury security with a maturity closest to and less than the Remaining Average Life.

     "Remaining Average Life" means, with respect to any Called Principal, the number of years (calculated to the nearest one-twelfth year) obtained by dividing (i) such Called Principal into (ii) the sum of the products obtained by multiplying (a) the principal component of each Remaining Scheduled Payment with respect to such Called Principal by (b) the number of years (calculated to the nearest one-twelfth year) that will elapse between the Settlement Date with respect to such Called Principal and the scheduled due date of such Remaining Scheduled Payment.

     "Remaining Scheduled Payments" means, with respect to the Called Principal of any Note, all payments of such Called Principal and interest thereon that would be due after the Settlement Date with respect to such Called Principal if no payment of such Called Principal were made prior to its scheduled due date, provided that if such Settlement Date is not a date on which interest payments are due to be made under the terms of the Notes, then the amount of the next succeeding scheduled interest payment will be reduced by the amount of interest accrued to such Settlement Date and required to be
paid  on  such  Settlement  Date  pursuant  to    2.2  or    6.3.

     "Settlement Date" means, with respect to the Called Principal of any Note, the date on which such Called Principal is to be prepaid pursuant to
2.2 or has become or is declared to be immediately due and payable pursuant to 6.3, as the context requires.

     "Material Debt" shall mean, as of the date of any determination thereof, one or more obligations of any Obligor constituting Debt which is outstanding in an aggregate principal amount in excess of $3,000,000.

     "Modified Make-Whole Amount" shall mean the Make-Whole Amount as defined herein except that ".75%" shall be substituted for ".50%" in the definition of "Reinvestment Yield".

     "Moody's"  means  Moody's  Investors  Services,  Inc.

     "Multiemployer  Plan"  shall  have  the  same  meaning  as  in  ERISA.

     "Net Income Available for Fixed Charges" for any period shall mean the sum of (i) Consolidated Net Income during such period plus (to the extent deducted in determining Consolidated Net Income), (ii) all provisions for any Federal, state or other income taxes made by the Obligors during such period and (iii) Fixed Charges of the Company and its Subsidiaries during such period.

     "New Subsidiary" shall mean any Subsidiary, other than a Joint Venture Subsidiary, acquired or created by any Obligor after the Closing Date.

     "1933  Act"  shall  mean  the  Securities  Act  of  1933,  as  amended.

     "1934  Act"  shall  mean the Securities Exchange Act of 1934, as amended.

     "Notice Cut-Off Date" shall have the meaning assigned to such term in 2.3.

     "PBGC" means the Pension Benefit Guaranty Corporation and any entity succeeding to any or all of its functions under ERISA.

     "Person" shall mean an individual, partnership, corporation, trust or unincorporated organization, and a government or agency or political subdivision thereof.
     "Plan" means a "pension plan," as such term is defined in ERISA, established or maintained by any Obligor or any ERISA Affiliate or as to which any Obligor or any ERISA Affiliate contributed or is a member or otherwise may have any liability.

     "Prepayment Notice" shall have the meaning assigned to such term in  2.3.

     "Property Reinvestment Application" shall mean, with respect to any sale, lease or other transfer of assets, the application by an Obligor of the proceeds thereof to the acquisition by an Obligor of operating assets to be used in the ordinary course of business by such Obligor.

     "Purchasers"  shall  have  the  meaning  set  forth  in    1.1.

     "QPAM Exemption" means Prohibited Transaction Class Exemption 84-14 issued by the United States Department of Labor.

     "Rentals" shall mean and include as of the date of any determination thereof all fixed payments (including as such all payments which the lessee is obligated to make to the lessor on termination of the lease or surrender of the property) payable by an Obligor, as lessee or sublessee under a lease of real or personal property, but shall be exclusive of any amounts required to be paid by an Obligor (whether or not designated as rents or additional rents) on account of maintenance, repairs, insurance, taxes and similar charges. Fixed rents under any so-called "percentage leases" shall be computed solely on the basis of the minimum rents, if any, required to be paid by the lessee regardless of sales volume or gross revenues.

     "Reportable  Event"  shall  have  the  same  meaning  as  in  ERISA.

     "Residential Homes under Construction" shall mean as of the date of any determination thereof, (a) land on which construction of a residence has begun, (b) all residential housing completed by any Obligor, including model homes owned by any Obligor and (c) land on which an Obligor has contracted to build a residence, regardless of whether construction has begun, and, in any event, shall include, without duplication, all items recorded in the account "Residential Homes Under Construction" on the Obligors' most recent financial statements excluding, in any event, all Spec Homes.

     "S&P" shall mean Standard & Poor's Ratings Group, a division of McGraw-Hill, Inc.
     "Security" shall have the same meaning as in Section 2(1) of the Securities Act of 1933, as amended.

     "Senior Bank Facility" shall mean that certain Amended and Restated Credit Agreement dated December 21, 1995 between the Company and the Banks and any agreement which amends, replaces or supersedes such Credit Agreement and is otherwise entered into in compliance with the terms and provisions of this Agreement.

     "Senior Debt" shall mean and include any Debt of an Obligor (excluding Debt owing to an Obligor, Subsidiary or Affiliate) which is not expressed to be junior or subordinate to any other Debt of such Obligor.

     "Spec Homes" shall mean speculative homes and model homes completed or under construction, and winter foundations or land which any Obligor owns and does not have a contract with a third party to build a house.

     "Special Joint Venture Investments" shall mean Investments by an Obligor in non-consolidated joint venture partnerships formed to engage principally in single-family land development.

     "Subordinated Debt" shall mean all Debt of any Obligor which is junior or subordinate by its terms to the Notes.

     The term "subsidiary" shall mean as to any particular parent business entity, any business entity of which (i) in the case of any corporation, more than 50% (by number of votes) of the Voting Stock shall be beneficially owned, directly or indirectly, by such parent business entity and (ii) in the case of any partnership, limited liability company or similar entity, a partnership interest, membership interest or similar interest which exceeds 50% of the aggregate outstanding partnership interest, membership interest or similar interest and which permits the owner thereof, directly or indirectly, to direct the management of such partnership, limited liability company or similar entity shall be owned by such parent business entity. The term "Subsidiary" shall mean a subsidiary of any Obligor.

     "Total Assets" shall mean as of the date of any determination thereof the sum of all assets of the Obligors less depreciation, amortization and other properly deductible valuation reserves determined on a consolidated basis in accordance with GAAP.

     "Total Capitalization" shall mean as of the date of any determination thereof the sum of (i) Consolidated Adjusted Tangible Net Worth and (ii) Total Debt.
     "Total Debt" shall mean as of the date of any determination thereof all Debt of the Obligors determined on a consolidated basis in accordance with GAAP.

     "Voting Stock" shall mean as of the date of any determination thereof Securities of any class or classes, the holders of which are ordinarily, in the absence of contingencies, entitled to elect a majority of the corporate directors (or Persons performing similar functions).

8.2.     ab     Section Accounting Principles .  Where the character or amount of any asset or liability or item of income or expense is required to be determined or any consolidation or other accounting computation is required to be made for the purposes of this Agreement, the same shall be done in accordance with GAAP, to the extent applicable, except where such principles are inconsistent with the requirements of this Agreement.

8.3. ab Section Directly or Indirectly . Where any provision in this Agreement refers to action to be taken by any Person, or which such Person is prohibited from taking, such provision shall be applicable whether the action in question is taken directly or indirectly by such Person.

9.          abSECTION  MISCELLANEOUS.

9.1. ab Section Registered Notes . The Obligors shall cause to be kept at the principal office of the Company a register for the registration and transfer of the Notes (hereinafter called the "Note Register"), and the Obligors will register or transfer or cause to be registered or transferred as hereinafter provided any Note issued pursuant to this Agreement.

     At any time and from time to time any Holder of a Note which has been duly registered as hereinabove provided may transfer such Note upon surrender thereof at the principal office of the Company duly endorsed or accompanied by a written instrument of transfer duly executed by the Holder or its attorney duly authorized in writing.

     The Person in whose name any registered Note shall be registered shall be deemed and treated as the owner and holder thereof and a Holder for all purposes of this Agreement. Payment of or on account of the principal, premium, if any, and interest on any registered Note shall be made to or upon the written order of such Holder.

9.2. ab Section Exchange of Notes . At any time and from time to time, upon not less than ten days' notice to that effect given by the Holder of any Note initially delivered or of any Note substituted therefor pursuant to 9.1, this 9.2 or 9.3, and, upon surrender of such Note at the Company's office, the Obligors will deliver in exchange therefor, without expense to such Holder, except as set forth below, a Note for the same aggregate principal amount as the then unpaid principal amount of the Note so surrendered, or Notes in the denomination of $250,000 or any amount in excess thereof as such Holder shall specify, dated as of the date to which interest has been paid on the Note so surrendered or, if such surrender is prior to the payment of any interest thereon, then dated as of the date of issue, registered in the name of such Person or Persons as may be designated by such Holder, and otherwise of the same form and tenor as the Notes so surrendered for exchange. The Obligors may require the payment of a sum sufficient to cover any stamp tax or governmental charge imposed upon such exchange or transfer.

9.3. ab Section Loss, Theft, Etc. of Notes . Upon receipt of evidence satisfactory to the Obligors of the loss, theft, mutilation or destruction of any Note, and in the case of any such loss, theft or destruction upon delivery of a bond of indemnity in such form and amount as shall be reasonably satisfactory to the Obligors, or in the event of such mutilation upon surrender and cancellation of the Note, the Obligors will make and deliver without expense to the Holder thereof, a new Note, of like tenor, in lieu of such lost, stolen, destroyed or mutilated Note. If an Institutional Holder is the owner of any such lost, stolen or destroyed Note, then the affidavit of an authorized officer of such owner, setting forth the fact of loss, theft or destruction and of its ownership of such Note at the time of such loss, theft or destruction shall be accepted as satisfactory evidence thereof and no further indemnity shall be required as a condition to the execution and delivery of a new Note other than the written agreement of such owner to indemnify the Obligors.

9.4. ab Section Expenses, Stamp Tax indemnity . Whether or not the transactions herein contemplated shall be consummated, the Obligors agree to pay directly all of the Purchasers' out-of-pocket expenses in connection with the preparation, execution and delivery of this Agreement and the transactions contemplated hereby, including but not limited to the reasonable charges and disbursements of Chapman and Cutler, special counsel to the Purchasers, duplicating and printing costs and charges for shipping the Notes, adequately insured to each Purchaser's home office or at such other place as such Purchaser may designate, and all expenses (including the fees and expenses of any financial advisor for the Holders) of the Holders relating to any proposed or actual amendment, waivers or consents pursuant to the provisions hereof, including, without limitation, any amendments, waivers, or consents resulting from any work-out, renegotiation or restructuring relating to the performance by the Obligors of their obligations under this Agreement and the Notes. The Obligors shall also pay for, or reimburse you for any and all costs incurred in connection with obtaining a valuation of the Notes by the National Association of Insurance Commissioners and for the cost of obtaining a so-called private placement number with respect to the Notes. The Obligors also agree that they will pay and save each Purchaser harmless against any and all liability with respect to stamp and other taxes, if any, which may be payable or which may be determined to be payable in connection with the execution and delivery of this Agreement or the Notes, whether or not any Notes are then outstanding. The Obligors agree to protect and indemnify each Purchaser against any liability for any and all brokerage fees and commissions payable or claimed to be payable to any Person in connection with the transactions contemplated by this Agreement.

9.5.       ab     Section Powers and Rights Not Waived; Remedies Cumulative .
No delay or failure on the part of any Holder in the exercise of any power or right shall operate as a waiver thereof; nor shall any single or partial exercise of the same preclude any other or further exercise thereof, or the exercise of any other power or right, and the rights and remedies of each Holder are cumulative to, and are not exclusive of, any rights or remedies any such Holder would otherwise have.

9.6. ab Section Notices . All communications provided for hereunder shall be in writing and, if to a Holder, delivered or mailed prepaid by registered or certified mail or overnight air courier, or by facsimile communication, in each case addressed to such Holder at its address appearing beneath its signature at the foot of this Agreement or such other address as any Holder may designate to the Obligors in writing, and if to the Obligors, delivered or mailed by registered or certified mail or overnight air courier, or by facsimile communication, to the Company at the address beneath its signature at the foot of this Agreement or to such other address as the Obligors may in writing designate to the Holders; provided, however, that a notice to a Holder by overnight air courier shall only be effective if delivered to such Holder at a street address designated for such purpose in accordance with this 9.6, and a notice to such Holder by facsimile communication shall only be effective if made by confirmed overnight written copy to such Holder at a telephone number designated for such purpose in accordance with this 9.6 and promptly followed by the delivery of such notice by registered or certified mail or overnight air courier, as set forth above.

9.7. ab Section Successors and Assigns . This Agreement shall be binding upon the Obligors and their successors and assigns and shall inure to the benefit of each Purchaser and its successor and assigns, including each successive Holder.

9.8. ab Section Survival of covenants and Representations . All covenants, representations and warranties made by the Obligors herein and in any certificates delivered pursuant hereto, whether or not in connection with the Closing Date, shall survive the closing and the delivery of this Agreement and the Notes.

9.9. ab Section Severability . Should any part of this Agreement for any reason be declared invalid or unenforceable, such decision shall not affect the validity or enforceability of any remaining portion, which remaining portion shall remain in force and effect as if this Agreement had been executed with the invalid or unenforceable portion thereof eliminated and it is hereby declared the intention of the parties hereto that they would have executed the remaining portion of this Agreement without including therein any such part, parts or portion which may, for any reason, be hereafter declared invalid or unenforceable.

9.10.      ab     Section Governing Law .  This Agreement and the Notes issued and sold hereunder shall be governed by and construed in accordance with Indiana law.

9.11.       ab     Section Captions .  The descriptive headings of the various
Sections or parts of this Agreement are for convenience only and shall not affect the meaning or construction of any of the provisions hereof.

9.12. ab Section Disclosure to Other Persons . Each Holder shall not use any Confidential Information for any purpose other than evaluating or protecting its investment in any Note and shall not disclose any Confidential Information to any Person; provided that nothing herein shall prevent any Holder from delivering or disclosing (and the Obligors acknowledge that each Holder may deliver or disclose) any financial statements and other documents delivered to it, and any other information disclosed to it (including, but not limited to, Confidential Information), by or on behalf of any Obligor, in connection with or pursuant to this Agreement to (i) its directors, officers, employees, agents and professional consultants, (ii) any other Holder, (iii) any Person to which it offers to sell any Note or any part thereof consistent with reasonable business practice, (iv) any Person to which it sells or offers to sell a participation in all or any part of any Note, (v) any federal or state regulatory authority having jurisdiction over it, (vi) the National Association of Insurance Commissioners or any similar organization or (vii) any other Person to which such delivery or disclosure may be necessary (a) to effect compliance with any law, rule, regulation or order applicable to it,
(b) in response to any subpoena or other legal process or informal investigative demand, (c) in connection with any litigation to which it is a party, or (d) in order to protect its investment in any Note.

     The execution hereof by the Purchasers shall constitute a contract among the Obligors and the Purchasers for the uses and purposes hereinabove set forth. This Agreement may be executed in any number of counterparts, each executed counterpart constituting an original but all together only one agreement.

CROSSMANN  COMMUNITIES,  INC.
DELUXE  HOMES,  INC.
DELUXE  HOMES  OF  LAFAYETTE,  INC.
TRIMARK  HOMES,  INC.
TRIMARK  DEVELOPMENT,  INC.
MERIT  REALTY,  INC.
CROSSMANN  COMMUNITIES  OF  OHIO,
INC.
CROSSMANN  MORTGAGE  CORP.
CROSSMANN  INVESTMENTS,  INC.
CROSSMANN  MANAGEMENT,  INC.
CROSSMANN  COMMUNITIES  OF
 TENNESSEE,  LLC
CUTTER  HOMES,  LTD.
CROSSMANN  COMMUNITIES  OF  NORTH
CAROLINA,  INC.
DELUXE  AVIATION  INC.

     By:          /s/  Jennifer  A.  Holihen
          Jennifer A. Holihen          Secretary of each of the above Obligors

CROSSMANN  COMMUNITIES
 PARTNERSHIP
By:          Deluxe  Homes,  Inc.,  Managing  General  Partner


     By:          /s/  Jennifer  A.  Holihen
Jennifer  A.  Holihen,
Secretary


CROSSMANN  COMMUNITIES,  INC.
9202  North  Meridian  Street,  Suite  300
Indianapolis,  Indiana    47260
Attention:    John  Scheumann
Telefacsimile:    (317)  571-2210
Confirmation:    (317)  843-9514



























EXHIBIT  10.47


     ASSET  PURCHASE  AGREEMENT

                     DATED AS OF THE 5TH DAY OF MAY, 1998

                                 BY AND AMONG

                         CROSSMANN COMMUNITIES, INC.

                   CROSSMANN COMMUNITIES OF TENNESSEE, LLC

                                     AND

                           PARAGON PROPERTIES, LLC,

                                 RUSTY HYNEMAN

                                     AND

                             W.V. RICHERSON, JR.



                             TABLE OF CONTENTS

                                                                        PAGE

ARTICLE  I          SALE  AND  PURCHASE          1

Section  1.01.    Transfer  of  the  Acquired  Assets.          1
     Section  1.02.    Sale  at  Closing  Date.          1
     Section  1.03.    Assumption  of  Liabilities.          2
     Section  1.04.    Purchase  Price.          2
     Section  1.05.    Closing  Date  Payment.          4
     Section  1.06.    Determination  of  Paragon  Net  Income.          4
     Section  1.07.    Withholding  of  Tax.          4
     Section  1.08.    Subsequent  Documentation.          4
     Section  1.09.    Allocation  of  Purchase  Price.          5

ARTICLE  II          REPRESENTATIONS  AND  WARRANTIES  OF  THE  SELLER       5

Section  2.01.    Title  to  Property.          5
     Section  2.02.    Authority;  Consent.          5
     Section  2.03.    Consents  and  Approvals.          6
     Section  2.04.    Organization.          6
     Section  2.05.    Financial  Statements  of  the  Seller.          6
     Section  2.06.    Tax  Matters.          7
     Section  2.07.    Compliance  with  Laws; No Default or Litigation.     7
     Section  2.08.    Personal  Property  Owned.          8
     Section  2.09.    Personal  Property  Leased.          8
     Section  2.10.    Developed  Real  Property.          8
     Section  2.11.    Undeveloped  Real  Property.          9
     Section  2.12.    Real  Property  Leases.          9
     Section  2.13.    Land  Contracts.          9
     Section  2.14.    Real  Property  Generally.          10
     Section  2.15.    Homeowner's  Associations.          12
     Section  2.16.    Environmental  Compliance.          12
     Section  2.17.    Contracts.          14
     Section  2.18.    Accounts  and  Notes  Receivable.          15
     Section  2.19.    Licenses  and  Permits.          15
     Section  2.20.    Intellectual  Property.          15
     Section  2.21.    Labor  Relations:  Employees.          16
     Section  2.22.    Employee  Benefit  Plans.          16
     Section  2.23.    Warranty  Liability.          18
     Section  2.24.    Letters  of  Intent  and  Sale  Discussions.         18
     Section  2.25.    Due  Diligence.          18
     Section  2.26.    Disclosure.          18
     Section  2.27.    Survival.          18
     Section  2.28.    Other  Limitations.          18

ARTICLE  III          REPRESENTATIONS  AND  WARRANTIES OF THE PURCHASER     19

Section  3.01.    Authority:  Consent.          19
     Section  3.02.    Consents  and  Approvals.          20
     Section  3.03.    Corporate  Organization.          20

ARTICLE  IV          INDEMNIFICATION          20

Section  4.01.    Indemnification  by  Seller.          20
     Section  4.02.    Indemnification  by  the  Purchaser.          21
     Section  4.03.    Notice.          21
     Section  4.04.    Arbitration.          21
     Section  4.05.    Defense  of  Claims.          22
     Section  4.06.    Computation  of  Indemnity  Losses.          23
     Section  4.07.    Payment  of  Losses.          23
     Section  4.08.    Survival.          23
     Section  4.09.    Changes  to  Representations  and  Warranties.       24
     Section  4.10.    Other  Limitations.          24

ARTICLE  V          CONDITIONS  PRECEDENT  TO OBLIGATIONS OF THE SELLER     24

Section  5.01.    Performance  of  the  Obligations  of  the Purchaser.     24
     Section  5.02.    Consents  and  Approvals.          24
     Section  5.03.    No  Violation  of  Orders.          25

ARTICLE  VI          CONDITIONS  PRECEDENT  TO  OBLIGATIONS
          OF  THE  PURCHASER          25

Section  6.01.    Performance  of  the  Obligations  of  the  Seller.       25
     Section  6.02.    Completion  of  Due  Diligence.          25
     Section  6.03.    Consents  and  Approvals.          25
     Section  6.04.    No  Violation  of  Orders.          25
     Section  6.05.    Title  Insurance.          26
     Section  6.06.    Phase  I  for  Country  Walk  Subdivision.          26
     Section  6.07.    Lot  Purchase  Agreements.          26
     Section  6.08.    Noncompetition  Agreement  with  Seller.          26
     Section  6.09.    Employment  Agreement.          26
     Section  6.10.  Assignment and Assumption of Country Walk Agreements.
26
     Section  6.11.    Deposit  of  Proceeds.          27
     Section  6.12.    Brokerage  Services  Agreement.          27
     Section  6.13.    Oakland  Agreement.          27

ARTICLE  VII          TERMINATION          27

ARTICLE  VIII          CLOSING  AND  POST-CLOSING  MATTERS          27

Section  8.01.    Closing  Date.          27
     Section  8.02.    Deliveries  by  the  Seller.          27
     Section  8.03.    Deliveries  by  Purchaser.          28
     Section  8.04.    Confidentiality.          29
     Section  8.05.    Sale  of  Homes.          29
     Section  8.06.    Assignment  of  Country  Walk  Proceeds.          29

ARTICLE  IX          MISCELLANEOUS          30

Section  9.01.    Counterparts.          30
     Section  9.02.    Expenses.          30
     Section  9.03.    Public  Announcements.          30
     Section  9.04.    Risk  of  Loss.          30
     Section  9.05.    Index  and  Captions.          30
     Section  9.06.    Notices.          31
     Section  9.07.    Entire  Agreement.          32
     Section  9.08.    Waiver  of  Compliance.          32
     Section  9.09.    Validity  of  Provisions.          32
     Section  9.10.    Schedules  and  Exhibits.          32
     Section  9.11.    No  Intention  to  Benefit  Third  Parties.          33
     Section  9.12.    Successors  and  Assigns.          33
     Section  9.13.    Governing  Law.          33

ARTICLE  X          DEFINITIONS          33













                           ASSET PURCHASE AGREEMENT


     THIS ASSET PURCHASE AGREEMENT (the "Agreement") is made and entered into as of the 5th day of May, 1998, by and among CROSSMANN COMMUNITIES, INC., an Indiana corporation ("Crossmann"), Crossmann Communities of Tennessee, LLC, a Tennessee limited liability company which is owned 99% by Crossmann and 1% by Deluxe Homes of Lafayette, Inc., a wholly-owned subsidiary of Crossmann (the "Company" and, collectively with Crossmann the "Purchaser") and Paragon Properties, LLC, a Tennessee limited liability company ("Paragon" or the "Seller"), and Rusty Hyneman ("Hyneman") and W.V. Richerson, Jr. ("Richerson") the sole owners of the Seller.

                                  WITNESSETH

     WHEREAS, the Seller is engaged in the business of acquiring developed and undeveloped real estate, and building residential homes on such real estate in Tennessee.

     WHEREAS, the Purchaser, in reliance upon the representations, warranties and covenants of the Seller set forth herein, desires to purchase from the Seller, and the Seller desires to sell, transfer and convey the Acquired Assets (as defined in Article X herein) to the Purchaser pursuant to the terms and subject to the conditions set forth in this Agreement.

     WHEREAS,  Article  X  lists  defined  terms  used  in  this  Agreement.

     NOW THEREFORE, in consideration of the representations, warranties, mutual covenants, and agreements herein contained, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Purchaser and Seller hereby agree as follows:

                               I     abARTICLE

                              SALE AND PURCHASE

1.01       ab     Section.  Transfer of the Acquired Assets.    Subject to
the terms and conditions set forth herein, on the Closing Date, the Seller shall sell, convey, transfer, assign, and deliver to the Purchaser, and the Purchaser shall purchase, acquire, and accept from the Seller, all of the respective rights, titles, and interests of the Seller in and to the Acquired Assets. The Purchaser shall not purchase, acquire, or accept from the Seller any right, title, or interest of the Seller in or to the Excluded Assets.

1.02      ab     Section.  Sale at Closing Date.   The sales, conveyances,
transfers, assignments, and deliveries by the Seller of the Acquired Assets, as herein provided, shall be effected on the Closing Date, free and clear of all Liens, except for the Liens set forth on Schedule 1.02, by appropriate deeds, bills of sale, endorsements, assignments, and other instruments of transfer and conveyance satisfactory in form and substance to the Seller and the Purchaser.

1.03          ab     Section.  Assumption of Liabilities.   Subject to the
terms and conditions set forth herein, from and after the Closing, the Purchaser shall assume, pay, perform, and discharge, when due, only the liabilities and obligations of the Seller which are (i) related to the Acquired Assets and (ii) listed on Schedule 1.03 (the "Assumed Liabilities"). Notwithstanding the foregoing, the Purchaser shall not assume, pay, perform or discharge any of the following:

(a)          ab          any  liability  not  listed  on  Schedule  1.03;

(b)     ab     any liability or obligation not listed on Schedule 1.03 which is  secured  by  an  Excluded  Asset;

(c)          ab          any  unfunded  pension  liability;

(d)         ab     except as otherwise provided in Section 9.02(ii), any Tax
liability which accrued on or before the Closing Date (including any Tax liability resulting from the sale and transfer by the Seller of the Acquired Assets hereunder), including past due or delinquent taxes or interest or penalties thereon;

(e)          ab       any liability not listed on Schedule 1.03 arising from
activities  outside  of  the  ordinary  course  of  business  of  the  Seller;

(f)          ab          any  tort liability not specified on Schedule 1.03;

(g)          ab      any other cost or expense, not listed on Schedule 1.03,
including, but not limited to, any cost or expense incurred in building residential homes (for example, the Purchaser shall not be responsible for paying any contractor or subcontractor that worked on a residential home if the sale of such home closed prior to the Closing Date, unless those costs are included in the liabilities set forth on Schedule 1.03); Seller shall retain the responsibility for all of Seller's pre-closing operating expenses, including but not limited to rent, utility bills, and promotional and advertising expenses;

(h) ab any liability arising from any suit, cause, action, claim, investigation, or arbitral action that was filed, in progress, pending, or threatened against the Seller (or any of its assets or property) on or before the Closing Date whether at law or in equity, whether civil or criminal in nature, whether before any federal, state, county, or local court, commission, board or agency; or
(i) ab any liability arising from any circumstances arising on or before the Closing Date not listed on Schedule 1.03.

1.04        ab     Section.  Purchase Price.   The aggregate consideration
(the "Purchase Price") to be paid by the Purchaser to the Seller for the Acquired Assets shall be:

(a)          ab       cash in the amount equal to the sum of (i) Three Million
Dollars ($3,270,000.00), plus (ii) an amount equal to the Net Assets as of Closing, payable in accordance with Section 1.05 (the "Closing Date Payment");

(b) ab a promissory note (the "Note"), in the form of Exhibit 1.04(b) attached hereto, to be delivered at Closing in the aggregate principal amount of Five Hundred Thousand Dollars ($500,000) bearing interest at 5.50% per annum, payable in two equal installments (plus accrued interest thereon) on January 15, 1999 and January 15, 2000 (the "Payment Dates"); provided, however, that the principal amount due on each Payment Date shall be reduced on a dollar-for-dollar basis (the "Reduced Amount") to the extent that the net operating income of the Company attributable to the Paragon Operations (the "Paragon Net Income"), determined in accordance with Section 1.06, for the years ending December 31, 1998 and December 31, 1999 is less than One Million Five Hundred Thousand Dollars ($1,500,000) per year; and, provided further, that the Purchaser shall not be obligated to pay any amount of interest due on each Payment Date that has accrued on the Reduced Amount;

(c)          ab          cash payments in each of 1999 and 2000 (the "Earn-Out
Payments") in an aggregate amount equal to the lesser of (i) thirty-five percent (35%) of the Paragon Net Income in excess of One Million Five Hundred Thousand Dollars ($1,500,000) for each of the twelve-month periods (the "Earn-Out Periods") ending May 1, 1999 and May 1, 2000, or (ii) One Hundred Seventy-Five Thousand Dollars ($175,000) for each of the Earn-Out Periods; provided, however, that the Purchaser shall not be obligated to make any such Earn-Out Payments to the Seller unless the Paragon Operations achieve at least a twenty-five percent (25%) return on assets for the applicable Earn-Out Period; and provided further that the Purchaser shall not be obligated to make an Earn-Out Payment to the Purchaser if the Seller or Hyneman breaches any term or condition of the Noncompetition Agreement, or if Richerson is terminated for "Cause" (as defined in the Employment Agreement), submits his resignation or otherwise voluntarily ceases his employment with the Purchaser prior to the date such Earn-Out Payment becomes due and payable. The
Purchaser shall pay the Earn-Out Payments, if any, within ninety (90) days after the close of the preceding Earn-Out Period. The Earn-Out Payments shall be calculated in accordance with GAAP reflected in Crossmann's audited annual
financial  statements.    The  Purchaser  shall  submit  to  the  Seller  its
determination of each of the Earn-Out Payments within forty-five (45) days after the close of the preceding Earn-Out Period. In the event that the Seller objects to the Purchaser's determination, the parties shall work together to obtain a mutually acceptable determination. If a mutually agreeable determination cannot be agreed upon within ten (10) business days of the Seller's objection, the amount of the disputed Earn-Out Payment shall be determined by an independent third party selected by the Seller and the Purchaser. The cost of obtaining such an independent third party shall be borne equally by the Seller and the Purchaser; and

(d)          ab          the  assumption  of  the  Assumed  Liabilities.

1.05          ab       Section.  Closing Date Payment.   The Net Assets at
Closing shall be determined by the Seller. The Seller shall submit its determination of the Net Assets at Closing to the Purchaser for approval at least three business days before the Closing Date. Purchaser shall pay to the Seller the Closing Date Payment by check or by wire transfer of next-day funds pursuant to payment instructions provided by the Seller. In the event, however, that Purchaser objects to the Seller's determination, the parties shall work together to reach a mutually acceptable determination. If a mutually acceptable determination cannot be agreed upon prior to Closing, the Net Assets at Closing shall be determined by an independent third party selected by the Seller and the Purchaser. The cost of obtaining such an independent third party shall be borne equally by the Seller and the Purchaser.

1.06          ab          Section.    Determination of Paragon Net Income.

(a) ab The Paragon Net Income shall be equal to "Income before taxes" of the Company derived from the Paragon Operations, as determined in a manner consistent with the determination of "Income before taxes" on the Consolidated Statements of Income disclosed by Crossmann in its Annual Report to Shareholders and Form 10-K filed with the Securities and Exchange Commission, except that the Paragon Net Income shall be determined taking into account the following item:

               (i)Funds provided to the Company by Crossmann to finance the Company's acquisition of land, construction of residential homes, and operations in the Memphis metropolitan area in an amount equal to a percentage of the operating assets of the Company directly related to the Paragon Operations, which funds shall bear interest at the prime rate (as such rate is set from time to time by Bank One Indianapolis, N.A.). Except for the financing charge set forth in this subsection (a)(i), the parties expressly agree that no overhead charge or other indirect charge of Crossmann or the Company will be levied on or allocated to the Paragon Operations in the determination of the Paragon Net Income. In addition, the parties expressly agree that any post-closing transactions between the Paragon Operations and Crossmann, or any division or subsidiary of Crossmann, will be conducted on an arms-length basis.

1.07      ab     Section.  Withholding of Tax.   At Closing, the Purchaser
shall withhold from the Purchase Price and pay to any applicable federal or state taxing authority any and all amounts owed by the Seller which the Purchaser is required to withhold and pay over to a federal or state taxing agency by law.

1.08     ab     Section.  Subsequent Documentation.   At any time and from
time to time after the Closing Date and without any further consideration, the Seller shall, upon the request of the Purchaser, and the Purchaser shall, upon the request of the Seller, promptly execute, acknowledge, and deliver, or cause to be executed, acknowledged, and delivered, such further instruments and other documents, and perform, or cause to be performed, such further acts, as may be reasonably required to evidence or effectuate the sale, conveyance, transfer, assignment, and delivery hereunder of the Acquired Assets, the assumption by the Purchaser of the Assumed Liabilities, the performance by the parties of any of their other respective obligations under this Agreement, and to carry out the purposes and intent of this Agreement.

1.09         ab     Section.  Allocation of Purchase Price.   The Purchase
Price shall be allocated among the Acquired Assets as mutually agreed upon by the parties and set forth on Schedule 1.09.

                               II     abARTICLE

                 REPRESENTATIONS AND WARRANTIES OF THE SELLER

     As a material inducement to the Purchaser to enter into this Agreement and other agreements and documents executed by the Purchaser in connection with this Agreement, and to consummate the transactions contemplated hereby and thereby, Paragon, Hyneman and Richerson jointly and severally represent and warrant to the Purchaser that:

2.01          ab     Section.  Title to Property.   Except as set forth in
Schedule 2.01, the Seller has good, valid and marketable title to all of the Acquired Assets, free and clear of all mortgages, liens, pledges, charges, claims, security interests, encumbrances, easements, encroachments, rights of third parties, or other interests of any kind or character, except for liens for property taxes not yet due and payable.

2.02          ab      Section.  Authority; Consent.   Paragon has the full
capacity, right, power, and authority to enter into, execute, and deliver this Agreement, to consummate the transactions contemplated by this Agreement, and to comply with and fulfill the terms and conditions of this Agreement. Seller has the full capacity, right, power, and authority to sell, transfer, assign, and deliver each and all of the Acquired Assets to the Purchaser. The execution and delivery of this Agreement by Seller and the consummation by Seller of the transactions contemplated hereby have been duly and validly authorized by all necessary action on the part of the Board of Managers and the Members of Paragon. This Agreement constitutes a valid and binding obligation of Seller enforceable in accordance with its terms and conditions, subject as to enforcement to applicable bankruptcy, insolvency, reorganization, and other similar laws of general applicability relating to or affecting creditors rights generally. No further action is necessary by Seller to make this Agreement valid and binding upon it and enforceable against  it  in  accordance  with  the  terms  hereof  or  to  carry  out  the
transactions  contemplated  hereby.    Except as set forth in Schedule 2.02,
neither the execution and delivery of this Agreement, nor the consummation of the transactions contemplated hereby, nor compliance by Seller with any of the provisions of this Agreement will:

(a) ab Conflict with, violate, result in a breach of, constitute a material default (or an event which, with notice or lapse of time or both, would constitute a default) under, or give rise to any right of termination, cancellation, or acceleration under any provision of the Articles of Organization or the Operating Agreement of Paragon, or any of the terms, conditions or provisions of any note, credit agreement, security or pledge agreement, lien, bond, mortgage, indenture, license, lease, contract, commitment, agreement, understanding, arrangement, restriction, or other instrument or obligation to which Paragon is a party or by which Paragon or any of its respective properties or assets may be bound;

(b)          ab       Violate any law, rule or regulation of any government or
governmental agency or body, or any Judgment, order, writ, injunction, or decree of any court, administrative agency, or governmental agency or body applicable to Paragon or any of its respective properties, assets, or outstanding membership interests shares, or other securities of Paragon; or

(c) ab Constitute an event which, with or without notice, lapse of time, or action by a third party, could trigger a default of any of the Assumed Liabilities, or any portion thereof, result in the creation of any lien, charge, or encumbrance upon any of the assets or properties of Paragon, or upon the Acquired Assets, or cause the maturity of any liability, obligation, or debt of Paragon to be accelerated or increased.

2.03     ab     Section.  Consents and Approvals.   Except as set forth on
Schedule 2.03, the execution, delivery, and performance of this Agreement by the Seller or the consummation by the Seller of the transactions contemplated hereby will not require any notice to, or consent, authorization, or approval from any court or governmental authority or any other third party. Except as set forth in Section 2.03, any and all notices, consents, authorizations, and approvals set forth on Schedule 2.03 have been made and obtained.

2.04       ab     Section.  Organization.   Paragon is a limited liability
company duly organized, validly existing, and in good standing under the laws of the State of Tennessee. The Seller has all the requisite power and authority to own, lease, and operate its properties and to carry on its business operations as it is now being conducted. Prior to the Closing, the Seller will deliver to the Purchaser (a) a copy of the Articles of Organization and Operating Agreement, including all amendments thereto, of Paragon certified as true, complete, and presently in effect by the Secretary of Paragon, and (b) Certificate of Good Standing of Paragon issued by the Secretary of State for the State of Tennessee.

2.05       ab     Section.  Financial Statements of the Seller.   True and
complete copies of the annual financial statements of the Seller for each of the years 1995, 1996 and 1997 and the internally prepared interim balance sheets and income statements of the Seller as of April 30, 1998, are attached hereto as Schedule 2.05 (collectively the "Financial Statements of the Seller"). The Financial Statements of the Seller are true and correct in all material aspects, have been prepared from the books and records of the Seller in accordance with accounting principles consistently applied, and contain and reflect all material adjustments or accruals necessary for a fair presentation of the financial condition and results of the operations of the Seller for the periods indicated.

2.06      ab     Section.  Tax Matters.   Except as set forth in Schedule
2.06:

(a) ab All federal, state, county, and local taxes of any kind or character, including, without limitation, income (including gross and adjusted gross), receipts, property (including real, personal, and intangible), transfer, sales, use, franchise, value added, excise, recording, financial institutions, employees' income and social security withholding, and all other withholding, social security, unemployment taxes, which are due and payable by or on behalf of the Seller, and all interest and penalties thereon (collectively, the "Taxes"), have been paid (and, to the extent applicable, withheld) in full (or are adequately reflected as a liability in the Interim Financial Statements);

(b) ab The Seller has filed all currently due federal, state, county, local, and other tax returns, statements, forms, reports, and similar documents with respect to Taxes required to be filed with the appropriate third parties and governmental agencies in all jurisdictions in which such returns, statements, forms, reports, and similar documents are required to be filed (collectively, the "Returns"); and all such Returns are true, correct, and complete in all material respects; and

(c) ab There is not now in force any extension of time with respect to the date on which any Return was or is due to be filed by, or on behalf of, or with respect to the Seller or any waiver or agreement by the Seller for an extension of time for the assessment of any Tax.

2.07     ab     Section.  Compliance with Laws; No Default or Litigation.
 Except  as  set  forth  in  Schedule  2.07:

(a) ab The Seller is not in default or violation (nor is there, to the knowledge of the Seller, any event which, with notice or lapse of time or both, would constitute a default or violation) in any respect (i) under any contract, agreement, lease, consent order, or other commitment to which it is a party or any of the Acquired Assets is subject or bound or (ii) under any law, rule, regulation, writ, injunction, order, or decree of any court or any federal, state, local, or other governmental department, commission, board, bureau, agency, or instrumentality (including, without limitation, applicable laws, rules and regulations relating to environmental protection, antitrust, civil rights, health, and occupational health and safety;

(b) ab There are no actions, suits, claims, investigations, or legal arbitration or administrative proceedings in progress, pending, or, to the knowledge of the Seller, threatened by or against the Seller (or any of the Acquired Assets) whether at law or in equity, whether civil or criminal in nature, or whether before or by a federal, state, county, local, or other governmental department, commission, board, bureau, agency, or instrumentality, domestic or foreign, nor has the Seller been charged with or received any notice of any violation of any rule, regulation, ordinance, law, order, decree, or requirement relating to the Seller, its properties, assets, or the transactions contemplated by this Agreement; and

(c) ab No action, suit, or proceeding has been instituted or, to the knowledge of the Seller, threatened to restrain, prohibit, or otherwise challenge the legality or validity of the transactions contemplated by this Agreement.

2.08          ab      Section.  Personal Property Owned.   Schedule 2.08
contains a list and brief description of all model homes, tools, furniture, furnishings, fixtures, machinery, supplies, vehicles, equipment, and all other items of tangible personal property owned or used by Seller (the "Personal Property").

2.09          ab     Section.  Personal Property Leased.   Schedule 2.09
contains a list and brief description of all leases and other agreements under which the Seller is a lessee of, holds, or operates any tools, furniture, machinery, vehicles, equipment, or other personal property owned by any third party (the "Leased Personal Property"). The Seller on or before the Closing will deliver to the Purchaser copies of the leases and agreements listed in
Schedule 2.09. Each of such leases and agreements is in full force and effect and constitutes a legal, valid, and binding obligation of the Seller, enforceable in accordance with its terms. No consent of any lessor of the Leased Personal Property is required in connection with the transactions contemplated by this Agreement, except as set forth in Schedule 2.09. Except as disclosed in Schedule 2.09, there is not any existing default or event which, after notice or lapse of time, or both, would constitute a default or result in a right to accelerate or loss of rights as to the Leased Personal Property. None of the Acquired Assets is subject to any lease other than as set forth in Schedule 2.09 or Schedule 2.12.

2.10     ab     Section.  Developed Real Property.   Schedule 2.10 lists
and contains a legal description of each parcel of Developed Real Property in which Seller owns an interest. For purposes of this Agreement, Developed Real Property is real property, owned by the Seller, which (i) has all necessary access to and from public highways, streets, and roads and for which no pending or threatened proceeding or other fact or condition exists that could limit or result in the termination of such access and (ii) (A) is or can be connected to and, where applicable, serviced by electric, gas, sewage or septic, telephone, and public or private water facilities, and, when so connected, will be in compliance in all material respects with all applicable laws and (B) for which all applicable installation and connection charges have been paid in full, to the best of Seller's knowledge and belief. Developed
Real Property shall not include Land Contract Property and Land Option Property (as those terms are defined below). Except as set forth on Schedule 2.10, Developed Real Property is Substantially Complete. For purposes of this Agreement, "Substantially Complete" means that each and all of the requirements listed below have been met with respect to the Developed Real Property and each lot contained therein (a "Lot" or "Lots"):

(a)        ab     Final subdivision plats have been approved by all applicable governmental authorities and recorded in the official records of the county, municipality or applicable governmental authority;

(b) ab Final acceptance letters have been issued by the appropriate governmental authority which evidence that such authority has accepted for permanent maintenance all the streets, water lines, sanitary sewer, and storm sewers for the Lots;

(c)          ab      The appropriate governmental authority has certified that
operable  water  and  sewer  taps  are  available  to  each  of  the Lots; and

(d)          ab      The appropriate governmental authority has certified that
building permits are obtainable for the construction of single-family houses on the Lots.

2.11         ab     Section.  Undeveloped Real Property.   Schedule 2.11
lists and sets forth the legal description (or such other description legally sufficient to identify the subject property) of each parcel of Undeveloped Real Property in which Seller owns an interest (the "Undeveloped Real Property"). For purposes of this Agreement, "Undeveloped Real Property" shall be defined as all real property which is not Developed Real Property, Land Contract Property or Land Option Property. Except as set forth on Schedule 2.11, no fact, condition or restriction could preclude or prevent the Undeveloped Real Property from (a) having access to and from public highways, streets, and roads or (b) being connected to and, where applicable, serviced by electric, gas, sewage or septic, telephone, and public or private water
facilities.    Except  as set forth on Schedule 2.11, Seller has secured all easements and public dedications necessary to connect the utilities referenced above from their current locations to the boundary of each parcel of Undeveloped Real Property as such boundaries currently exist.

2.12     ab     Section.  Real Property Leases.   Schedule 2.12 contains
a list and brief description of each agreement, arrangement, contract, commitment, lease or usufruct (each, a "Real Property Lease") pursuant to which Seller is the lessor or the lessee (or has an equivalent interest in the case of usufructs or other arrangements which may not be leases under applicable law) of any real property (the "Leased Real Property"). As to each Real Property Lease, (a) Seller has neither delivered nor received notice that any breach or event of default exists, and (b) no condition or event has occurred that with the giving of notice, the lapse of time, or both would constitute a breach or event of default by Seller or any other person or entity.

2.13          ab          Section.    Land  Contracts.

(a)     ab     Schedule 2.13(a) contains a list and brief description of all written and oral agreements, arrangements, contracts, and commitments pursuant to which Seller (i) is obligated to purchase any developed or undeveloped real property (the "Land Contract Property"), or (ii) possesses an option to acquire any developed or undeveloped real property (the "Option Real Property") as of the date hereof. Schedule 2.13(a) also sets forth the legal description of each parcel of Land Contract Property and Option Real Property, or such other description legally sufficient to identify the subject property.

(b) ab Each parcel of developed real property included in the Land Contract Property, when and if purchased, will satisfy all of the representations and warranties set forth herein concerning the Developed Real Property. Each parcel of undeveloped real property included in the Land Contract Property, when and if purchased, will satisfy all of the representations and warranties set forth herein concerning the Undeveloped Real Property.

(c)     ab     Schedule 2.13(c) sets forth all letters of intent and similar proposals relating to the purchase of real property by Seller which have not expired or been terminated.

2.14          ab          Section.    Real  Property  Generally.

(a)        ab     Good and Marketable Title.  Seller has good and marketable title in fee simple to its Developed Real Property, Undeveloped Real Property and Land Contract Property (collectively, the "Real Property"), except as set forth on Schedule 2.14(a) and except that Seller will not acquire such title to its Land Contract Property until the acquisition thereof. The Real Property constitutes all of the real property which Seller owns or has a right to acquire or in which it otherwise has an interest, except for the Excluded Assets, and except for any easements, rights of way, covenants, servitude, licenses or other interests, whether arising by contract, statute, regulation, common law, equity or otherwise which are appurtenant to any Real Property.

(b)          ab      No Breach or Default.  Except as set forth in Schedule
2.14(b), the Seller has not given nor has it received any written notice that a breach or an event of default exists any under or with respect to any agreements, arrangements, contracts, covenants, conditions, deeds, deeds of trust, rights-of-way, easements, mortgages, restrictions, surveys, title insurance policies, and other documents granting Seller title to or an interest in or otherwise affecting the Real Property, and, to the knowledge of the Seller, no condition or event has occurred that with the giving of notice, the lapse of time, or both would constitute a breach or event of default of any such agreement or document, by Seller or any other person or entity.

(c)     ab     No Condemnation.  No condemnation, eminent domain, or similar proceeding exists, is pending or, to the knowledge of the Seller, is threatened with respect to, or that could affect, any Real Property or its development or the construction, marketing, or sale of dwellings situated thereon or the insurability or marketability of the title thereto.

(d)      ab     Compliance with Laws.  The buildings and improvements on and the subdivision of the Real Property do not violate (i) any applicable law, including any building, set-back, or zoning law, ordinance, regulation, or statute, or other governmental restriction in the nature thereof, or (ii) any enforceable restrictive covenant affecting any such property.

(e)     ab     Parties in Possession.  There are no parties in possession of any portion of the Real Property as lessees, tenants at sufferance, or trespassers, except for rightful possessors of the Option Property, the Leased Property, or the Land Contract Property.

(f)     ab     Site Obligations.  Except as set forth on Schedule 2.14(f), no Real Property is subject to any condition or obligation to any governmental entity or other person or entity requiring the owner or any transferee thereof to donate land (except for incidental rights of way), money or other property or to make off-site public improvements.

(g)      ab     Assessments.  No developer-related charges or assessments by any public authority or any other person or entity for public improvements or otherwise made against the Real Property are unpaid (other than those set forth on the Financial Statements of the Seller or incurred since the date thereof in the ordinary course of business consistent with past practices), including without limitation those for construction of sewer lines, water lines, storm drainage systems, electric lines, natural gas lines, streets (including perimeter streets), roads and curbs, excluding homeowner association dues, utility connection fees, and per lot impact fees.

(h)          ab     Subdivision Standards.  Except as set forth on Schedule
2.14(h), the Real Property and all lots included therein conform to the appropriate governmental authority's subdivision standards, and there is no material impediment to subdivision approval for the Undeveloped Real Property, such approval to allow development of the Undeveloped Real Property for construction and sale of single family homes at the density and materially in the manner in which title Seller currently anticipates building thereon.

(i)       ab     Moratoria.  There is no moratorium applicable to any of the
Real Property, to the extent Seller plans further development thereof, on (i) the issuance of building permits for the construction of houses, or certificates of occupancy therefor, or (ii) the purchase of sewer or water taps to the extent the Seller plans or is required to rely on public water or sewer facilities.

(j)        ab     Construction Conditions.  Except as set forth on Schedule
2.14(j), each of the lots included in the Developed Real Property, developed real property included in the Land Contract Property and developed real property included in the Land Option Property is stable and otherwise suitable for the construction of a residential structure by customary means and without extraordinary site preparation measures.

(k)          ab        Certain Prior Uses.  Except as set forth on Schedule
2.14(k), none of the Real Property has a gravesite that will materially impede the development of residential homes and no permanent structures have been constructed on a fill or borrow area in a manner that materially adversely affects the Seller's intended use thereof or that does not comply with any applicable law in any material respect.

(l)     ab     Claims.  Except as set forth on Schedule 2.14(l), no action described in Section 2.07(b) or (c) is pending or, to the knowledge of the Seller, threatened against the Seller with respect to any of the Real Property. All of the Real Property is in compliance with all applicable zoning and subdivision ordinances and none of the development-site preparation and construction work performed on the Real Property has concentrated or diverted surface water or percolating water improperly onto or from the Real Property in a manner that affects Seller's present or intended use thereof or the value of the Real Property.

(m)          ab        Third Party Rights.  Except as set forth on Schedule
2.14(m), Seller has not granted to any person or entity any material contract or other right to the use of any portion of the Real Property or to the furnishing or use of any facility or amenity on or relating to the Real Property, other than sales contracts in the ordinary course of business.

(n)        ab     Zoning.  Except as set forth on Schedule 2.14(n), all of
the Real Property is zoned to permit single-family home construction and occupancy thereon.

2.15          ab          Section.    Homeowner's  Associations.

(a)     ab     Schedule 2.15 sets forth a list of all homeowner associations in which the Seller has or has had declarant rights (the "Homeowner Associations") and all amounts owing between Seller and the Homeowner Associations.

(b)         ab     Except as set forth on Schedule 2.15, (i) all restrictive
covenants and other documents used by Seller in connection with the creation and operation of the Homeowner Associations (A) in which Seller previously had declarant rights complied in all materials respects with applicable laws at the time the same were promulgated, and (B) in which Seller currently has declarant rights currently comply in all material respects with applicable laws, and (ii) all material disclosures and deliveries of information and documents required by applicable laws as to such Homeowner Associations and their creation and operation have been materially complied with.

(c) ab To the knowledge of the Seller, no other claims exist by a Homeowner Association against Seller, and each Homeowner Association has been operated, so long as Seller has participated therein, in accordance with applicable laws.

2.16      ab     Section.  Environmental Compliance.   Except as set forth
in  Schedule  2.16:

(a)          ab       The Seller has at all times complied with all applicable
Environmental Requirements in its development, construction and disposition of the Real Property. Further, to the knowledge of the Seller, no current or previous owner of any Real Property materially violated any Environmental Requirements;

(b) ab No Hazardous Material has ever been generated, manufactured, refined, used, transported, treated, stored, handled, disposed, transferred, produced, or processed at, to, or on any Real Property and no Hazardous Material has ever been incorporated into any Real Property;

(c) ab There are no existing or, to the knowledge of the Seller, potential Environmental Claims relating to any Real Property, and the Seller has not received any notification, nor does it have any knowledge of, any alleged, actual, or potential responsibility for any disposal, release, or threatened release at any location of any Hazardous Material generated at or transported from any Real Property by or on behalf of the Seller;

(d) ab (i) No underground storage tank or other underground storage receptacle (or associated equipment or piping) for Hazardous Materials is currently located at or on any Real Property and there have been no releases of any Hazardous Materials from any such underground storage tank or related piping at any time prior to the Closing; and (ii) there have been no releases (i.e., any past or present releasing, spilling, leaking, pumping, pouring, emitting, emptying, discharging, injecting, escaping, leaching, disposing, or dumping) of Hazardous Materials at, on, to, or from any Real Property;

(e)      ab     There are no PCBs or friable asbestos located or contained at, on,  or  in  any  Real  Property;

(f) ab No lien or other encumbrance has been imposed on any Real Property by any federal, state, local, or foreign governmental agency or authority due to either the presence of any Hazardous Material on, off, or in the Real Property or a violation of any Environmental Requirement;

(g)      ab     The Seller has not received any notices issued pursuant to the citizen's suit provision of any Environmental Requirement relating to any Real Property;

(h)          ab       The Seller has not received any request for information,
notice, demand, letter, administrative inquiry, formal or informal complaint, or claim with respect to any Environmental Conditions or violation of any Environmental Requirement relating to any Real Property;

(i)          ab          There have been no environmental investigations, site
assessments or audits, or soil or groundwater sampling conducted at any Real Property by the Seller, or, to the Seller's knowledge, by any other person.

(j)          ab       None of the Real Property on which the Seller intends to
construct a residential dwelling is located within a "critical," "preservation," "conservation" or similar type of area which will materially affect the Seller's present development plans therefor. No wetlands exist which will restrict development of any of the Real Property as contemplated by the Seller nor render the cost of its development of any Real Property materially in excess of the Seller's budget therefor. No portion of the Real Property which the Seller has developed or intends to develop for residential lots and dwellings is situated within a "noise cone" such that the Federal Housing Administration will not approve mortgages due to the noise level classification of such real property. Any Real Property which cannot be developed in accordance with its official development plan and preliminary plot without materially increasing development costs above those contemplated by the Seller or materially delaying construction shall be listed on Schedule 2.16.

2.17          ab          Section.    Contracts.

(a)         ab     Schedule 2.17(a) lists the following contracts and leases
(other than those described in Schedule 1.03, Schedule 2.09, and Schedule 2.12), including all amendments thereto, to which Paragon is a party (all the contracts, leases and amendments thereto listed on Schedules 1.03, 2.09,
2.12 and 2.17(a) are defined as the "Contracts") including, but not limited to all;

(1)     ab     Loans, lines of credit, letters of credit, security agreements, pledges, mortgages, hypothecations, loan agreements, guaranties, or other payment or collateral obligations;

(2)          ab          Agreements  of  guaranty  or  indemnification;

(3)     ab     Agreements, contracts, and commitments containing any covenant, condition, or promise limiting the right of the Seller to engage in any activity or compete with any person;

(4)          ab        Written employment agreements, contracts, policies, and
commitments with or between Paragon and any of their respective employees, directors, or officers, including without limitation those relating to severance;

(5)          ab         Material written agreements with employees as a group;

(6)       ab     Contracts with suppliers and vendors of parts, equipment, and other  items  used  by  the  Seller  in  the  ordinary course of business; and

(7)          ab          Joint  venture  or  partnership  agreements.

Notwithstanding the above, the term "Contract" does not include any agreement relating to an Excluded Asset which agreement will not be assigned by Seller to the Purchaser pursuant to this transaction.

(b) ab All of the Contracts are valid and binding obligations of the Seller, are enforceable in accordance with their respective terms, are in full force and effect and, except as otherwise specified in Schedule 2.17(a), will continue in full force and effect without the consent of any other party so that, after the Closing, the Purchaser will be entitled to the full benefits thereof. Except as set forth in Schedule 2.17(b), (i) none of the Contracts contain any provision that is triggered by any of the transactions contemplated by this Agreement; (ii) none of the Contracts contain a provision imposing a penalty if any of the amounts due thereunder are prepaid; (iii) there is not any existing default or, to the knowledge of the Seller, event which, after notice or lapse of time, or both, would constitute a default or result in a right to accelerate or loss of rights; (iv) to the knowledge of the Seller, none of the material suppliers, vendors or subcontractors used by Seller has, or intends to, terminate or change significantly its relationship with the Seller. Copies of the Contracts in written form have been delivered or will be delivered to the Purchaser prior to the Closing.

2.18       ab     Section.  Accounts and Notes Receivable.   The Seller on
or before the Closing will deliver to the Purchaser a list of Accounts Receivable owing to the Seller from its customers and all other parties as of the date of Closing with such list to be set forth in Schedule 2.18. Such list shall include the amount of the obligation, date the obligation was created, date when the obligation is due, and any applicable penalties or discounts. The Seller has no knowledge of any facts or circumstances which will interfere with the collection of Accounts Receivable in accordance with their terms.

2.19     ab     Section.  Licenses and Permits.   The Seller possesses all
franchises, licenses, permits, certificates, approvals, consents, clearances, notifications, registrations, and other authorizations necessary to conduct its business operations as now conducted (the "Licenses" or "Permits"). Except as provided in Schedule 2.19, all builder's permits with respect to each Lot which is an Acquired Asset are freely transferable and will continue in full force and effect without the consent of any other party so that, after the Closing, the Purchaser will be entitled to the full benefits of any such builder's permits.

2.20      ab     Section.  Intellectual Property.   Except as set forth in
Schedule 2.20, Seller owns or possesses all corporate names, trade names, trademarks, service marks, mailing lists, copyrights, works of art, trade secrets, computer programs, know-how, proprietary processes and formulae, technology and all other proprietary technical information, whether patentable or unpatentable, and all applications and registrations of the foregoing (collectively, "Intellectual Property"), necessary to conduct the business of the Seller as presently operated. Schedule 2.20 also contains a list and brief description of all such Intellectual Property in written form which has been registered with any state trademark office, with the U.S. Patent and Trademark Office or with the U.S. Copyright Office, including computer programs having a cost to Seller in excess of One Thousand Dollars ($1,000.00)
per  copy.   Except as set forth in Schedule 2.20, each copyright claimed to be owned by Seller relating to a work of art created prior to January 1, 1978 has been properly registered by Seller claiming ownership with the U.S.
Copyright  Office.    Except  as  set  forth in Schedule 2.20, Seller is not
infringing upon or otherwise acting adversely to, or engaging in the unauthorized use or misappropriation of, any Intellectual Property, rights of publicity, or rights of privacy which are owned by any other person or entity, and there is no claim or action by any such person or entity pending or threatened with respect thereto.

2.21        ab     Section.  Labor Relations: Employees.   As of April 30,
1998, the Seller employed a total of 9 employees. As of the Closing Date, except as set forth in Schedule 2.21:

(a) ab The Seller has paid in full or accrued to all of its employees all wages, salaries, commissions, bonuses, fringe benefit payments, and all other direct and indirect compensation of any kind for all services performed by them and each of them to the date hereof;
(b) ab The Seller is in compliance with (i) all federal, state, and local laws, ordinances, and regulations dealing with employment and employment practices of any kind, and (ii) all wages and hours requirements and regulations;

(c)          ab          There  is  no  unfair labor practice, safety, health,
discrimination, or wage claim, charge, complaint, or suit pending or threatened against or involving the Seller before the National Labor Relations Board, Occupational Safety and Health Administration, Equal Employment Opportunity Commission, Department of Labor, or any other federal, state, or local agency;

(d)      ab     There is no labor dispute, strike, work stoppage, interference with production, or slowdown in progress, threatened against, or involving the Seller;

(e)     ab     There is no question of representation under the National Labor
Relations Act, as amended, or any state equivalent thereof, pending with respect to the employees of the Seller;

(f)      ab     There is no grievance pending or threatened which might have a material adverse effect on the Seller, or on the conduct of the business of the Seller;

(g) ab There exists no collective bargaining agreement to which the Seller is a party, and there is no collective bargaining agreement currently being negotiated, subject to negotiation, or renegotiation by the Seller; and

(h)          ab      There is no dispute, claim, or proceeding pending with or
threatened by the Immigration and Naturalization Service with respect to the Seller.

2.22          ab          Section.    Employee  Benefit  Plans.

(a)          ab       Schedule 2.22, attached hereto and made a part hereof,
contains a list of each (i) employee welfare benefit plan (as defined in Section 3(1) of ERISA (hereinafter referred to as "Employee Welfare Benefit Plan") and (ii) employee pension benefit plan (as defined in Section 3(2) of ERISA) (hereinafter referred to as "Employee Pension Benefit Plan"), (A) which was maintained or administered by the Seller immediately prior to the Closing,
(B) to which the Seller contributed to, or was legally obligated to contribute to immediately prior to the Closing, or (C) under which the Seller had any liability immediately prior to Closing, with respect to its current or former employees or independent contractors. Solely for purposes of this Section 2.22, the Employee Welfare Benefit Plans and Employee Pension Benefit Plans are collectively referred to as "Employee Benefit Plans" and individually referred to as an "Employee Benefit Plan".

(b) ab The Seller on or before the Closing will provide the Purchaser with true and correct copies of (i) all Employee Benefit Plans listed on
Schedule 2.22, including all amendments thereto, (ii) the most recent summary plan description for each Employee Benefit Plan, and (iii) the most recently filed IRS Form 5500 for each Employee Benefit Plan.

(c) ab Each of the Employee Benefit Plans is in compliance in all material respects with the applicable provisions of ERISA and those provisions of the Code applicable to the Employee Benefit Plans, and each Employee
Benefit Plan intended to be qualified under section 401(a) of the Code is so qualified. None of the Employee Benefit Plans is subject to Title IV of ERISA or to section 412 of the Code. All contributions to, and payments from, the Employee Benefit Plans which may have been required to be made in accordance with the Employee Benefit Plans or the Code have been timely made. Each of the Employee Benefit Plans has been administered at all times in all material respects in accordance with its terms. There are no pending investigations by any governmental agency involving the Employee Benefit Plans except with respect to this transaction, no termination proceedings involving the Employee Benefit Plans, and no threatened or pending claims (except for claims for benefits payable in the normal operation of the Employee Benefit Plans), suits, or proceedings against any Employee Benefit Plan or assertion of any rights or claims to benefits under any Employee Benefit Plan.

(d) ab No Employee Benefit Plan fiduciary has engaged in a "prohibited transaction" (as that term is defined in section 4975 of the Code or section 406 of ERISA) which could subject any Employee Benefit Plan to the tax or penalty on prohibited transactions imposed by section 4975 or the sanctions imposed under Title I of ERISA.

(e)     ab     The Seller is not obligated to contribute to any multi-employer plan  (as  defined  in  ERISA  Section  3(37).

(f)          ab          The  Seller has complied with the requirements of the
Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (hereinafter referred to as ("COBRA")) and the rules and regulations thereunder. Seller shall be solely responsible and liable for providing any and all benefits to employees or others (or their covered dependents) of Seller required under COBRA arising from any qualifying event as defined under Code Section 4980B(f)(3) and ERISA Section 603 occurring on or before Closing.

2.23         ab     Section.  Warranty Liability.   Except as set forth in
Schedule 2.23, the Seller has not (a) incurred any costs in regard to any Warranty Liability at any time (b) the Seller has not been notified, in writing or orally, of any pending or potential Warranty Liability which has arisen or may arise in the future, (c) nor does Seller have reason to anticipate  any  pending  or  potential  Warranty  Liability.
2.24     ab     Section.  Letters of Intent and Sale Discussions.   Except
for the Letter of Intent by and between Crossmann and Paragon, dated March 2, 1998, the Seller has not entered into any binding letter of intent nor other agreement pursuant to which the Seller has agreed to merge or consolidate, in whole or in part, with any other Person, sell or exchange any of the stock of the Seller, or sell, transfer, or assign any asset of the Seller, except for sales of residential homes made in the ordinary course of business.

2.25          ab          Section.    Due Diligence.   With respect to all
representations and warranties which are qualified "to the knowledge of the Seller", "known to the Seller", or words of similar import, the Seller has made reasonable investigation of the subject matter of the representation of warranty and, where appropriate, conferred with appropriate Personnel and/or examined appropriate documents.

2.26        ab     Section.  Disclosure.   This Agreement and the Exhibits
and Schedules attached hereto do not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements contained herein not misleading.

2.27       ab     Section.  Survival.   All representations and warranties
contained in this Agreement, except those in Sections 2.06 and 2.16, shall survive the execution, delivery, and performance hereof for a period of eighteen (18) months after the Closing Date, provided, however, that the representations contained in Section 2.06 relating to tax matters and the obligation to indemnify with respect to a breach thereof shall survive for so long as the applicable statute of limitations, as set forth in the Internal Revenue Code; and, provided further, that the representations contained in
Section 2.16 relating to environmental matters and the obligation to indemnify with respect to a breach thereof shall survive for so long as any environmental regulatory authority shall have the power to make any claim,
assessment  or  reassessment  with  respect  thereto.    Notwithstanding  the
foregoing, the representations contained in Section 2.16 relating to environmental matters and the obligation to indemnify with respect to a breach thereof relating to any specific property shall survive for a period of five
(5) years from the date on which the Seller has delivered to Purchaser and the Purchaser has accepted in writing from the Seller a reasonably acceptable "Phase I" environmental site assessment relating to that property, as provided for in Section 4.08

2.28        ab     Section.  Other Limitations.   Seller's liability for a
breach of a representation or warranty contained in this Agreement shall be limited as provided for in Section 4.10.

                              III     abARTICLE

               REPRESENTATIONS AND WARRANTIES OF THE PURCHASER

     As a material inducement to the Seller to enter into this Agreement and to consummate the transactions contemplated by this Agreement, the Company and Crossmann represent and warrant to the Seller that:

3.01        ab     Section.  Authority: Consent.   Each of the Company and
Crossmann has the full capacity, right, power, and authority to enter into, execute, and deliver this Agreement, to consummate the transactions contemplated by this Agreement, to comply with and fulfill the terms and conditions of this Agreement, and to purchase the Acquired Assets and assume the Assumed Liabilities from the Seller. The execution and delivery of this Agreement by the Company and Crossmann and the consummation by the Company and Crossmann of the transactions contemplated herein have been duly and validly authorized by all necessary actions on the part of the boards of directors of the Company and Crossmann. This Agreement constitutes a valid and binding obligation of the Company and Crossmann, enforceable against each of them in accordance with its terms and conditions, subject as to enforcement to applicable bankruptcy, insolvency, reorganization, and other similar laws of general applicability relating to or affecting creditors rights generally. No further action is necessary by the Company or Crossmann to make this Agreement valid and binding upon the Company and Crossmann and enforceable against the Company and Crossmann in accordance with the terms hereof or to carry out the transactions contemplated hereby. Neither the execution and delivery of this Agreement, nor the consummation of the transactions contemplated hereby, nor compliance by the Company and Crossmann with any of the provisions of this Agreement will:

(a) ab Conflict with, violate, result in a breach of, constitute a default under (or an event which, with notice or lapse of time or both, would constitute a default), or give rise to any right of termination, cancellation, or acceleration under any of the terms, conditions or provisions of any note, lien, bond, mortgage, indenture, license, lease, contract, commitment, agreement, understanding, arrangement, restriction, or other instrument or obligation to which either the Company or Crossmann is a party or by which the Company, Crossmann or any of their respective properties or assets may be bound;

(b) ab Violate any law, rule, or regulation of any government or governmental agency or body, or any judgment, order, writ, injunction, or decree of any court, administrative agency, or governmental agency or body applicable to the Company, Crossmann or any of their respective properties, assets, outstanding shares or other securities; or

(c) ab Constitute an event which, with or without notice, lapse of time, or action by a third party, could result in the creation of any lien, charge, or encumbrance upon any of the assets or properties of the Company or Crossmann, or cause the maturity of any liability, obligation, or debt of the Company or Crossmann to be accelerated or increased.

3.02       ab     Section.  Consents and Approvals.   Except as set out in
Schedule 3.02, the execution and delivery of this Agreement by the Company and Crossmann and the consummation by the Company and Crossmann of the transactions contemplated hereby will not require any notice to, or consent, authorization, or approval from any court or governmental authority or any other third party. Any and all notices, consents, authorizations, and approvals set forth in Schedule 3.02 have been made and obtained.

3.03          ab      Section.  Corporate Organization.   The Company is a
limited liability company, duly organized, validly existing, and in good standing under the laws of the State of Tennessee. The Company is a wholly-owned subsidiary of Crossmann. Crossmann is a corporation incorporated and validly existing under the laws of the State of Indiana, for which the most recent required annual report under Indiana Business Corporation Law has been filed with the Indiana Secretary of State, and no Articles of Dissolution appear as filed with the Indiana Secretary of State's records. Prior to the Closing, Crossmann will deliver to the Seller (a) a true and complete copy of the Articles of Incorporation, including all amendments thereto, of Crossmann,
(b) a Certificate of Existence (or similar document) of Crossmann issued by the Secretary of State for the State of Indiana, and (c) a copy of the By-laws, including all amendments thereto, of Crossmann certified as true and complete and presently in effect by the Secretary of Crossmann.

                               IV     abARTICLE

                               INDEMNIFICATION

4.01          ab       Section.  Indemnification by Seller.   Seller shall
indemnify and hold harmless the Company, and its respective successors, shareholders, officers, directors, affiliates, and agents from and against any and all damages, losses, obligations, demands, liabilities, claims, encumbrances, penalties, costs, and expenses, including reasonable attorneys' fees (and costs and reasonable attorneys' fees in respect of any suit to enforce this provision if the Company prevails in such suit) (each an "Indemnity Loss"), arising from or relating to (a) any misrepresentation in or any breach of any representation or warranty by the Seller, or any breach or failure of the Seller to perform any covenant or obligation of the Seller contained in this Agreement or any related agreement, instrument, document, exhibit, schedule or certificate furnished or required to be furnished by the Seller pursuant to this Agreement, or any nonfulfillment of any of the covenants or agreements of the Seller contained in this Agreement, (b) any liability, obligation, or commitment of any nature (absolute, accrued, contingent, or other) of the Seller which is not an Assumed Liability expressly assumed by the Purchaser pursuant to this Agreement; and (c) any and all actions, suits, investigations, proceedings, demands, assessments, audits, and judgments arising out of any of the foregoing.

     The Seller agrees to indemnify and hold harmless the Purchaser from and against any and all Warranty Liabilities. Purchaser will notify Seller, in writing, of any pending Warranty Liability. The Seller shall have fifteen
(15) Business Days to notify the Purchaser, in writing, that the Seller will assume full responsibility for the payment and resolution of each Warranty Liability. Failure of the Seller to respond within fifteen (15) Business Days shall be deemed a waiver by the Seller of its right to assume responsibility for the Warranty Liability. Upon notification to the Purchaser by the Seller that the Seller intends to assume responsibility for any Warranty Liability, that Warranty Liability shall remain the full responsibility of Seller until the problem giving rise to the Warranty Liability has been resolved. Notwithstanding the foregoing, the parties agree that Purchaser may take any actions during the fifteen (15) Business Days as may be reasonably necessary to mitigate or prevent the occurrence of any additional costs associated with a Warranty Liability; Seller shall remain responsible for such mitigation expenses.

4.02          ab         Section.  Indemnification by the Purchaser.   The
Purchaser shall indemnify and hold harmless the Seller and its successors and their respective shareholders, officers, directors, and agents from and against any and all Indemnity Losses resulting from or relating to (a) any misrepresentation in or any breach of any representation or warranty, or any breach or failure of the Purchaser to perform any covenant or obligation of the Purchaser contained in this Agreement or any related agreement, instrument, document, exhibit, schedule or certificate furnished or required to be furnished by the Purchaser pursuant to this Agreement or in connection with the transactions contemplated by this Agreement, or any nonfulfillment of any of the covenants or agreements of the Purchaser contained in this Agreement, (b) any Assumed Liability, and (c) any and all suits, actions, investigations, proceedings, demands, assessments, audits, and judgments arising out of any of the foregoing.

4.03          ab          Section.  Notice.   If an indemnified party (the
"Claimant") believes that it has suffered or incurred any Indemnity Loss, it shall so notify the party which the Claimant believes has an obligation to indemnify (the "Indemnifying Party") promptly in writing describing such loss or expense, the amount thereof, if known, and the method of computation of such loss or expense, all with reasonable particularity (the "Indemnification Notice"). If any action at law, suit in equity, or administrative action is instituted by or against a third party with respect to which the Claimant intends to claim any liability or expense as an Indemnity Loss under this
Article IV, it shall promptly notify the Indemnifying Party in writing of such action or suit describing such loss or expenses, the amount thereof, if known, and the method of computation of such loss or expense, all with reasonable particularity (the "Litigation Notice") in lieu of an Indemnification Notice. To the extent failure to promptly notify the Indemnifying Party of such action or suit can reasonably be deemed to increase the liability or expense to the Claimant, the Indemnifying Party shall not be obligated to reimburse claimant for the amount of the increase in liability or expense.

4.04          ab          Section.    Arbitration.

(a) ab If the Indemnifying Party does not agree that the Claimant is entitled to reimbursement for the full amount specified in the Indemnification Notice or Litigation Notice, as the case may be, the Indemnifying Party shall notify the Claimant (the "Disagreement Notice") within thirty (30) days of its receipt of the Indemnification Notice or Litigation Notice, as the case may be. Failure to deliver a Disagreement Notice in a timely manner shall be considered an express acknowledgment by the Indemnifying Party of its obligation to indemnify and hold harmless the Claimant with respect to the Indemnity Loss set forth in the Indemnification Notice or the Litigation Notice, as the case may be. At any time after delivery of the Disagreement
Notice, either the Claimant or the Indemnifying Party may notify the other that the determination as to whether and in what amount the Claimant is entitled to indemnification from the Indemnifying Party shall then be made by an arbitration tribunal (the "Arbitration Notice"). The arbitration tribunal shall consist of three arbitrators, one to be selected by the Claimant, one to be selected by the Indemnifying Party, and the third arbitrator to be selected by the other two arbitrators. The arbitrators shall each be independent of the parties and reasonably experienced in conducting arbitration proceedings relating to similar matters and all arbitrators shall be selected within thirty (30) days of the delivery of the Arbitration Notice. An arbitration hearing shall then be held within thirty (30) days of the selection of the third arbitrator, and the arbitration tribunal shall render its determination as to whether and in what amount the Claimant is entitled to indemnification within thirty (30) days of such hearing. All procedures with respect to the arbitration proceeding provided for in this Section 4.04(a) shall be in accordance with the rules of the American Arbitration Association, except as otherwise specifically set forth in this Agreement.

(b)      ab     Each party shall be responsible for its own costs and expenses incurred in conducting the arbitration proceeding provided for in Section 4.04(a), including attorneys' fees.

(c)          ab      The parties hereby irrevocably consent to be bound by the
decision of the arbitration tribunal with respect to indemnification determinations.

4.05          ab     Section.  Defense of Claims.   The Indemnifying Party
shall have twenty (20) Business Days after receipt of the Litigation Notice to notify the Claimant that it acknowledges its obligation to indemnify and hold harmless the Claimant with respect to the Indemnity Loss set forth in the Litigation Notice and that it elects to conduct and control any legal or administrative action or suit with respect to an indemnifiable claim (the "Election Notice"). If the Indemnifying Party gives a Disagreement Notice or does not give the foregoing Election Notice, the Claimant shall have the right to defend, contest, settle, or compromise such action or suit in the exercise of its exclusive discretion; provided, however, that the right of Claimant to indemnification hereunder shall not be conclusively established hereby. If the Indemnifying Party gives the foregoing Election Notice, the Indemnifying Party shall have the right to undertake, conduct, and control, through counsel of its own choosing and at its sole expense, the conduct and settlement of such action or suit, and the Claimant shall cooperate with the Indemnifying Party in connection therewith; provided, however, that (a) the Indemnifying Party shall not thereby consent to the imposition of any injunction against the Claimant without the written consent of the Claimant; (b) the Indemnifying Party shall permit the Claimant to participate in such conduct or settlement through counsel chosen by the Claimant, but the fees and expenses of such counsel shall be borne by the Claimant except as provided in clause (c) below; and (c) upon a final determination of such action or suit, the Indemnifying Party shall promptly reimburse the Claimant, to the extent required under this
Article IV, for the full amount of any Indemnity Loss incurred by the Claimant except fees and expenses of counsel that the Claimant incurred after the assumption of the conduct and control of such action or suit by the Indemnifying Party in good faith; (d) the Claimant shall have the right to pay or settle any such action or suit, provided that in such event the Claimant shall waive any right to indemnity therefor by the Indemnifying Party and no amount in respect thereof shall be claimed as an Indemnity Loss under this
Article IV. In the event of a settlement under this Section 4.05(d), the Claimant shall also reimburse the Indemnifying Party for fees and costs incurred by the Indemnifying Party prior to the settlement.

4.06     ab     Section.  Computation of Indemnity Losses.   The amount of
Indemnity Losses hereunder shall be computed after giving effect to the receipt of any and all insurance proceeds with respect thereto.

4.07          ab     Section.  Payment of Losses.   The Indemnifying Party
shall pay to the Claimant in cash the amount to which the Claimant may become entitled by reason of the provisions of this Article IV, such payment to be made within fifteen (15) Business Days after such amount is finally determined either by mutual agreement of the parties or pursuant to the arbitration proceeding described in Section 4.04 of this Agreement or, in the case of an Indemnity Loss described in a Litigation Notice, the date on which both such amount and Claimant's obligation to pay such amount have been determined by a final judgment of the trial court or administrative body having jurisdiction over such proceeding. In addition to the foregoing, the Seller agrees that the Purchaser shall have the right to recoup all or any part of any amount that the Purchaser is owed pursuant to the preceding sentence (in lieu of seeking a cash payment from the Seller pursuant to the preceding sentence) by notifying the Seller that the Purchaser is reducing or eliminating the payments due to the Seller under the Note, the Oakland Note or the Earn-Out Payments, as the case may be. In the event of a dispute with respect to any indemnification claims by Purchaser, Purchaser shall have the right to place amounts otherwise payable under the Note or the Earn-Out Payments into escrow pending resolution of such dispute.

4.08       ab     Section.  Survival.   Notwithstanding the foregoing, the
Indemnifying Party shall have no liability with respect to any Indemnity Loss Notice which is not received by the Indemnifying Party pursuant to Section
4.03 hereof within eighteen (18) months after the Closing Date; provided, however, that the Indemnifying Party shall remain liable for any Indemnity Loss arising from a breach of any representation contained in Section 2.06 relating to tax matters and the obligation to indemnify with respect to a breach thereof shall survive for so long as the applicable statute of limitations, as set forth in the Internal Revenue Code; and, provided further, that the Indemnifying Party shall remain liable for any Indemnity Loss arising from a breach of any representation contained in Section 2.16 relating to environmental matters and the obligation to indemnify with respect to a breach thereof (an "Environmental Obligation") shall survive for so long as any environmental regulatory authority shall have the power to make any claim, assessment or reassessment with respect thereto. Notwithstanding the foregoing, the Indemnifying Party shall have no obligation with respect to an Environmental Obligation relating to any specific property after the date five
(5) years from the date on which the Seller has delivered to Purchaser and the Purchaser has accepted in writing from the Seller a reasonably acceptable "Phase I" environmental site assessment relating to that property (a "Phase I"). The scope and performance of each Phase I shall meet or exceed ASTM Standard practice E1527-94, Standard Practice for Environmental Site Assessment Process. Each Phase I shall be addressed to Purchaser or accompanied by a reliance letter addressed to the Purchaser and shall be prepared by a consulting firm acceptable to Purchaser. The cost and expense of obtaining such Phase I shall be borne solely by the Seller. In the event Seller elects to obtain an insurance policy or insurance policies to insure itself against any Environmental Obligation, Seller shall name Crossmann and the Company as additional payees.

4.09         ab     Section.  Changes to Representations and Warranties.
Upon the delivery by the Seller to the Purchaser of a reasonably acceptable Phase I relating to any specific property and conforming in scope and performance to the specifications set forth in Section 4.08, the representations contained in Section 2.16 (b), (c), (d), (e) and (j) with respect to such property will be deemed to have been satisfied if Seller has no knowledge of any of the events, conditions, acts or omissions specified in such representations.

4.10          ab        Section.  Other Limitations.   Notwithstanding the
foregoing, (i) an Indemnifying Party shall only be liable to a Claimant to the extent the aggregate amount of Indemnity Losses exceeds $40,000; and (ii) the Seller's aggregate liability shall be limited to an amount equal to the Purchase Price.

                               V     abARTICLE

              CONDITIONS PRECEDENT TO OBLIGATIONS OF THE SELLER

     The obligations of the Seller to sell and transfer Acquired Assets hereunder on the Closing Date are subject to the fulfillment, at or before the Closing, of the following conditions, any one or more of which may be waived in writing by the Seller in its sole discretion:

5.01     ab     Section.  Performance of the Obligations of the Purchaser.
  The Purchaser shall have performed in all material respects all obligations under this Agreement on or before the Closing Date, the representations and warranties of the Purchaser set forth in Article III shall remain true, correct, and complete in all material respects as of the Closing Date, and the Seller shall have received a certificate from the Purchaser to that effect dated the Closing Date and signed by the President or any other duly authorized officer of the Purchaser.

5.02     ab     Section.  Consents and Approvals.   All permits, consents,
waivers, authorizations, and approvals of any governmental or regulatory authority, state or Federal, and of any other Person that may be reasonably required in connection with the execution of this Agreement or the effectuation of the transactions contemplated herein shall have been duly obtained and shall be in full force and effect on the Closing Date.

5.03          ab     Section.  No Violation of Orders.   No preliminary or
permanent injunction or other order issued by any court or governmental or regulatory authority, domestic or foreign, that declares this Agreement invalid or unenforceable in any respect or prevents the consummation of the transactions contemplated hereby shall be in effect, and no proceeding relating to any order shall have commenced.

                               VI     abARTICLE

             CONDITIONS PRECEDENT TO OBLIGATIONS OF THE PURCHASER

     The obligations of the Purchaser to purchase, acquire, and accept the Acquired Assets, and to assume the Assumed Liabilities on the Closing Date are subject to the fulfillment, at or before the Closing, of the following conditions, any one or more of which the Purchaser may, in its sole discretion, waive in writing.

6.01      ab     Section.  Performance of the Obligations of the Seller.
The Seller shall have performed in all material respects all obligations under this Agreement on or before the Closing Date, the representations and warranties of the Seller set forth in Article II shall remain true, correct, and complete in all material respects as of the Closing Date, and the Purchaser shall have received a certificate from the Seller to that effect dated the Closing Date and signed by the President or any other duly authorized officer of the Seller.

6.02     ab     Section.  Completion of Due Diligence.   The Purchaser, in
its sole discretion, shall be satisfied with the results of its due diligence regarding the Acquired Assets, the Assumed Liabilities, and the business operations of Seller, including, but not limited to, the information set forth on the Schedules to this Agreement.

6.03          ab       Section.  Consents and Approvals.   All Permits and
Licenses necessary to conduct the business of Seller as now conducted, including any necessary transfer thereof, and all consents, waivers, authorizations, and approvals of any governmental or regulatory authority, state or Federal, and of any other Person, that may be reasonably required in connection with the execution of this Agreement or the effectuation of the transactions contemplated herein, shall have been duly obtained and shall be in full force and effect on the Closing Date. Each party (other than the Seller) to any of the Contracts specified in Schedule 2.17(a), Schedule 1.03, Schedule 2.09, or Schedule 2.12 shall have provided its written consent to the assignment of the Contract to the Purchaser as provided herein, to the extent such consent is required.
6.04          ab     Section.  No Violation of Orders.   No preliminary or
permanent injunction or other order issued by any court or governmental or regulatory authority, domestic or foreign, that declares this Agreement invalid or unenforceable in any respect or prevents the consummation of the transactions contemplated hereby, or which materially and adversely affects the Acquired Assets, the Paragon Operations, or the financial condition of the Seller shall be in effect, and no proceeding relating to any order shall have commenced.

6.05      ab     Section.  Title Insurance.   Prior to the Closing, Seller
shall  have  furnished  the  Purchaser,  a commitment for an owner's policy of title insurance satisfactory to the Purchaser in its sole and absolute discretion, issued by a nationally reputable title insurance company (the "Title Company"), and containing the agreement of the Title Company to insure fee simple title to the Real Property (except for the Leased Real Property, the Land Contract Property, and the Option Real Property) in the name of the Purchaser upon delivery of a general warranty deed from the Seller to the Purchaser. The cost of obtaining such title insurance shall be borne equally by the Purchaser and the Seller.

6.06     ab     Section.  Phase I for Country Walk Subdivision.   Prior to
the Closing, Seller shall have furnished to the Purchaser a Phase I relating to the Country Walk Subdivision and conforming in scope and performance to the specifications set forth in Section 4.08.

6.07       ab     Section.  Lot Purchase Agreements.   The Company and the
respective owners of the real property shall have entered into lot purchase agreements in the form of Exhibit 6.07 attached hereto (the "Lot Purchase Agreements").

6.08          ab     Section.  Noncompetition Agreement with Seller.   The
Seller and certain owners and officers of Seller who are presently engaged in any business, enterprise, endeavor or activity which is substantially similar to the business or activities conducted by the Purchaser or any of its subsidiaries or affiliates shall have entered into a confidentiality and noncompetition agreement with the Purchaser in the form of Exhibit 6.08 attached hereto and incorporated herein by this reference (the "Noncompete Agreement").

6.09          ab       Section.  Employment Agreement.   The Purchaser and
Richerson  shall  have  entered  into  an  employment agreement in the form of
Exhibit 6.09 attached hereto and incorporated herein by this reference (the "Employment Agreement"); provided, however, that Richerson will remain an employee of Seller and Seller will remain obligated to pay Richerson his appropriate compensation until the Closing Date.

6.10          ab        Section.  Assignment and Assumption of Country Walk
Agreements.      The  Purchaser, Paragon and Country Walk Partners shall have entered into an assignment and assumption agreement with consent (the "Assignment and Assumption Agreement with Consent") in the form of Exhibit
6.10 attached hereto and incorporated herein by this reference, pursuant to which Paragon assigns and Purchaser assumes all of Paragon's rights and obligations under the Country Walk Agreements; provided, however, that if any Lot located in any phase of the Country Walk Subdivision which is purchased by Purchaser pursuant to the Country Walk Agreements is unbuildable for any reason, including without limitation, inadequate soils, title defects, noncompliance with applicable zoning regulations, the presence of environmental contamination or the presence of the 100 year flood plain on the Lot, and Purchaser is unable to obtain a refund of the purchase price for such Lot from Country Walk Partners, Paragon hereby agrees to purchase such unbuildable Lot from Purchaser (at the price paid by Purchaser to Country Walk Partners) within thirty (30) days of notice from the Purchaser of the existence of such unbuildable Lot. At the closing for such unbuildable Lot, the Purchaser shall convey title to the Lot to Paragon by Limited Warranty Deed in exchange for payment from Paragon of a sum equal to the purchase price paid by the Purchaser to Country Walk Partners for such Lot.

6.11     ab     Section.  Deposit of Proceeds.   Prior to the Closing, the
Seller shall cause the Country Walk Proceeds to be deposited as provided for in Section 8.07.

6.12         ab     Section.  Brokerage Services Agreement.   Prior to the
Closing, the Company and Paragon Realty, Inc., a Tennessee corporation, shall have entered into an Agreement for Brokerage Services in the form of Exhibit
6.12 attached hereto and incorporated herein by this reference (the "Brokerage Services Agreement").

6.13      ab     Section.  Oakland Agreement.   Prior to the Closing, good
and marketable title shall be conveyed to the Company for each Lot or parcel of raw ground located in the residential subdivision commonly known as the Oakland subdivision purchased by the Company pursuant to a Contract for the Purchase of Real Estate, dated May 5, 1998 between the Company and the John Hyneman Development Company, Inc.

                              VII     abARTICLE

                                 TERMINATION


                          [INTENTIONALLY LEFT BLANK]


CLOSING  AND  POST-CLOSING  MATTERS

7.01       ab     Section.  Closing Date.  The closing of the purchase and
sale of the Acquired Assets (the "Closing") shall take place at a mutually agreeable time and place, on or before May 1, 1998, unless mutually extended by the parties.

7.02       ab     Section.  Deliveries by the Seller.  At the Closing, the
Seller shall deliver or cause to be delivered to the Purchaser the following duly executed documents and other items in form satisfactory to the Purchaser:

(a)          ab          The  certification  required  in  Section  6.01;

(b) ab All assignments and such other instruments of sale, transfer, conveyance and assignment of the Acquired Assets as the Purchaser may reasonably request, including, but not limited to, all third party consents that may be necessary to assign any of the Acquired Assets to the Purchaser;

(c)          ab        A Certificate of Good Standing of Paragon issued by the
Secretary of State for the State of Tennessee, dated as of the most recent practicable date prior to the Closing;

(d) ab Results of searches dated within ten (10) days of the Closing disclosing any judgments, tax liens, Uniform Commercial Code financing statements, or any other Liens filed or indexed against any of the Acquired Assets;

(e)      ab     All Permits necessary to conduct the business of Seller as now conducted,  transferred  to  the  Purchaser  as required and permitted by law;

(f)          ab       The Noncompete Agreement provided for in Section 6.08;

(g) ab All documents necessary to perfect title to or interest in any of the Acquired Assets, including, but not limited to, a warranty deed, where applicable, and any other document necessary to convey good and marketable title to the Real Property; and

(h) ab A certificate of the Seller acknowledging (or waiving) delivery by the Purchaser of the items set forth in Section 8.03. The failure of the Seller to deliver this certificate will not in and of itself constitute a breach of this Agreement if the certificate was not delivered because of Purchaser's failure to deliver the items set forth in Section 8.03.

7.03        ab     Section.  Deliveries by Purchaser.  At the Closing, the
Purchaser shall deliver or cause to be delivered to the Seller the following duly executed documents and other items in form satisfactory to the Seller:

(a)          ab          The  certification  required  in  Section  5.01;

(b)         ab     The Closing Date Payment provided for in Section 1.04(a);

(c)          ab          The  Note  provided  for  in  Section  1.04(b);

(d)          ab        An assumption of the Assumed Liabilities and such other
instruments  of  assumption  as  the  Seller  reasonably  may  request;  and

(e) ab A certificate of the Purchaser acknowledging (or waiving) delivery by the Seller of the items set forth in Section 8.02. The failure of the Purchaser to deliver this certificate will not in and of itself constitute a breach of this Agreement if the certificate was not delivered because of Seller's failure to deliver the items set forth in Section 8.02.

7.04      ab     Section.  Confidentiality.  The Seller shall not directly
or indirectly use, for its or his own benefit or otherwise, or disclose to any other Person, any information relating to the Acquired Assets, the business of the Seller or the terms and conditions of this Agreement, except to the extent that such information (i) was in the public domain at the time of the Closing;
(ii) entered into the public domain after the Closing through no fault of the Seller; (iii) is required to be disclosed by law or order of a court or governmental body; (iv) is directly related to the Excluded Assets or (v) as is necessary in connection with Tax matters or the ordinary conduct of the Seller.

7.05       ab     Section.  Sale of Homes.  After the Closing, Hyneman may
sell to a third party contractor the lots located in a certain residential subdivision commonly referred to as Dalton Downs; provided, however, that prior to such sale, the Purchaser shall have the option to purchase such lots at the same terms and conditions as offered by the third party by giving notice to Hyneman of its intention to do so within fifteen (15) Business Days of receiving notice of the other offer; provided, however, that Hyneman is not required to provide the Purchaser with notice of any offer until Hyneman is satisfied with the terms and conditions of such offer. If the Purchaser does not notify Hyneman of its intention to exercise this right of first option within such fifteen (15) Business Day period, Hyneman shall be entitled to complete the proposed sale to the third party, provided that such sale is on the same terms and conditions as the option granted to the Purchaser, and such sale is completed within thirty (30) Business Days after the expiration of Purchaser's right of first option. In the event that Hyneman fails to obtain an offer for the sale of the lots located in Dalton Downs within a reasonable time after the Closing, Purchaser agrees to provide reasonable assistance  to  Hyneman  in  the  marketing  and/or  build  out  of such lots, including the construction of a model home and "spec" homes as deemed necessary or appropriate by the Purchaser in accordance with a reasonable lot price to be agreed upon by the Purchaser and Hyneman. If there is insufficient development of the Dalton Downs subdivision to permit the reasonably prompt marketing of the lots contained in such subdivision (as mutually agreed to by the Seller, Hyneman and the Purchaser), Seller and/or Hyneman may hire a third-party contractor reasonably acceptable to the Purchaser to assist in the development of such subdivision.

7.06         ab     Section.  Assignment of Country Walk Proceeds.  At the
Closing, the Seller agrees to assign free and clear of all liens or encumbrances the net proceeds received on or before the Closing Date from the sales of Lots 226, 338 and 364 located in the Country Walk Subdivision (the "Country Walk Proceeds") to Crossmann. Notwithstanding any other provision contained herein, Seller will indemnify the Purchaser for any amount of Country Walk Proceeds assigned to the Purchaser pursuant to this Section
8.06 which may not be deposited or cashed by the Purchaser due to insufficient funds.

                              VIII     abARTICLE

                                MISCELLANEOUS

8.01        ab     Section.  Counterparts.  This Agreement may be executed
simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

8.02        ab     Section.  Expenses.  The Purchaser and the Seller shall
each bear their own legal, accounting, and out-of-pocket expenses in connection with this Agreement and the negotiation and consummation of the transactions contemplated herein, provided, however, that the Purchaser and the Seller hereby agree that each of them shall be responsible for one-half of (i) the cost of obtaining the title insurance described in
Section 6.05 herein and (ii) any real estate transfer tax that is incurred by either of them as a result of the transfer of the Acquired Assets described herein.

8.03        ab     Section.  Public Announcements.  Before the Closing the
Purchaser, the Seller, and their respective representatives shall not make any public release of information regarding the matters contemplated herein, except (i) that a press release mutually agreed upon by the Purchaser and the Seller shall be jointly issued by the Purchaser and the Seller as soon as practicable after the execution of this Agreement; (ii) that the Purchaser and the Seller may continue communications with employees, customers, suppliers, franchises, lenders, lessors, shareholders, and other groups as may be legally required or appropriate and which is not inconsistent with the best interests of any party or the prompt consummation of the transactions contemplated herein; and (iii) as required by law.

8.04       ab     Section.  Risk of Loss.  Until the Closing, the risks of
ownership and loss of the Acquired Assets shall be borne by the Seller. If, prior to the Closing, all or any part of the Acquired Assets are damaged by fire or by any other cause whatsoever, or are taken, in whole or in part, by condemnation or other exercise of eminent domain, the Seller shall promptly give the Purchaser written notice of such damage or taking. In the event of any such damage or taking, the Purchaser shall have the option to require the Seller either to:

(a) ab convey the Acquired Assets on the Closing Date to the Purchaser in a damaged condition and to assign to the Purchaser all of the Seller's right, title and interest in and to (i) any claims Seller may have under any insurance policies covering the Acquired Assets (with a credit for any deductible amount), (ii) the proceeds of any self-insurance (as a credit against the Purchase Price) or (iii) any condemnation proceeds; or

(b)          ab          terminate  this  Agreement.

8.05      ab     Section.  Index and Captions.  The index and the captions
of the Sections and Articles of this Agreement are solely for convenient reference and shall not be deemed to affect the meaning or interpretation of any paragraph hereof.

8.06         ab     Section.  Notices.  All notices, requests, demands and
other communications hereunder shall be in writing and shall be deemed to have been duly given and received (a) upon delivery, if personally delivered; (b) on the fifth day after being deposited with the U.S. Postal Service, if sent by certified or registered mail, return receipt requested; (c) on the next day after being deposited with a reliable overnight delivery service; or (d) upon receipt of an answer back, if transmitted by facsimile, postage prepaid in all cases other than facsimile, addressed to the other party at the following addresses, or facsimile numbers in the case of a facsimile:

If  the  Purchaser,  to:

Crossmann  Communities,  Inc.
9202  North  Meridian  Street,  Suite  300
Indianapolis,  Indiana    46268
Attention:  John  B.  Scheumann

Tel.  No.:    (317)  843-9514
Facsimile  No.:    (317)  571-2210

With  a  copy  to:

Steven  K.  Humke
ICE  MILLER  DONADIO  &  RYAN
One  American  Square
Box  82001
Indianapolis,  Indiana    46282-0002

Tel.  No.:    (317)  236-2394
Facsimile  No.:    (317)  236-5817

If  to  the  Seller  to:

Rusty  Hyneman
W.V.  Richerson,  Jr.
     Paragon  Properties,  LLC
     1364  Cordova  Cove
     Germantown,  Tennessee    38138-0628

     Tel.  No.:  (901)756-4064
     Facsimile  No.:  (901)757-1860

With  a  copy  to:

     Robert  Mark  Field
     THE  BOGATIN  LAW  FIRM
     Suite  300
     1661  International  Place  Drive
     Memphis,  Tennessee    38120

     Tel.  No.:    (901)  767-1234
     Facsimile  No.:    (901)  767-2803

     Any party may change its address for the purpose of this Section 9.06 by giving the other party written notice of its new address in the manner set forth above.

8.07          ab       Section.  Entire Agreement.  This Agreement and the
agreements expressly contemplated hereby, including the Exhibits and Schedules referred to herein which form a part of this Agreement and a side letter that the parties may enter into, contain the entire understanding of the parties hereto with respect to the subject matter hereof and thereof. There are no representations, promises, warranties, covenants, or undertakings other than those expressly set forth or provided for in this Agreement or in the agreements expressly contemplated hereby. This Agreement and the agreements expressly contemplated hereby supersede all prior agreements and understandings between the parties with respect to the transactions contemplated by this Agreement. No provision of this Agreement may be amended or waived except in writing, and no such amendment shall extend to anything other than the specific subject matter thereof.

8.08          ab      Section.  Waiver of Compliance.  The party for whose
benefit a warranty, representation, covenant, or condition is intended may, in writing, waive any inaccuracies in the warranties and representations contained in this Agreement or waive compliance with any of the covenants or conditions contained herein and so waive performance of any of the obligations of the other party hereto, and any defaults hereunder; provided, however, that such waiver must be in writing, and shall not affect or impair the waiving party's rights with respect to any other warranty, representation, covenant, or any default hereunder, nor shall any waiver constitute a continuing waiver.

8.09     ab     Section.  Validity of Provisions.  Should any part of this
Agreement be declared by any court of competent jurisdiction to be invalid, such decision shall not affect the validity of the remaining portions of this Agreement, which shall continue in full force and effect as if this Agreement had been executed with the invalid portion thereof eliminated therefrom, it being the intent of the parties that they would have executed the remaining portions of this Agreement without including any such part or portion which may be declared invalid.

8.10     ab     Section.  Schedules and Exhibits.  Each and every Schedule and Exhibit to this Agreement, and each and every document to be delivered in the future pursuant to this Agreement is hereby incorporated into this Agreement and made an integral part hereof.

8.11          ab     Section.  No Intention to Benefit Third Parties.  The
provisions of this Agreement are not intended to, and shall not, benefit any Person other than the parties to this Agreement, the provisions hereof are not intended to, and shall not create any third party beneficiary right in any Person.

8.12     ab     Section.  Successors and Assigns.  This Agreement shall be binding on, and shall inure to the benefit of, the parties and their respective successors and permitted assigns; provided, however, that no party may assign any rights or obligations under this Agreement without the prior written consent of the other parties hereto.

8.13          ab        Section.  Governing Law.  The laws of the State of
Tennessee shall govern all aspects of this Agreement notwithstanding any choice of law provisions to the contrary.

                               IX     abARTICLE

                                 DEFINITIONS

     As used in this Agreement, the following terms have the meanings indicated below:

     "Accounts Receivable" means all accounts receivable and notes receivable, pre-paid expenses, rights to refunds, and deposits with respect to the Seller.

     "Acquired Assets" means the rights, title and interest to the name "Paragon Properties"together with the goodwill of the business associated with such name, and any other assets listed on Schedule 1.01(a), with respect to the business of the Seller. The term Acquired Asset shall not include any asset which is an Excluded Asset.

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

     "Arbitration  Notice"  means  a notice for arbitration as provided for in
Section  4.04.

     "Assigned Contracts" shall include, but not be limited to, all sales contracts, listed on Schedule 10.01 or other agreements for the conveyance of residential property, any appraisals relating to the Real Property and any unexpired warranties and guaranties of any subcontractors or suppliers regarding their performance, quality of workmanship, or quality of materials supplied in connection with the construction of residential homes or any other contracts or agreements necessary to conduct the business of the Seller.

     "Assignment and Assumption Agreement with Consent" shall have the meaning set forth in Section 6.10.

     "Assumed Liabilities" means all of the liabilities and obligations of the Seller which are related to the Acquired Assets and which are listed on
Schedule  1.03.

     "Bonus Payments" means the cash payments payable to Seller as provided for in the Executive Employment Agreement.

     "Brokerage  Services  Agreement"  shall  have  the  meaning  set forth in
Section  6.12.

     "Business Day" means any day other than Saturday, Sunday, and any day on which commercial banks in Indiana are authorized by law to be closed.

     "Claimant"  shall  have  the  meaning  set  forth  in  Section  4.03.

     "Closing" means the closing of the transactions contemplated by this Agreement as provided for in Section 8.01.

     "Closing  Date  Payment"  shall  have  the  meaning set forth in Section
1.04(a).

     "Company" means Crossmann Communities of Tennessee, LLC, an Indiana limited liability company.

     "Contracts"  shall  have  the  meaning  set  forth  in  Section  2.17.

     "Country Walk Agreements" means (i) the Real Estate Sales Contract by and between Paragon and Country Walk Partners, dated April 16, 1998, pursuant to which Paragon agreed to purchase and Country Walk Partners agreed to sell certain parcels of real estate located in Phase VI of the Country Walk Subdivision; and (ii) the Real Estate Sales Contract by and between Paragon and Country Walk Partners, dated February 11, 1997 pursuant to which Paragon agreed to purchase and Country Walk Partners agreed to sell certain parcels of real estate located in Phases IV and V of the Country Walk Subdivision.

     "Country  Walk  Proceeds"  shall  have  the meaning set forth in Section
8.06.

     "Country Walk Subdivision" means the residential subdivision located in Shelby County, Tennessee and commonly referred to as the Country Walk subdivision.

     "Crossmann"  means  Crossmann  Communities, Inc., an Indiana corporation.

     "Disagreement Notice" shall have the meaning set forth in Section 4.04.

     "Earn-Out  Payments"  shall  have  the  meaning  set  forth  in  Section
1.04(c).

     "Election  Notice"  shall  have  the meaning set forth in Section 4.05.

     "Employee  Welfare  Benefit  Plan"  shall  have  the meaning set forth in
Section  2.22.

     "Employment Agreement" means that certain Executive Employment Agreement, dated May 5, 1998, between the Purchaser and Richerson, as provided for in
Section  6.09.

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

     "Environmental  Obligation"  shall have the meaning set forth in Section
4.08.

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

     "ERISA" means the Employee Retirement Income Security Act of 1974, as amended.

     "Excluded Assets" means (i) all parcels of real property, work in process and other assets relating to that certain residential subdivision commonly referred to as the Dalton Downs subdivision; (ii) any parcels of real property owned by the Seller which are located in the state of Florida; and (iii) all prepaid expenses, deposits, revenues, contracts, Accounts Receivable, Files and Records, Leased Personal Property, suppliers, Licenses, Permits, and Personal Property relating solely to the assets described in parts (i) and
(ii)  of  this  definition.

     "Files and Records" means all files and records of the Seller whether in hard copy or magnetic or other format including customer and supplier records, equipments maintenance records, equipment warranty information, specifications and drawings, sales and advertising material, computer software, and the records relating to the employees to be employed by the Purchaser following the Closing.

     "Financial Statements of the Seller" means the annual financial statements and the internally prepared interim balance sheets and income statements of Seller, as provided in Section 2.05.

     "GAAP"  means  generally  accepted  accounting  principles.

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

     "Homeowner's  Associations"  shall have the meaning set forth in Section
2.15.

     "Hyneman"  means  Rusty  Hyneman.

     "Indemnification  Notice"  shall  have  the meaning set forth in Section
4.03.

     "Indemnifying  Party" shall have the meaning set forth in Section 4.03.

     "Indemnity  Loss"  shall  have  the  meaning set forth in Section 4.01.

     "Intellectual  Property"  shall  have  the  meaning set forth in Section
2.20.

     "Judgment" means an order by a court of law requiring the payment of money.

     "Land  Contract  Property"  shall  have the meaning set forth in Section
2.13.

     "Leased  Personal  Property" shall have the meaning set forth in Section
2.09.

     "Leased  Real  Property"  shall  have  the  meaning set forth in Section
2.12.

     "Licenses"  shall  have  the  meaning  set  forth  in  Section  2.19.

     "Lien" means any mortgage, pledge, security interest, encumbrance, lien (statutory or other), option, easement, right-of-way, charge, or conditional sale agreement.

     "Litigation  Notice"  shall have the meaning set forth in Section 4.03.

     "Lot"  or  "Lots"  shall  have  the  meaning set forth in Section 2.10.

     "Lot  Purchase  Agreements"  shall have the meaning set forth in Section
6.07.

     "Net Assets" means the excess, if any, of the book value of the Acquired Assets over the Assumed Liabilities.

     "Noncompete  Agreement"  shall  have  the  meaning  set forth in Section
6.08.

     "Note" means the promissory note delivered at Closing by Purchaser to Seller as set forth in Section 1.04(b).

     "Option  Real  Property"  shall  have  the  meaning set forth in Section
2.13.

     "Owned Property" means any Real Property that was or is owned, leased or otherwise under the control of the Seller at any time before the Closing Date.

     "Paragon" shall have the meaning set forth in the preamble to this Agreement.

     "Paragon Net Income" means the net operating income of the Company attributable to the Paragon Operations, as adjusted in accordance with
Section  1.06.

     "Paragon Operations" means (a) the sale by the Purchaser of Acquired Assets in the ordinary course of business, and (b) the development and sale by the Purchaser of Lots and any improvements thereon located in those certain residential developments and/or subdivisions commonly referred to as the Rogers Farm development, the Dalton Downs subdivision and the Country Walk Subdivision.

     "Partnerships" means the Seller's partnership interest in all partnerships including but not limited to those specified on Schedule 10.02.

     "Permits"  shall  have  the  meaning  set  forth  in  Section  2.19.

     "Person" means any individual, corporation, partnership, joint venture, association, limited liability company, joint-stock company, trust, or unincorporated organization, or any governmental agency, officer, department, commission, board, bureau, or instrumentality thereof.

     "Personal  Property"  shall have the meaning set forth in Section 2.08.

     "Phase I" shall have the meaning set forth in Section 4.08. "Purchase Price" means the aggregate consideration to be paid by the
Purchaser  to  the  Seller  for  the  Acquired Assets as set forth in Section
1.04.

     "Purchaser" shall have the meaning set forth in the preamble to this Agreement.

     "Real Property" means all Developed Real Property (defined in Section 2.10), Undeveloped Real Property (Defined in Section 2.11), Leased Real Property (defined in Section 2.12), Land Contract Property (defined in
Section 2.13(a)), the Country Walk Subdivision and Option Real Property (defined in Section 2.13(a)) collectively.

     "Real Property Lease" shall have the meaning set forth in Section 2.12.

     "Reduced  Amount"  shall have the meaning set forth in Section 1.04(b).

     "Returns"  shall  have  the  meaning  set  forth  in  Section  2.06.

     "Richerson"  means  W.V.  Richerson,  Jr.

     "Seller" shall have the meaning set forth in the preamble to this Agreement.

     "Substantially  Complete"  shall  have  the meaning set forth in Section
2.10.

     "Taxes"  shall  have  the  meaning  set  forth  in  Section  2.06.

     "Title  Company"  shall  have  the  meaning  set forth in Section 6.05.

     "Undeveloped  Real Property" shall have the meaning set forth in Section
2.11.

     "Warranty Liability" means any and all costs incurred as a result of a warranty claim on a residential home which was constructed by Seller. Such costs shall include, but not be limited to, costs to repair, replace, fix, clean, remove, or correct any alleged defect in a property upon which a warranty claim is made and any and all costs to investigate and defend against a warranty claim.

                   [REMAINDER OF PAGE INTENTIONALLY BLANK]

     IN WITNESS WHEREOF, the parties hereto have executed, or caused to be executed by their duly authorized representatives, this Agreement as of the date first above written.

     "CROSSMANN"
     CROSSMANN  COMMUNITIES,  INC.


     By:          /s/  John  B.  Scheumann
          John  B.  Scheumann,  Chief  Executive  Officer

     "COMPANY"
     CROSSMANN  COMMUNITIES
     OF  TENNESSEE,  LLC

     By:          Crossmann  Communities,  Inc.,  Member


     By:          /s/  John  B.  Scheumann
          John  B.  Scheumann,  Chief  Executive  Officer

     "SELLER"
     Paragon  Properties,  LLC


     By:          /s/  Rusty  Hyneman
          Rusty  Hyneman,  Member


     By:          /s/  W.V.  Richerson,  Jr.
          W.V.  Richerson,  Jr.,  Member

     "HYNEMAN"

           /s/  Rusty  Hyneman

          Rusty  Hyneman

     "RICHERSON"

            /s/  W.V.  Richerson,  Jr.

          W.V.  Richerson,  Jr.


EXHIBIT  10.48
                       EXECUTIVE EMPLOYMENT AGREEMENT


     This Executive Employment Agreement ("Agreement") is made and entered into this 5th day of May, 1998, by and among Crossmann Communities of Tennessee, LLC (the "Company"), a Tennessee limited liability company, with its principal place of business at 2753 Mendenhall, Suite 30, Memphis, Tennessee, 38115, Crossmann Communities, Inc. ("Crossmann"), an Indiana corporation and the holder, directly and indirectly, of 100% of the ownership interest in the Company, and W.V. Richerson, Jr. (the "Executive").

                           PRELIMINARY STATEMENTS

     The Company and Crossmann (collectively referred to herein as the "Employers") have determined that it is in their best interests to employ the Executive as Division Manager of the Company, and the Executive desires to accept such position and to devote his loyalty to the Employers upon the terms and conditions set forth in this Agreement.

                            TERMS AND CONDITIONS

     In consideration of the mutual promises and covenants contained in this Agreement, and intending to be legally bound, the parties hereto agree as follows:

                               I.     abARTICLE

                            Employment and Duties

1.1          ab       Section.  General.   The Employers hereby employ the
Executive, and the Executive hereby agrees to serve the Employers in the capacities of Division Manager of the Company and to perform the executive and management duties that the Board of Directors of the Company and/or the Board of Directors of Crossmann (collectively and individually the "Boards") shall reasonably assign to the Executive from time to time.

1.2        ab     Section.  Employment Duties.   Throughout the Employment
Term, as defined in Section 2, the Executive shall: (i) devote his working hours, on a full-time basis, to his duties under this Agreement; (ii) faithfully and loyally serve the Employers; (iii) comply in all respects with the lawful and reasonable directions and instructions given to him by the Boards; and (iv) use his best efforts to promote and serve the interests of the Employers. In the event the directions and instructions given to the Executive by the Boards conflict in any manner, the directions and instructions given by the Board of Directors of Crossmann shall be deemed controlling; full compliance with the express directions and instructions of the Board of Directors of Crossmann shall be deemed a defense to any claim of failure to comply with the directions and instructions of the Board of Directors of the Company.

1.3     ab     Section.  Exclusive Employment.   Throughout the Employment
Term, as defined in Section 2, the Executive shall not render his services, directly or indirectly, for compensation, to any other person or organization without the prior written consent of the Employers and shall not engage in any activity which would significantly interfere with the faithful performance of his duties under this Agreement. In addition, the Executive may perform minor services for which he does not receive compensation, provided that the activity does not contravene or conflict with any other provision of this Agreement. The Executive also may participate as an investor in other real estate projects, provided, however, that (i) such participation does not require a material amount of the Executive's time and/or attention on a regular basis during his Employment Term (as defined below), (ii) such participation does not materially interfere with the performance by the Executive of his obligations under this Agreement or his duties to the Employer, (iii) such real estate project does not compete with the business or activities of the Crossmann Group (as defined below), and (iv) such participation does not involve active participation in any material operational aspect of the real estate project in which the Executive is an investor; and, provided further, that if the conditions of this sentence are satisfied, the status of the Executive as a member of a member managed or board managed limited liability company will not violate the terms of this Agreement.

                              II.     abARTICLE

   Employment TermThe Executive's employment hereunder shall commence on the Closing Date as that term is defined in an Asset Purchase Agreement by and among the Employers, the Executive, Paragon Properties, LLC, ("Paragon" or
   "Seller") and Rusty Hyneman, Jr., dated May 5, 1998 (the "Asset Purchase Agreement") and shall continue until April 30, 2000; provided, however, that commencing on May 1, 2000, and on the first day of each year thereafter, the term of this Agreement shall automatically be extended for one (l) year thereafter unless the Employers or the Executive shall have given written notice to the other, at least three (3) months prior thereto, that the term shall not be extended. Notwithstanding the foregoing, the Executive's employment hereunder shall be subject to resignation or termination in accordance with the provisions of Section 4 hereof. As used in this Agreement, the term "Expiration Date" shall mean April 30, 2000, or, if applicable, the May 1st thereafter on which the Executive's employment hereunder shall automatically expire and terminate in accordance with the provisions of this Section 2, and the term "Employment Term" shall mean the period beginning on the date hereof and ending on the earlier of the Expiration Date, the Termination Date, the Resignation Date, (both as defined in Section 4 hereof), or other date the Executive ceases to be employed by the Employers in accordance with Section 4 hereof.

                              III.     abARTICLE

 Compensation and Other BenefitsThe Company or Crossmann, as applicable, shall pay and provide the following compensation and other benefits to the Executive for the services rendered by him under this Agreement:

3.1        ab     Section.  Annual Base Salary.   The Company shall pay to
the Executive, in accordance with the then prevailing payroll practices of the Company, an annual salary of not less than Seventy-Five Thousand Dollars ($75,000.00) (the "Annual Base Salary"), subject to required withholdings under Federal, state, and local laws. The Company's obligations with respect to payment of the Annual Base Salary shall not be effective until the Employment Term has commenced. Beginning on January l, 1999 and on each January 1 thereafter during the Employment Term (or within a reasonable time thereafter not to exceed thirty (30) days) the Employers shall review the annual salary payable to the Executive hereunder and shall, in their sole discretion, determine whether or not an adjustment in the Annual Base Salary then payable hereunder is appropriate.

3.2          ab        Section.  Executive Benefits.   Except as otherwise
specifically provided in this Agreement, the Executive shall be eligible to participate, in accordance with their respective terms and conditions, in all benefit plans presently available or which may subsequently be made available to executives of the Employers, including Crossmann's health care, basic life insurance, supplemental life insurance coverage, disability coverage, business travel accident insurance and any pension or retirement plan of any kind.

3.3     ab     Section.  Vacation Leave.   The Executive shall be entitled
to that number of days of vacation leave per year that is generally applicable to all executive personnel of Crossmann. The Executive shall accrue and receive full compensation and benefits during his vacation leave periods. Unused vacation leave time shall not carry over from one year of the Employment Term to the next and unused vacation leave time shall not entitle the Executive to any additional compensation.

3.4        ab     Section.  Stock Option Plan.   The Board of Directors of
the Employers may permit the Executive to participate in stock option plans of Crossmann at a level consistent with other employees of the Company or Crossmann having similar responsibilities as the Executive.

                              IV.     abARTICLE

                          Termination of Employment

4.1          ab          Section.    Termination  for  Cause.

(a) ab The Employers may terminate the Executive's employment with the Employers pursuant to this Agreement for Cause, as defined herein, by providing written notice to the Executive at least twenty-four (24) hours prior to the Termination Date, as defined in subsection (iii) below.

(b) ab A termination for "Cause" means a termination by reason of the good faith determination by one of the Boards that the Executive (a) willfully and continually failed to substantially perform his duties under this Agreement, (b) willfully engaged in conduct which constituted a breach of
Section 5 of this Agreement, (c) engaged in conduct which constituted a crime of moral turpitude, (d) perpetrated a fraud or embezzlement against the Company, Crossmann any affiliate or subsidiary of the Company or Crossmann or any entity in which the Company, Crossmann, or any affiliate or subsidiary of the Company or Crossmann owns at least a 20% ownership interest (collectively the "Crossmann Group"), or (e) has willfully engaged in conduct which is materially injurious to the Crossmann Group, monetarily or otherwise.

(c) ab In the case of a termination for Cause, the term "Termination Date" as used in this subsection (a) shall mean the actual date the Executive terminates employment with the Employers as a result of action taken by one of the Boards, and not as a result of the Executive's resignation, as provided in
Section  4(b).

(d) ab If prior to the Expiration Date the Employers terminate the Executive's employment for Cause, the Executive shall only be entitled to payment of that portion of the Annual Base Salary under Section 3(a) that the Executive earned through and including the Termination Date at the rate of the Annual Base Salary in effect at that time.

4.2      ab     Section.  Resignation.   The Executive may resign from his
employment with the Employers pursuant to this Agreement at any time by providing written notice to the Boards of his resignation at least thirty (30) days prior to the effective date of the resignation (the "Resignation Notice"); provided, however, that in the event that the Executive is terminated for Cause, submits his Resignation Notice or otherwise voluntarily ceases his employment prior to the Expiration Date, the Employer shall have no obligation to make any Earn-Out Payment (as that term is defined in the Asset Purchase Agreement) otherwise payable to Paragon after the date of the Resignation Notice, as provided under the Asset Purchase Agreement. The effective date of the Executive's resignation shall be that specified in the Resignation Notice, or the actual date the Executive terminates employment with the Employers as the result of a resignation, whichever occurs earlier (the "Resignation Date"). If prior to the Expiration Date, the Executive resigns his employment, the Executive shall only be entitled to payment of that portion of the Annual Base Salary under Section 3(a) that the Executive earned through and including the Resignation Date, at the rate of the Annual Base Salary in effect at that time.

4.3       ab     Section.  Termination Without Cause.   The Employers may,
in their sole discretion, terminate the Executive's employment with the Employers pursuant to this Agreement at any time without Cause, by providing written notice to the Executive at least twenty-four (24) hours prior to the Termination Date, as defined in this subsection (c). If the Employers terminate the Executive's employment without Cause, the Company shall be obligated to continue to pay to him the Annual Base Salary for one year and two weeks after the Termination Date. Such payments shall be made as and when the same would have been due and payable if the Executive's employment had continued through such date, subject to the provisions of Sections 4(d) and
4(e).   The term "Termination Date" as used in this subsection (c) shall mean the actual date the Executive terminates employment with the Employers as a result of action taken by one of the Employers, and not as a result of the Executive's resignation as provided in Section 4(b). Except as provided in this subsection (c), the Executive shall not be eligible to receive any compensation or benefits under this Agreement with respect to any future periods beginning on or after the Termination Date.

4.4          ab      Section.  Death.   If the Executive dies prior to the
Expiration Date, the Executive's estate or personal representative shall be entitled to receive that portion of the Annual Base Salary, at the rate in effect at the Executive's death, and any other compensation or benefits, that the Executive earned through and including the date of the Executive's death. If the Executive is entitled to receive payments from the Employers pursuant to Section 4(c) at the time of his death, the Executive's estate or personal representative shall be entitled to receive that portion of the Annual Base Salary, at the rate in effect at the Executive's death, and any other compensation or benefits, that the Executive would have been entitled to receive under Section 4(c) through and including the date of the Executive's death. The Executive's estate or personal representative shall not be entitled to receive any portion of the Annual Base Salary or any other compensation or benefits under this Agreement, with respect to any periods ending on or after the date of the Executive's death, which was not payable in accordance with the provisions thereof prior to the date of death.

4.5        ab     Section.  Disability.   If prior to the Expiration Date,
the Executive becomes Permanently Disabled, as defined in this subsection (e), the Employers may terminate the Executive's employment with the Employers as a result of the Permanent Disability by providing written notice to the Executive at least twenty-four (24) hours prior to the Termination Date, as defined in this subsection (e). If prior to the Expiration Date, the Executive becomes Permanently Disabled, the Executive may resign from his employment with the Employers pursuant to this Agreement by providing written notice to the Employers of his resignation at least twenty-four (24) hours prior to the Resignation Date, as defined in this subsection (e). If the Employers terminate the Executive's employment as a result of a Permanent Disability or the Executive resigns from employment with the Employers as a result of a Permanent Disability, the Executive shall be entitled to receive that portion of the Annual Base Salary under Section 3(a) that the Executive earned through and including the Termination Date or Resignation Date, as applicable, at the rate in effect on such date. If the Executive is entitled to receive payments from the Employers pursuant to Section 4(c) at the time he becomes Permanently Disabled, the Executive shall be entitled to receive the payments that the Executive would have been entitled to receive under
Section 4(c). The Executive shall not be entitled to receive any portion of the Annual Base Salary or any other compensation or benefits under this Agreement with respect to any future periods beginning on or after the later of the Resignation Date, Termination Date, or the date the Executive becomes Permanently Disabled. The Executive shall be deemed "Permanently Disabled" when, and only when, he is deemed permanently disabled in accordance with the disability insurance policy of the Employers in effect at the time of the illness or injury causing the disability, or, in the event no disability policy is then in effect, in accordance with the disability policy of the Employers last in effect. The definition of Permanently Disabled for purposes of this Agreement shall comply with all provisions of applicable law. The term "Termination Date" as used in this subsection (e) shall mean the actual date the Executive terminates employment with the Employers. The term "Resignation Date" as used in this subsection (e) shall mean the actual date the Executive terminates employment with the Employers as the result of a resignation.

                               V.     abARTICLE

                         Non-competition and Secrecy

5.1        ab     Section.  Noncompetition.   Executive agrees that during
the Employment Term and for a three-year period thereafter (the "Restricted Period"), he will not directly or indirectly engage in any business which is substantially similar or in competition with the business of the Crossmann Group, as that may change from time to time; provided, however, that this
Section 5(a) shall no longer apply in the event of a termination of the Executive's employment by the Employer without Cause. For purposes of this
Section 5(a), the Executive will be deemed to be directly engaged in a business which is substantially similar to or in competition with the business of the Employers if he serves such business as a director, officer, employee, consultant, partner or individual proprietor, or an investor who has made loans, advances or investments in material amount. The prohibitions of this
Section 5(a) shall not be deemed to prevent the Executive from (i) making investments in or advancing funds to corporations any of whose securities are listed on a National Securities Exchange or registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended, and if the equity interest obtained by such investment is not more than 5% of the capital stock of such concern, or (ii) engaging in investment activities described in
Section  1(c)  above.

     The  restrictions  contained  in  this  Section  5(a),  to  the  extent applicable following termination of the Executive's employment with the Employers, shall only apply within metropolitan areas in which the Crossmann Group conducts business during the term of the Executive's employment with the Employers (the "Restricted Area"). Executive and Employer each stipulate and agree that the terms and covenants contained in this Section 5(a) are fair and reasonable in all respects, including the time period and geographical coverage, and that these restrictions are designed for the reasonable protection of Employer's business. If a court of competent jurisdiction determines that any of the foregoing restrictions are unreasonable in terms of geographic scope or otherwise then the court is hereby authorized to reduce the scope of said restriction and enforce this Section 5(a) as so reduced.
If any sentence, word, or provision of this Section 5(a) shall be determined to be unenforceable, the same shall be severed herefrom and the remainder shall be enforced as if the unenforceable sentence, word, or provisions did not exist.

     Notwithstanding any other provisions of this Section 5(a), during the three (3) years immediately following termination of the Executive's employment with the Employers, the Executive may (i) build up to twenty-five
(25) residential homes per year in the Memphis metropolitan area, each of such homes having a fair market value of at least One Hundred Fifty Thousand Dollars ($150,000) (the "Target Price"), provided that the Target Price shall increase by Two Thousand Dollars ($2,000) on each annual anniversary of this Agreement; and (ii) build no more than seventy (70) apartment units on the parcel of real property described in Exhibit A attached hereto and incorporated herein.





5.2          ab      Section.  Secrecy and Confidential Information.   The
Executive recognizes that the services he will perform under this Agreement are special, unique, and extraordinary in that, by reason of his employment under this Agreement, he may acquire Confidential Information concerning the operations, businesses, and financial affairs of the Crossmann Group, the use or disclosure of which could cause the Crossmann Group immeasurable and substantial loss and damages for which no remedy at law would be adequate. Accordingly, the Executive covenants and agrees with the Employers that, except as necessary to perform his obligations to the Employers under this Agreement or with the prior written consent of the Employers, he will not at any time directly or indirectly disclose any Confidential Information that he may learn or has learned by reason of his association with the Crossmann Group. The term "Confidential Information" includes information not in the public domain and not previously disclosed to the public or to the trade by the management of the Crossmann Group with respect to the products or units, facilities and methods, trade secrets and other intellectual property, blue prints, building plans, systems, procedures, manuals, confidential reports, product  or  unit  price  lists,  customer  lists,  all assets and information acquired by the Crossmann Group from Paragon Properties, LLC, or its affiliates, financial information (including the revenues, costs, or profits associated with any of the services, products or units of the Crossmann Group), business plans, prospects, or opportunities of the Crossmann Group; provided, however, that the term Confidential Information does not include the following: (i) information that was in the public domain or generally known in the industry at the time Executive first received, observed, or otherwise became aware of such information; (ii) information that becomes a part of the public domain or becomes generally known in the industry other than by the breach by Executive of Executive's obligations under this Agreement; (iii) information that is disclosed to the Executive after the termination of the Executive's employment by a third party having the right to disclose the same without obligation to the Employers; or (iv) information that is independently developed by the Executive after the termination of the Executive's employment under this Agreement. The Executive's obligations set forth in this Section 5(b) and the Crossmann Group's rights and remedies, whether legal or equitable, with respect thereto, shall extend indefinitely.

5.3       ab     Section.  Exclusive Property.   The Executive agrees that
all Confidential Information is and shall remain the exclusive property of the Crossmann Group. All business records, papers, and documents kept or made by the Executive relating to the business of the Crossmann Group shall be and remain the property of the Crossmann Group. Upon the termination of his employment with the Employers or upon the request of the Crossmann Group at any time, the Executive shall promptly deliver to the Crossmann Group and shall not, without the written consent of the Employers, retain copies of any written materials prepared by or for the Crossmann Group that may contain Confidential Information. The Executive's obligations set forth in this
Section 5(c), and the Crossmann Group's rights and remedies with respect thereto, whether legal or equitable, shall extend indefinitely.

5.4       ab     Section.  Injunctive Relief.   The Executive acknowledges
that  a  breach  of  any  of  the  covenants  or obligations contained in this
Section 5 may result in material and irreparable injury to the Crossmann Group, for which there is no adequate remedy at law, and that injury and damages to the Crossmann Group resulting from a breach will be immeasurable. Without limiting the rights or remedies, both legal and equitable, available to the Crossmann Group in the event of an actual or threatened breach, the Crossmann Group shall be entitled to seek and obtain a temporary restraining order and/or a preliminary or permanent injunction against the Executive, which shall prevent the Executive from engaging in any activities prohibited by this Section 5, or to seek and obtain such other relief against the Executive as may be required to specifically enforce any of the covenants or obligations contained in this Section 5. The Executive hereby agrees and consents that injunctive relief may be sought ex parte in any state or federal court of record in the State of Indiana, in the state and county in which the violation occurs, or in any other court of competent jurisdiction, at the election of the Crossmann Group.

Non-assignability,  Binding  Agreement

5.5          ab      Section.  By the Executive.   The Executive shall not
assign or delegate this Agreement or any right, duty, obligation, or interest under this Agreement without the Company's and Crossmann's prior written consent; provided, however, that nothing shall preclude the Executive from designating beneficiaries to receive benefits payable under this Agreement upon his death, and nothing shall preclude the Executive's executors, administrators, or their legal representatives, from assigning any rights under this Agreement to any person.

5.6     ab     Section.  By the Company or Crossmann.   The Company and/or
Crossmann may assign, delegate, or transfer this Agreement and all of their rights and obligations under this Agreement to any of its affiliates or subsidiaries or to any business entity that by merger, consolidation, or otherwise acquires all or substantially all of the assets of the Company or Crossmann or to which the Company or Crossmann transfers all or substantially all of its assets. Upon assignment, delegation, or transfer, any affiliate, subsidiary, or business entity related to the Company and/or Crossmann shall be deemed to be substituted for the Company and/or Crossmann, as applicable, for all purposes of this Agreement.

5.7          ab        Section.  Binding Effect.   Except as limited under
Sections 6(a) and 6(b), this Agreement shall be binding upon and inure to the benefit of the parties, any successors to or assigns of the Company and/or Crossmann, and the Executive's heirs and the personal representatives or executor of the Executive's estate.

                              VI.     abARTICLE

 SeverabilityIf a court of competent jurisdiction makes a final determination that any term or provision of this Agreement is invalid or unenforceable, and all rights to appeal the determination have been exhausted or the period of time during which any appeal of the determination may be perfected has been exhausted, the remaining terms and provisions shall be unimpaired and the invalid or unenforceable term or provision shall be deemed replaced by a term or provision that is valid and enforceable and that most closely approximates the intention of the parties with respect to the invalid or unenforceable term or provision, as evidenced by the remaining valid and enforceable terms and conditions of this Agreement.

                              VII.     abARTICLE

 AmendmentNo provision of this Agreement may be modified, amended, waived, or discharged in any manner except by an instrument in writing signed by the Executive and on behalf of the Company and Crossmann by such officers as may be specifically designated by the Boards.  No agreement or representation, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by any party which is not expressly set forth in this
                                  Agreement.

                             VIII.     abARTICLE
    WaiverThe waiver by any party of compliance by any other party with any provision of this Agreement shall not operate or be construed as a waiver of any other provision of this Agreement (whether or not similar), or a continuing waiver or a waiver of any subsequent breach by a party of a provision of this Agreement.  Performance by any party of any act not required of it under the terms and conditions of this Agreement shall not constitute a waiver of the limitations on its obligations under this Agreement, and no performance shall estop that party from asserting those limitations as to any further or future performance of its obligations.

                              IX.     abARTICLE

 Governing Law and JurisdictionThe laws of the State of Tennessee shall govern the validity, performance, enforcement, interpretation and any other aspect of this Agreement, notwithstanding any state's choice of law provisions to the contrary. The parties to this Agreement irrevocably consent to the jurisdiction and venue of Shelby County, Tennessee with respect to any and all actions related to this Agreement or the enforcement of this Agreement and the parties to this Agreement hereby irrevocably waive any and all objections thereto.

                               X.     abARTICLE

 NoticesAll notices required or desired to be given under this Agreement shall be in writing and shall be deemed to have been duly given (i) on the date of service if served personally on the party to whom notice is to be given, (ii)
     on the date of receipt by the party to whom notice is to be given if transmitted to such party by telefax, provided a copy is mailed as set forth below on the date of transmission, or (iii) on the third day after mailing if mailed to the party to whom notice is to be given by registered or certified mail, return receipt requested, postage prepaid, to the following addresses:

     (a)          If  to  the  Company  or  Crossmann,  to:

          Crossmann  Communities,  Inc.
          9202  North  Meridian  St.,  Suite  300
          Indianapolis,  IN  46268
          Attn:  John  B.  Scheumann
          Tel.  No.:  (317)  843-9514
          Fax:  (317)  571-2210

     (b)          If  to  the  Executive,  to:

          W.V.  Richerson,  Jr.
          9525  Doe  Meadow
          Germantown,  TN    38193
          Tel.  No.:
          Fax:

Any party may, by giving written notice to the other parties, change the address to which notice shall then be sent.

                              XI.     abARTICLE

   Prior AgreementsThis Agreement is a complete and total integration of the understanding of the parties. This Agreement supersedes all prior or contemporaneous negotiations, commitments, agreements, writings including handbooks, and discussions with respect to the subject matter of this
                                  Agreement.

                              XII.     abARTICLE

    HeadingsThe headings of the Sections of this Agreement are inserted for convenience only and shall not be deemed to constitute part of this Agreement or to affect the construction of this Agreement.

                             XIII.     abARTICLE

 CounterpartsThis Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one and the same Agreement. Only one counterpart signed by the party against which enforcement is sought needs to be produced to evidence the existence of this Agreement


                 [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

     The parties have executed this Agreement on the date first written above.

"COMPANY"

CROSSMANN  COMMUNITIES
     OF  TENNESSEE,  LLC

     By:          Crossmann  Communities,  Inc.,  Member


By:          /s/  John  B.  Scheumann
          John  B.  Scheumann,  Chief  Executive  Officer

     "CROSSMANN"

CROSSMANN  COMMUNITIES,  INC.


By:          /s/  John  B.  Scheumann
          John  B.  Scheumann,  Chief  Executive  Officer

"EXECUTIVE"


 /s/  W.  V.  Richerson,  Jr.
          W.V.  Richerson,  Jr.





















EXHIBIT  10.49











                         AGREEMENT AND PLAN OF MERGER

                    DATED AS OF THE 29TH DAY OF MAY, 1998

                                 BY AND AMONG

                         CROSSMANN COMMUNITIES, INC.

                CROSSMANN COMMUNITIES OF NORTH CAROLINA, INC.

                                     AND

                            THE PINEHURST ENTITIES

                              JAMES T. CALLIHAN

                              RALPH R. TEAL, JR.

                              JEFFREY H. SKELLEY

                                     AND

                              H. GILFORD EDWARDS



                             TABLE OF CONTENTS

                                                                        PAGE

ARTICLE  I

THE  MERGER          1

Section  1.01.    Merger          1

Section  1.02.    Effective  Time          2

Section  1.03.    Legal  Effect          2

Section  1.04.    Name          2

Section  1.05.    Other  Actions          2

ARTICLE  II

CORPORATE  GOVERNANCE          2

Section  2.01.    Articles  of  Incorporation  and  Bylaws          2

Section  2.02.    Directors  and  Officers          2

ARTICLE  III

CONVERSION  OF  AND  PAYMENT  FOR  SHARES          3

Section  3.01.    Conversion          3

Section  3.02.    Payment  of  the  Merger  Consideration          3

Section  3.03.    Escrow          3

Section  3.04.    Certificates          4

ARTICLE  IV

REPRESENTATIONS  AND  WARRANTIES  OF  PINEHURST  ENTITIES
AND  THE  STOCKHOLDERS          4

Section  4.01.    Title  to  Property          4

Section  4.02.    Authority;  Consent          4

Section  4.03.    Consents  and  Approvals          5

Section  4.04.    Organization          5

Section 4.05.  Capital Structure of the Pinehurst Entities and Related Matters
    6

Section  4.06.    No  Subsidiaries  or  Other  Interests          6

Section  4.07.    Title  to  Shares          6

Section  4.08.    Financial  Statements  of  the  Pinehurst  Entities        6

Section  4.09.    Absence  of  Undisclosed  Liabilities          6

Section  4.10.    Tax  Matters          7

Section  4.11.    Compliance  with  Laws;  No  Default  or  Litigation       7

Section  4.12.    Personal  Property  Owned          8

Section  4.13.    Personal  Property  Leased          8

Section  4.14.    Developed  Real  Property          8

Section  4.15.    Undeveloped  Real  Property          9

Section  4.16.    Real  Property  Leases          10

Section  4.17.    Land  Contracts          10

Section  4.18.    Real  Property  Generally          10

Section  4.19.    Homeowner  Associations          13

Section  4.20.    Environmental  Compliance          13

Section  4.21.    Contracts          15

Section  4.22.    Accounts  and  Notes  Receivable          16

Section  4.23.    Permits          16

Section  4.24.    Intellectual  Property          16

Section  4.25.    Labor  Relations:  Employees          17

Section  4.26.    Employee  Benefit  Plans          18

Section  4.27.    Warranty  Liability          19

Section 4.28.  Conduct of the Corporation Since the Interim Balance Sheet Date
    19

Section  4.29.    Outstanding  Debt  and  Related  Matters          20

Section  4.30.    Power  of  Attorney          20

Section  4.31.    Absence  of  Certain  Business  Practices          21

Section  4.32.    Minute  Book  and  Stock  Record  Book          21

Section  4.33.    Directors  and  Officers          21

Section  4.34.    S  Corporation  Status          21

Section  4.35.    Investment  Intent          21

Section  4.36.    Access  to  Information          21

Section  4.37.    Accredited  Investor          22

Section  4.38.    Sophistication  of  Each  Stockholder          22

Section  4.39.    Letters  of  Intent  and  Sale  Discussions          22

Section  4.40.    Distributions          22

Section  4.41.    Closings          22

Section  4.42.    Brokers  Commissions          22

Section  4.43.    Due  Diligence          22

Section  4.44.    Disclosure          23

Section  4.45.    Survival          23

Section  4.46.    Other  Limitations          23

ARTICLE  V

REPRESENTATIONS  AND  WARRANTIES  OF  THE  PURCHASER          23

Section  5.01.    Authority:  Consent          23

Section  5.02.    Consents  and  Approvals          24

Section  5.03.    Corporate  Organization          24

Section  5.04.    SEC  Documents  and  Other  Reports          25

Section  5.05.    Shares          25

ARTICLE  VI

INDEMNIFICATION          25

Section  6.01.    Indemnification  by  the  Stockholders          25

Section  6.02.    Indemnification  by  the  Purchaser          26

Section  6.03.    Notice          26

Section  6.04.    Arbitration          27

Section  6.05.    Defense  of  Claims          27

Section  6.06.    Computation  of  Indemnity  Losses          28

Section  6.07.    Payment  of  Losses          28

Section  6.08.    Survival          29

Section  6.09.    Other  Limitations          29

Section  6.10.    Warranty  Liabilities          29

ARTICLE  VII

TAXES          30

Section  7.01.    Preparation  of  Return          30

Section  7.02.    Cooperation          30

Section  7.03.    Tax  Agreements          30

ARTICLE  VIII

CONDITIONS  PRECEDENT  TO  OBLIGATIONS  OF  THE  PINEHURST  ENTITIES
AND  THE  STOCKHOLDERS          31

Section  8.01.    Performance  of  the  Obligations  of  the  Purchaser     31

Section  8.02.    Consents  and  Approvals          31

Section  8.03.    No  Violation  of  Orders          31

ARTICLE  IX

CONDITIONS  PRECEDENT  TO  OBLIGATIONS  OF  THE  PURCHASER          31

Section  9.01.    Performance of the Obligations of the Pinehurst Entities and
the  Stockholders          31

Section  9.02.    Completion  of  Due  Diligence          32

Section  9.03.    Consents  and  Approvals          32

Section  9.04.    No  Violation  of  Orders          32

Section  9.05.    Title  Insurance          32

Section  9.06.    Employment  Agreements          32

Section  9.07.    Noncompetition  Agreements          32

Section  9.08.    Satisfaction  of  Fees  and  Note  and  Release          33

Section  9.09.          33

Section  9.10.    Lease          33

Section  9.11.          33

Section  9.12.    Contribution  of  New  Homes  Sales  Division          33

Section  9.13.    True  Blue  Acquisition  and  River  Oaks  Merger         33

Section  9.14.    CTS  Acquisitions,  Inc.  and  Callihan,  Teal  and  Skelley
Development,  Inc.          33

ARTICLE  X

TERMINATION          34

Section  10.01.    Termination;  Failure  to  Close          34

Section  10.02.    Effect  of  Termination          34

ARTICLE  XI

CLOSING          34

Section  11.01.    Closing  Date          34

Section  11.02.    Deliveries  by  the  Pinehurst  Entities          34

Section  11.03.    Deliveries  by  Purchaser          36

ARTICLE  XII

POST-CLOSING  COVENANTS  OF  THE  STOCKHOLDERS          36

Section  12.01.    Acquisition  of  Additional  Consideration  Shares       36

Section  12.02.    Voting  Agreement          36

Section  12.03.    Proxy  Solicitations          37

Section  12.04.    Formation  of  a  "Group"          37

Section  12.05.    Dissolution  of  Pinehurst  Commercial          38

Section  12.06.    Net  Book  Value          38

ARTICLE  XIII

POST  CLOSING  COVENANTS  OF  THE  PURCHASER          38

Section  13.01.    Filing  of  Registration  Statement          38

Section  13.02.    Piggyback  Registrations          39

Section  13.03.    Repayment  of  Existing  Debt          40

ARTICLE  XIV

MISCELLANEOUS          40

Section  14.01.    Counterparts          40

Section  14.02.    Expenses          41

Section  14.03.    Public  Announcements          41

Section  14.04.    Risk  of  Loss          41

Section  14.05.    Index  and  Captions          41

Section  14.06.    Notices          41

Section  14.07.    Entire  Agreement          43

Section  14.08.    Waiver  of  Compliance          43

Section  14.09.    Validity  of  Provisions          43

Section  14.10.    Schedules  and  Exhibits          43

Section  14.11.    No  Intention  to  Benefit  Third  Parties          43

Section  14.12.    Successors  and  Assigns          43

Section  14.13.    Governing  Law          44

Section  14.14.    Guaranty          44

Section  14.15.    Stockholder  Agreements          44

ARTICLE  XV

DEFINITIONS          44




































                        AGREEMENT AND PLAN OF MERGER


     THIS AGREEMENT AND PLAN OF MERGER ("Agreement"), dated as of the 29th day of May, 1998 is by and among CROSSMANN COMMUNITIES, INC., an Indiana corporation ("Crossmann"), Crossmann Communities of North Carolina, Inc., a North Carolina corporation ("CCNC" and together with Crossmann, the "Purchaser"), the Pinehurst Entities and the Stockholders.

                                  WITNESSETH

     WHEREAS, the Pinehurst Entities are engaged in the business of acquiring undeveloped real estate, developing such real estate, building and selling single family and multi-family homes built on such real estate and engaging in activities ancillary thereto.

     WHEREAS, the Purchaser, in reliance upon the representations, warranties and covenants of the Pinehurst Entities and the Stockholders set forth herein, desires to acquire all of the outstanding stock of the Pinehurst Entities by merging each and every one of the Pinehurst Entities with and into CCNC (the "Merger") pursuant to the terms and subject to the conditions set forth in this Agreement.

     WHEREAS, for the purposes of this Agreement the term "Pinehurst Entities" shall include CTS Acquisitions, Inc. and Callihan, Teal, Skelley Development, Inc. both of which were merged with and into Pinehurst Builders on or before May 28, 1998.

     WHEREAS,  Article  XV  lists  defined  terms  used  in  this Agreement.

     NOW THEREFORE, in consideration of the representations, warranties, mutual covenants, and agreements herein contained, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Purchaser, the Pinehurst Entities and the Stockholders hereby agree as follows:

                              XIV     abARTICLE

                                  THE MERGER
14.01         ab     Section.  Merger.   Upon the terms and subject to the
satisfaction of the conditions precedent contained in this Agreement, each of the Pinehurst Entities shall be merged with and into CCNC, which, in each case, shall be the surviving corporation. The Merger shall be effected pursuant to the provisions of and with the effect provided in the North Carolina Business Corporation Act (the "NCBCA") and the South Carolina Business Corporation Act of 1988 (the "SCBCA"). Upon the consummation of the Merger, the separate existence of each Pinehurst Entity shall cease, the corporate existence of CCNC with all of its purposes, powers and objects shall continue unaffected and unimpaired by the Merger, and the Pinehurst Entities and CCNC shall be a single corporation. The parties hereto intend that the Merger shall be treated as a reorganization pursuant to Sections 368(a)(1)(A) and 368(a)(2)(D) of the Code.

14.02      ab     Section.  Effective Time.   If (a) all of the conditions
precedent to the Merger set forth in Article VIII and Article IX are satisfied or waived, and (b) this Agreement is not terminated prior to the Closing as permitted by the provisions of this Agreement, then as soon as practicable following the Closing, the Purchaser shall cause Articles of Merger for the merger of each of the Pinehurst Entities with and into CCNC conforming to the requirements of the (a) NCBCA to be filed with the Secretary of State of the State of North Carolina in the manner provided under the NCBCA and (b) SCBCA to be filed with the Secretary of State of the State of South Carolina in the manner provided under the SCBCA. The Merger shall become effective as of noon, Indianapolis time, on the date of the filing of the Articles of Merger (the "Effective Time").

14.03          ab     Section.  Legal Effect.   At and after the Effective
Time, CCNC shall possess all of the rights, privileges, immunities, powers and franchises of the Pinehurst Entities and shall have all of the duties and liabilities of the Pinehurst Entities, in accordance with the NCBCA and SCBCA.

14.04      ab     Section.  Name.   Following the Merger, the name of CCNC
shall remain "Crossmann Communities of North Carolina, Inc.;" provided, however, that CCNC may, at the sole discretion of the Board of Directors of CCNC and/or the Board of Directors of Crossmann, file appropriate documentation with the Secretary of State of the State of South Carolina to do business in that state as "Pinehurst Builders, a division of Crossmann Communities, Inc."

14.05       ab     Section.  Other Actions.   The Purchaser, the Pinehurst
Entities, and the Stockholders shall take all other actions as may be necessary or appropriate in order to effectuate the transactions contemplated by this Agreement. If any further action is necessary or desirable to carry out the purposes of this Agreement after the Effective Time, the officers and directors of the Purchaser shall have the authority to take that action.

                               XV     abARTICLE

                             CORPORATE GOVERNANCE

15.01         ab     Section.  Articles of Incorporation and Bylaws.   The
Articles of Incorporation and Bylaws of CCNC as in effect immediately prior to the Effective Time shall continue as the Articles of Incorporation and Bylaws, respectively, of CCNC following the Effective Time until amended or repealed as provided by applicable law.

15.02         ab     Section.  Directors and Officers.   The directors and
officers of CCNC immediately prior to the Effective Time shall continue as the directors and officers of CCNC following the Effective Time, to serve until their successors shall have been duly elected or appointed and qualified in the manner provided in the Articles of Incorporation and Bylaws of CCNC, or as otherwise provided by applicable law.

                              XVI     abARTICLE

                     CONVERSION OF AND PAYMENT FOR SHARES

16.01     ab     Section.  Conversion.   At the Effective Time, each share
of common stock of each Pinehurst Entity ("Pinehurst Stock") which shall be outstanding immediately prior to the Effective Time shall, by virtue of the Merger and without any action on the part of the holder thereof, be converted into the right to receive cash, common shares of Crossmann (the "Consideration Shares") and options to purchase common shares of Crossmann (the "Options") as set forth on Schedule 3.01 (the "Merger Consideration"), and all certificates formerly representing shares of Pinehurst Stock shall be deemed cancelled and shall represent only the right to receive the Merger Consideration. The terms and conditions of the Options shall be set forth in the Option Agreements, attached hereto as Exhibit 3.01. After the Effective Time, the holder of a certificate formerly representing shares of Pinehurst Stock shall have no rights with respect to such shares other than as provided by this Article III or the laws of the State of North Carolina or the State of South Carolina. The aggregate number of Consideration Shares which shall be delivered to the Stockholders pursuant to this Section 3.01 shall be determined by dividing (a) $7,350,000 by (b) the average of the average of last bid and ask prices for the common shares of Crossmann as reported by the National Association of Securities Dealers Automated Quotation System--National Market System ("NASDAQ-NMS") for the period beginning on April 30, 1998 and ending on May 13, 1998. The parties acknowledge that this calculation results in an aggregate of 276,420 Consideration Shares being delivered to the Stockholders.

16.02      ab     Section.  Payment of the Merger Consideration.   Subject
to Section 3.07 below, the Merger Consideration shall be delivered by the Purchaser at the Closing. Certificates representing the Consideration Shares delivered by the Purchaser in connection with the Merger shall bear a legend indicating the manner in which such Consideration Shares were acquired by the Stockholders and requiring compliance with the registration requirements under the Securities Act prior to resale. No certificates or scrip representing fractional Consideration Shares shall be issued in the Merger, and no holder of any fractional share interest shall be entitled to vote, to receive any dividends or other distributions paid or declared on Consideration Shares, or to exercise any other rights as a shareholder of Crossmann with respect to such fractional share interest. Each holder of Pinehurst Stock who would otherwise be entitled to receive a fractional Crossmann Share in exchange for that holder's Pinehurst Stock hereunder shall be entitled, upon surrender of certificates for Pinehurst Stock in accordance with this Agreement, to receive in lieu of such fractional share interest an amount in cash equal to the amount of the fractional share interest multiplied by the closing price of the Crossmann Share on the Closing Date.

16.03       ab     Section.  Escrow.   As security for the satisfaction of
indemnification obligations provided for in Article VI, Crossmann shall hold back that number of Consideration Shares set forth next to each Stockholder's name on Exhibit 3.03 (the "Escrow Deposit"), which number shall equal 30,000 Consideration Shares. Within thirty (30) days of the date of this Agreement, the Purchaser and the Stockholders shall select a mutually acceptable independent escrow agent (the "Escrow Agent") and Crossmann shall deliver the Escrow Deposit to such Escrow Agent within two (2) days of the selection of the Escrow Agent. The Escrow Agent shall hold the Escrow Deposit in escrow (the "Escrow") pursuant to an escrow agreement in substantially the same form as attached hereto as Exhibit 3.03 (the "Escrow Agreement") which shall, among other things, contain the following terms: 20,000 Consideration Shares shall be released on June 1, 1999 and the remaining Consideration Shares shall be released on June 1, 2000 so long as no claims against the Escrow have been made or are pending.

16.04      ab     Section.  Certificates.   The Stockholders shall deliver
at the Closing certificates representing the Pinehurst Stock outstanding immediately prior to the Closing or to the extent such certificates are not available, shall execute such affidavits and indemnities and provide such bonds as the Purchaser may reasonably require.

                              XVII     abARTICLE

             REPRESENTATIONS AND WARRANTIES OF PINEHURST ENTITIES
                             AND THE STOCKHOLDERS

     As a material inducement to the Purchaser to enter into this Agreement and other agreements and documents executed by the Purchaser in connection with this Agreement, and to consummate the transactions contemplated hereby and thereby, each of the Pinehurst Entities and each Stockholder jointly and severally represent and warrant to the Purchaser that:

17.01         ab     Section.  Title to Property.   Except as set forth in
Schedule 4.01, each Pinehurst Entity has good, valid and marketable title to all of its Assets, free and clear of all Liens, except for Liens for property Taxes not yet due and payable.

17.02        ab     Section.  Authority; Consent.   The Pinehurst Entities
and the Stockholders each has the full capacity, right, power, and authority to enter into, execute, and deliver this Agreement, to consummate the transactions contemplated by this Agreement, and to comply with and fulfill the terms and conditions of this Agreement. The Pinehurst Entities each has the full capacity, right, power, and authority to consummate the Merger. The execution and delivery of this Agreement by each of the Pinehurst Entities and the consummation by each of the Pinehurst Entities of the transactions contemplated hereby have been duly and validly authorized by all necessary action on the part of the respective Boards of Directors of the Pinehurst Entities and the Stockholders. This Agreement constitutes a valid and binding obligation of each of the Pinehurst Entities and the Stockholders enforceable against each in accordance with its terms and conditions, subject as to enforcement to applicable bankruptcy, insolvency, reorganization, and other similar laws of general applicability relating to or affecting creditors rights generally. No further action is necessary by the Pinehurst Entities or the Stockholders, or any of them, to make this Agreement valid and binding upon it or him and enforceable against it or him in accordance with the terms hereof or to carry out the transactions contemplated hereby. Except as set forth in Schedule 4.02, neither the execution and delivery of this Agreement, nor the consummation of the transactions contemplated hereby, nor compliance by any of the Pinehurst Entities or the Stockholders with any of the provisions of this Agreement will:

(a) ab Conflict with, violate, result in a breach of, constitute a material default (or an event which, with notice or lapse of time or both, would constitute a default) under, or give rise to any right of termination, cancellation, or acceleration under any provision of the Articles of Incorporation or the Bylaws of any of the Pinehurst Entities, or any of the terms, conditions or provisions of any note, credit agreement, security or pledge agreement, Lien, bond, mortgage, indenture, license, lease, contract, commitment, agreement, understanding, arrangement, restriction, or other instrument or obligation to which any Pinehurst Entity or any Stockholder is a party or by which any Pinehurst Entity or any Stockholder or any of their respective properties or assets may be bound;

(b)          ab       Violate any law, rule or regulation of any government or
governmental agency or body, or any Judgment, order, writ, injunction, or decree of any court, administrative agency, or governmental agency or body applicable to any Pinehurst Entity or any Stockholder or any of their respective properties, assets, or outstanding membership interests shares, or other securities of any Pinehurst Entity; or

(c) ab Constitute an event which, with or without notice, lapse of time, or action by a third party, could trigger a default of any of the Debt, or any portion thereof, result in the creation of any Lien upon any of the Assets or any Stockholder, or cause the maturity of any liability, obligation, or debt of any Pinehurst Entity or any Stockholder to be accelerated or increased.

17.03       ab     Section.  Consents and Approvals.   Except as set forth
on Schedule 4.03, the execution, delivery, and performance of this Agreement by the Pinehurst Entities and the Stockholders and the consummation by the Pinehurst Entities and the Stockholders of the transactions contemplated hereby will not require any notice to, or consent, authorization, or approval from any court or governmental authority or any other third party. Except as set forth in Section 4.03, any and all notices, consents, authorizations, and approvals set forth on Schedule 4.03 have been made and obtained.

17.04       ab     Section.  Organization.   Each Pinehurst Entity is duly
organized, validly existing and in good standing under the laws of the jurisdiction of its organization. Each Pinehurst Entity has all the requisite power and authority to own, lease, and operate its properties and to carry on its business operations as it is now being conducted. Prior to the Closing, each Pinehurst Entity will deliver to the Purchaser (a) a copy of its Articles of Incorporation, including all amendments thereto, certified as true, complete, and presently in effect by the Secretary of State of its jurisdiction of organization, (b) a copy of its Bylaws, including all amendments thereto, certified as true, complete and presently in effect by its Secretary, and (c) Certificate of Existence issued by the Secretary of State of its jurisdiction of organization.

17.05      ab     Section.  Capital Structure of the Pinehurst Entities and
Related Matters.   The total authorized and outstanding capital stock of each of the Pinehurst Entities is set forth on Schedule 4.05. All outstanding shares of the Pinehurst Stock have been duly authorized, validly issued and are fully paid and non-assessable. No capital stock of any Pinehurst Entity is entitled to preemptive rights. No Pinehurst Entity has any outstanding options, warrants or other rights of any kind to acquire any shares of any Pinehurst Entity, or securities convertible into or exchangeable for, or which otherwise confer on the holder thereof any right to acquire, any shares of any Pinehurst Entity, nor is any Pinehurst Entity committed to issue any such option, warrant, right or security.

17.06          ab       Section.  No Subsidiaries or Other Interests.   No
Pinehurst Entity has any subsidiary and does not own, directly or indirectly, any debt or equity interest in any Person.

17.07     ab     Section.  Title to Shares.   Each of the Stockholders has
legal, valid and marketable title to the shares of common stock of the Pinehurst Entities set forth opposite his name on Schedule 4.07, free and clear of all Liens, buy-sell agreements, cross-purchase agreements, stockholder agreements or restrictions.

17.08     ab     Section.  Financial Statements of the Pinehurst Entities.
  True and complete copies of the annual financial statements of each of the Pinehurst Entities for each of the years 1995, 1996 and 1997 and the internally prepared interim balance sheet (the "Interim Balance Sheet") of each of the Pinehurst Entities as of April 30, 1998 (the "Interim Balance Sheet Date"), are attached hereto as Schedule 4.08 (collectively the "Financial Statements of the Pinehurst Entities"). The Financial Statements of the Pinehurst Entities, and each of them, are true and correct in all material aspects, have been prepared from the books and records of the Pinehurst Entities in accordance with GAAP consistently applied, and contain and reflect all material adjustments or accruals necessary for a fair presentation of the financial condition and results of the operations of the Pinehurst Entities for the periods indicated.

17.09          ab      Section.  Absence of Undisclosed Liabilities.   The
Pinehurst  Entities  have  no  liabilities  or  obligations  except:

(a)          ab      those liabilities or obligations set forth on the Interim
Balance Sheet and not heretofore paid or discharged in the normal and ordinary course of business consistent with past practice;

(b)          ab       liabilities arising in the normal and ordinary course of
business consistent with past practice under any agreement, contract, commitment, lease or plan specifically disclosed on Schedule 4.13, Schedule 4.16, Schedule 4.17(a) or Schedule 4.21; and

(c)      ab     those liabilities or obligations incurred in or as a result of the normal and ordinary course of business consistent with past practice since the Interim Balance Sheet Date.

For purposes of this Agreement, the term "liabilities" shall include, without limitation, any direct or indirect, or matured or unmatured, indebtedness, guaranty, endorsement, claim, loss, damage, deficiency, cost, expense, obligation or responsibility, whether absolute, fixed, contingent or otherwise, known or unknown, asserted or unasserted, choate or inchoate, liquidated or unliquidated, secured or unsecured.

17.10     ab     Section.  Tax Matters.   Except as set forth in Schedule
4.10:

(a) ab All federal, state, county, local and other taxes of any kind or character, including, without limitation, income (including gross and adjusted gross), receipts, property (including real, personal, and intangible), transfer, sales, use, franchise, value added, excise, recording, financial institutions, employees' income and social security withholding, and all other withholding, social security, unemployment taxes, which have been incurred or assessed, or which are due and payable, by or on behalf of any Pinehurst Entity, and all interest and penalties thereon (collectively, the "Taxes"), have been paid (and, to the extent applicable, withheld) in full (or are adequately reflected as a liability in the Interim Balance Sheet);

(b) ab Each Pinehurst Entity has filed all currently due federal, state, county, local, and other tax returns, statements, forms, reports, and similar documents with respect to Taxes required to be filed with the appropriate third parties and governmental agencies in all jurisdictions in which such returns, statements, forms, reports, and similar documents are required to be filed (collectively, the "Returns"); and all such Returns are true, correct, and complete in all material respects; and

(c) ab There is not now in force any extension of time with respect to the date on which any Return was or is due to be filed by, or on behalf of, or with respect to any Pinehurst Entity or any waiver or agreement by any Pinehurst Entity for an extension of time for the assessment of any Tax.

17.11     ab     Section.  Compliance with Laws; No Default or Litigation.
  Except  as  set  forth  in  Schedule  4.11:

(a) ab No Pinehurst Entity is in default or violation (nor is there, to the knowledge of the Pinehurst Entities or any Stockholder, any event which, with notice or lapse of time or both, would constitute a default or violation) in any respect (i) under any contract, agreement, lease, consent order, or other commitment to which it is a party or any of the Assets is subject or bound, or (ii) under any law, rule, regulation, writ, injunction, order, or decree of any court or any federal, state, local, or other governmental department, commission, board, bureau, agency, or instrumentality, domestic or foreign (including, without limitation, applicable laws, rules and regulations relating to environmental protection, antitrust, civil rights, health, and occupational health and safety);

(b) ab There are no actions, suits, claims, investigations, legal arbitrations or administrative proceedings in progress, pending, or, to the knowledge of the Pinehurst Entities or any Stockholder, threatened by or against any Pinehurst Entity (or any of the Assets) whether at law or in equity, whether civil or criminal in nature, or whether before or by a federal, state, county, local, or other governmental department, commission, board, bureau, agency, or instrumentality, domestic or foreign, nor has any Pinehurst Entity been charged with or received any notice of any violation of any rule, regulation, ordinance, law, order, decree, or requirement relating to any Pinehurst Entity, its properties, assets, or the transactions contemplated by this Agreement; and

(c) ab No action, suit, or proceeding has been instituted or, to the knowledge of the Pinehurst Entities or any Stockholder, threatened to restrain, prohibit, or otherwise challenge the legality or validity of the transactions contemplated by this Agreement.

17.12          ab     Section.  Personal Property Owned.   Schedule 4.12
contains a list and brief description of all model homes, tools, furniture, furnishings, fixtures, machinery, supplies, vehicles, equipment, and all other items of tangible personal property owned or used by any Pinehurst Entity (the "Personal Property").

17.13         ab     Section.  Personal Property Leased.   Schedule 4.13
contains a list and brief description of all leases and other agreements under which any Pinehurst Entity is a lessee of, holds, or operates any tools, furniture, machinery, vehicles, equipment, or other personal property owned by any third party (the "Leased Personal Property"). The Pinehurst Entities on or before the Closing will deliver to the Purchaser copies of the leases and agreements listed in Schedule 4.13. Each of such leases and agreements is in full force and effect and constitutes a legal, valid, and binding obligation of the applicable Pinehurst Entity, enforceable in accordance with its terms. No consent of any lessor of the Leased Personal Property is required in connection with the transactions contemplated by this Agreement, except as set forth in Schedule 4.13. Except as disclosed in Schedule 4.13, there is not any existing default or event which, after notice or lapse of time, or both, would constitute a default or result in a right to accelerate or loss of rights as to the Leased Personal Property. None of the Assets is subject to any lease other than as set forth in Schedule 4.13 or
Schedule  4.16.

17.14          ab     Section.  Developed Real Property.   Schedule 4.14
lists and sets forth the legal description of each parcel of Developed Real Property in which any Pinehurst Entity or any entity owned in whole or in part by a Pinehurst Entity owns an interest. For purposes of this Agreement, Developed Real Property is real property, owned in whole or in part by any Pinehurst Entity or any entity owned in whole or in part by a Pinehurst Entity, which (a) has all necessary access to and from public highways, streets, and roads and for which no pending or threatened proceeding or other fact or condition exists that could limit or result in the termination of such access and (b) (i) is or can be connected to and, where applicable, serviced by electric, gas, sewage or septic, storm sewers, telephone, and public or private water facilities, and, when so connected, will be in compliance in all material respects with all applicable laws and (ii) for which all applicable installation and connection charges have been paid in full. Developed Real Property shall not include Undeveloped Property, Land Contract Property and Option Real Property (as those terms are defined below). Except as set forth on Schedule 4.14, Developed Real Property is Substantially Complete. For purposes of this Agreement, "Substantially Complete" means that each and all of the requirements listed below have been met with respect to the Developed Real Property and each lot contained therein (a "Lot" or "Lots"):

(a)        ab     Final subdivision plats have been approved by all applicable governmental authorities and recorded in the official records of the county, municipality or applicable governmental authority;

(b) ab Final acceptance letters have been issued by the appropriate governmental authority which evidence that such authority has accepted for permanent maintenance all the streets, water lines, sanitary sewer, and storm sewers for the Lots;

(c)          ab      The appropriate governmental authority has certified that
operable  water  and  sewer  taps  are  available  to  each  of  the  Lots;

(d) ab The buildable portion of each Lot is not located in a "Special Flood Hazard Area" pursuant to the applicable Federal Insurance Rate Map or the 100 year flood elevation as designated by the U.S. Army Corps of Engineers, the Federal Emergency Management Agency, or any applicable state agency;

(e)         ab     Rough grading of the Lots has been completed to assure that there is sufficient drainage to eliminate the need for major benching or filling in order to render the Lots buildable; and

(f)          ab      The appropriate governmental authority has certified that
building permits are obtainable for the construction of single-family or multifamily homes on the Lots.

17.15        ab     Section.  Undeveloped Real Property.   Schedule 4.15
lists and sets forth the legal description (or such other description legally sufficient to identify the subject property) of each parcel of Undeveloped Real Property in which any Pinehurst Entity or any entity owned in whole or in part by a Pinehurst Entity owns an interest (the "Undeveloped Real Property").
 For purposes of this Agreement, "Undeveloped Real Property" shall be defined as all real property which is not Developed Real Property, Land Contract Property or Option Real Property. Except as set forth on Schedule 4.15, no fact, condition or restriction could preclude or prevent the Undeveloped Real Property from (a) having all necessary access to and from public highways, streets, and roads or (b) being connected to and, where applicable, serviced by electric, gas, sewage or septic, telephone, and public or private water
facilities.    Except  as set forth on Schedule 4.15, the Pinehurst Entities have secured all easements and public dedications necessary to connect the utilities referenced above from their current locations to the boundary of each parcel of Undeveloped Real Property as such boundaries currently exist.

17.16          ab        Section.  Real Property Leases.   Schedule 4.16
contains a list and brief description of all written and oral agreements, arrangements, contracts, commitments, leases or usufructs (each, a "Real Property Lease") pursuant to which any Pinehurst Entity or any entity owned in whole or in part by a Pinehurst Entity is the lessor or the lessee (or has an equivalent interest in the case of usufructs or other arrangements which may not be leases under applicable law) of any real property (the "Leased Real Property"). As to each Real Property Lease, (a) no Pinehurst Entity has delivered nor received notice that any breach or event of default exists, and
(b) no condition or event has occurred that with the giving of notice, the lapse of time, or both would constitute a breach or event of default by any Pinehurst Entity or any other Person.

17.17          ab          Section.    Land  Contracts.

(a)     ab     Schedule 4.17(a) contains a list and brief description of all written and oral agreements, arrangements, contracts, and commitments pursuant to which any Pinehurst Entity or any entity owned in whole or part by a Pinehurst Entity (i) is obligated to purchase any developed or undeveloped real property (the "Land Contract Property"), or (ii) possesses an option to acquire any developed or undeveloped real property (the "Option Real Property") as of the date hereof. Schedule 4.17(a) also sets forth the legal description of each parcel of Land Contract Property and Option Real Property, or such other description legally sufficient to identify the subject property.

(b) ab Each parcel of developed real property included in the Land Contract Property or Option Real Property, when and if purchased, will satisfy all of the representations and warranties set forth herein concerning the Developed Real Property. Each parcel of undeveloped real property included in the Land Contract Property or Option Real Property, when and if purchased, will satisfy all of the representations and warranties set forth herein concerning the Undeveloped Real Property.

(c)     ab     Schedule 4.17(c) sets forth all letters of intent and similar proposals relating to the purchase of real property by any Pinehurst Entity or any entity owned in whole or in part by a Pinehurst Entity which have not expired or been terminated.

17.18          ab          Section.    Real  Property  Generally.

(a)          ab     Good and Marketable Title.  Each Pinehurst Entity or any
entity owned in whole or in part by a Pinehurst Entity has good and marketable title in fee simple to or a valid leasehold interest in its Developed Real
Property, Undeveloped Real Property, Leased Real Property, Land Contract Property and Option Real Property (collectively, the "Real Property"), except as set forth on Schedule 4.18(a) and except that no Pinehurst Entity or any entity owned in whole or in part by a Pinehurst Entity will acquire such title to its Land Contract Property and Option Real Property until the acquisition thereof. The Real Property constitutes all of the real property which any Pinehurst Entity or any entity owned in whole or in part by a Pinehurst Entity owns or has a right to acquire or in which any Pinehurst Entities or entity owned in whole or part by a Pinehurst Entity otherwise has an interest, except for any easements, rights of way, covenants, servitude, licenses, or other interests, whether arising by contract, statute, regulation, common law, equity, or otherwise which are appurtenant to any Real Property.

(b)          ab      No Breach or Default.  Except as set forth in Schedule
4.18(b), no Pinehurst Entity has given nor has it received any written notice that a breach or an event of default exists under or with respect to any agreement, arrangement, contract, covenant, condition, deed, deed of trust, right-of-way, easement, mortgage, restriction, survey, title insurance policy, and other document granting such Pinehurst Entity title to or an interest in or otherwise affecting the Real Property, and, to the knowledge of the Pinehurst Entities and the each Stockholder, no condition or event has occurred that with the giving of notice, the lapse of time, or both would constitute a breach or event of default of any such agreement or document, by such Pinehurst Entity or any other Person.

(c)     ab     No Condemnation.  No condemnation, eminent domain, or similar proceeding exists, is pending or, to the knowledge of the Pinehurst Entities and the Stockholders, is threatened with respect to, or that could affect, any Real Property or its development or the construction, marketing, or sale of dwellings situated thereon or the insurability or marketability of the title thereto.

(d)      ab     Compliance with Laws.  The buildings and improvements on and the subdivision of the Real Property do not violate (i) any applicable law, including any building, set-back, or zoning law, ordinance, regulation, or statute, or other governmental restriction in the nature thereof, or (ii) any enforceable restrictive covenant affecting any such property.

(e)     ab     Parties in Possession.  There are no parties in possession of any portion of the Real Property as lessees, tenants at sufferance, or trespassers, except for rightful possessors of the Option Real Property, the Leased Real Property, or the Land Contract Property.

(f)     ab     Site Obligations.  Except as set forth on Schedule 4.18(f), no Real Property is subject to any condition or obligation to any governmental entity or other Person requiring the owner or any transferee thereof to donate land (except for incidental rights-of-way), money or other property or to make off-site public improvements.

(g)      ab     Assessments.  No developer-related charges or assessments by any public authority or any other Person for public improvements or otherwise made against the Real Property are unpaid (other than those set forth on the Interim Balance Sheet or incurred since the date thereof in the ordinary course of business consistent with past practices), including without limitation those for construction of sewer lines, water lines, storm drainage systems, electric lines, natural gas lines, streets (including perimeter streets), roads and curbs, excluding homeowner association dues, utility connection fees, and per lot impact fees.

(h)          ab     Subdivision Standards.  Except as set forth on Schedule
4.18(h), the Real Property and all lots included therein conform to the appropriate governmental authority's subdivision standards, and there is no material impediment to subdivision approval for the Undeveloped Real Property, such approval to allow development of the Undeveloped Real Property for construction and sale of single-family and multifamily homes at the density and materially in the manner in which the Pinehurst Entities currently anticipate building thereon.

(i)       ab     Moratoria.  There is no moratorium applicable to any of the
Real Property, to the extent any Pinehurst Entity plans further development thereof, on (i) the issuance of building permits for the construction of condominiums or houses, or certificates of occupancy therefor, or (ii) the purchase of sewer or water taps to the extent any Pinehurst Entity plans or is required to rely on public water or sewer facilities.

(j)        ab     Construction Conditions.  Except as set forth on Schedule
4.18(j), each of the lots included in the Developed Real Property, developed real property included in the Land Contract Property and developed real property included in the Option Real Property is stable and otherwise suitable for the construction of a residential structure by customary means and without extraordinary site preparation measures.

(k)          ab        Certain Prior Uses.  Except as set forth on Schedule
4.18(k), none of the Real Property has a gravesite that will materially impede the development of residential homes or condominiums and no permanent structures have been constructed on a fill or borrow area in a manner that materially adversely affects any Pinehurst Entity's intended use thereof or that does not comply with any applicable law.

(l)     ab     Claims.  Except as set forth on Schedule 4.18(l), no action described in Section 4.11 is pending or, to the knowledge of the Pinehurst Entities and the Stockholders, threatened against any Pinehurst Entity with respect to any of the Real Property. All of the Real Property is in compliance with all applicable zoning and subdivision ordinances and none of the development-site preparation and construction work performed on the Real Property has concentrated or diverted surface water or percolating water improperly onto or from the Real Property in a manner that affects any Pinehurst Entity's present or intended use thereof or the value of the Real Property.

(m)          ab        Third Party Rights.  Except as set forth on Schedule
4.18(m), no Pinehurst Entity has granted to any Person any contract or other right to the use of any portion of the Real Property or to the furnishing or use of any facility or amenity on or relating to the Real Property, other than sales contracts in the ordinary course of business.

(n)        ab     Zoning.  Except as set forth on Schedule 4.18(n), all of
the Real Property is zoned to permit single-family or multifamily home construction and occupancy thereon.

17.19          ab          Section.    Homeowner  Associations.

(a)     ab     Schedule 4.19 sets forth a list of all homeowner associations in which any Pinehurst Entity or any entity owned in whole or part by a Pinehurst Entity has or has had declarant rights (the "Homeowner Associations") and all amounts owing between such Pinehurst Entity or entity owned in whole or part by a Pinehurst Entity on the one hand and the Homeowner Associations on the other.

(b)         ab     Except as set forth on Schedule 4.19, (i) all restrictive
covenants and other documents used by any Pinehurst Entity or any entity owned in whole or part by a Pinehurst Entity in connection with the creation and operation of the Homeowner Associations (A) in which any Pinehurst Entity or any entity owned in whole or part by a Pinehurst Entity previously had declarant rights complied in all materials respects with applicable laws at the time the same were promulgated, and (B) in which any Pinehurst Entity or any entity owned in whole or part by a Pinehurst Entity currently has declarant rights currently comply in all material respects with applicable laws, and (ii) all disclosures and deliveries of information and documents required by applicable laws as to such Homeowner Associations and their creation and operation have been materially complied with.

(c)          ab          To  the  knowledge  of the Pinehurst Entities and the
Stockholders, no other claims exist by a Homeowner Association against any Pinehurst Entity or any entity owned in whole or part by a Pinehurst Entity, and each Homeowner Association has been operated, so long as any Pinehurst Entity or any entity owned in whole or part by a Pinehurst Entity has participated therein, in accordance with applicable laws.

17.20     ab     Section.  Environmental Compliance.   Except as set forth
in  Schedule  4.20:

(a) ab Each Pinehurst Entity and each entity owned in whole or part by a Pinehurst Entity has at all times complied with all applicable Environmental Requirements in its operation, development, construction and disposition of the Real Property. Further, to the knowledge of the Pinehurst Entities and the Stockholders, no current or previous owner of any Real Property violated any Environmental Requirements;

(b) ab No Hazardous Material has ever been generated, manufactured, refined, used, transported, treated, stored, handled, disposed, transferred, produced, or processed at, to, from or on any Real Property and no Hazardous Material has ever been incorporated into any Real Property;

(c) ab There are no existing or, to the knowledge of the Pinehurst Entities and the Stockholders, potential Environmental Claims relating to any Real Property, and no Pinehurst Entity or any entity owned in whole or part by a Pinehurst Entity has received any notification, nor does it or any Stockholder have any knowledge of, any alleged, actual, or potential responsibility for any disposal, release, or threatened release at any location of any Hazardous Material generated at or transported from any Real Property by or on behalf of any Pinehurst Entity or any entity owned in whole or part by a Pinehurst Entity;

(d) ab (i) No underground storage tank or other underground storage receptacle (or associated equipment or piping) for Hazardous Materials is currently located at or on any Real Property and there have been no releases of any Hazardous Materials from any such underground storage tank or related piping at any time prior to the Closing; and (ii) there have been no releases (i.e., any past or present releasing, spilling, leaking, pumping, pouring, emitting, emptying, discharging, injecting, escaping, leaching, disposing, or dumping) of Hazardous Materials at, on, to, or from any Real Property;

(e)      ab     There are no PCBs or friable asbestos located or contained at, on,  or  in  any  Real  Property;

(f) ab No Lien has been imposed on any Real Property by any federal, state, local, or foreign governmental agency or authority due to either the presence of any Hazardous Material on, off, or in the Real Property or a violation of any Environmental Requirement;

(g) ab No Pinehurst Entity or any entity owned in whole or part by a Pinehurst Entity has received any notices issued pursuant to the citizen's suit provision of any Environmental Requirement relating to any Real Property;

(h) ab No Pinehurst Entity or any entity owned in whole or part by a Pinehurst Entity has received any request for information, notice, demand, letter, administrative inquiry, formal or informal complaint, or claim with respect to any Environmental Conditions or violation of any Environmental Requirement relating to any Real Property;

(i)          ab          There have been no environmental investigations, site
assessments or audits, or soil or groundwater sampling conducted at any Real Property by any Pinehurst Entity or any entity owned in whole or part by a Pinehurst Entity, or, to the Pinehurst Entities' and the Stockholders' knowledge, by any other Person.

(j) ab None of the Real Property on which any Pinehurst Entity or any entity owned in whole or part by a Pinehurst Entity intends to construct a residential dwelling is located within a "critical," "preservation," "conservation" or similar type of area which will affect the present development plans therefor. No wetlands exist which will restrict development of any of the Real Property as contemplated by any Pinehurst Entity or any entity owned in whole or part by a Pinehurst Entity nor render the cost of its development of any Real Property materially in excess of such entity's budget therefor. No portion of the Real Property which any Pinehurst Entity or any entity owned in whole or part by a Pinehurst Entity has developed or intends to develop for residential lots and dwellings is situated within a "noise cone" such that the Federal Housing Administration will not approve mortgages due to the noise level classification of such real property. Any Real Property which cannot be developed in accordance with its official development plan and preliminary plot without materially increasing development costs above those contemplated any Pinehurst Entity or any entity owned in whole or part by a Pinehurst Entity or materially delaying construction shall be listed on Schedule 4.20.

17.21          ab          Section.    Contracts.

(a) ab Schedule 4.21(a) lists all material contracts and leases (other than those described in Schedule 4.13, Schedule 4.16 and Schedule 4.17(a)), including all amendments thereto, to which any Pinehurst Entity is a party (all the contracts, leases and amendments thereto listed on 4.13, 4.16, Schedule 4.17(a) and 4.21(a) are defined as the "Contracts") including, but not limited to all;

(1)     ab     Loans, lines of credit, letters of credit, security agreements, pledges, mortgages, hypothecations, loan agreements, guaranties, or other payment or collateral obligations;

(2)          ab          Agreements  of  guaranty  or  indemnification;

(3)     ab     Agreements, contracts, and commitments containing any covenant, condition, or promise limiting the right of any Pinehurst Entity to engage in any activity or compete with any Person;

(4)          ab        Written employment agreements, contracts, policies, and
commitments with or between any Pinehurst Entity and any of its employees, directors, or officers, including without limitation those relating to severance;

(5)          ab         Material written agreements with employees as a group;

(6)          ab     Contracts with subcontractors and other service providers;

(7)       ab     Contracts with suppliers and vendors of parts, equipment, and other  items  used by any Pinehurst Entity in the ordinary course of business;
and

(8)          ab          Joint  venture  or  partnership  agreements.

(b) ab All of the Contracts are valid and binding obligations of the applicable Pinehurst Entity, are enforceable in accordance with their respective terms, are in full force and effect and, except as otherwise specified in Schedule 4.21(a), will continue in full force and effect without the consent of any other party so that, after the Closing, the Purchaser will be entitled to the full benefits thereof. Except as set forth in Schedule 4.21(b), (i) none of the Contracts contain any provision that is triggered by any of the transactions contemplated by this Agreement; (ii) none of the Contracts contain a provision imposing a penalty if any of the amounts due thereunder are prepaid; (iii) there is not any existing default or, to the knowledge of the Pinehurst Entities and the Stockholders, event which, after notice or lapse of time, or both, would constitute a default or result in a right to accelerate or loss of rights; (iv) to the knowledge of the Pinehurst Entities and the Stockholders, none of the material suppliers, vendors, subcontractors or service providers used by any Pinehurst Entity has, or intends to, terminate or change significantly its relationship with any Pinehurst Entity. Copies of the Contracts in written form have been delivered or will be delivered to the Purchaser prior to the Closing.

17.22      ab     Section.  Accounts and Notes Receivable.   The Pinehurst
Entities on or before the Closing will deliver to the Purchaser a list of Accounts Receivable owing to each Pinehurst Entity from its customers and all other parties as of the date of Closing with such list to be set forth in
Schedule 4.22. Such list shall include the amount of the obligation, date the obligation was created, date when the obligation is due, and any applicable penalties or discounts. No Pinehurst Entity nor any Stockholder has any knowledge of any facts or circumstances which will interfere with the collection of Accounts Receivable in accordance with their terms.

17.23      ab     Section.  Permits.   Each Pinehurst Entity possesses all
franchises, licenses, permits, certificates, approvals, consents, clearances, notifications, registrations, and other authorizations necessary to conduct its business operations as now conducted (the "Permits"). Except as provided in Schedule 4.23, all builder's permits are freely transferable and will continue in full force and effect without the consent of any other party so that, after the Closing, the Purchaser will be entitled to the full benefits of any such builder's permits.

17.24     ab     Section.  Intellectual Property.   Except as set forth in
Schedule 4.24, each Pinehurst Entity owns or has the right to use all corporate names, trade names, trademarks, service marks, mailing lists, copyrights, works of art, trade secrets, computer programs, know-how, proprietary processes and formulae, technology and all other proprietary technical information, whether patentable or unpatentable, and all applications and registrations of the foregoing (collectively, "Intellectual Property"), necessary to conduct the business of each Pinehurst Entity as
presently  operated.    Schedule  4.24  also  contains  a  list  and  brief
description of (i) all Intellectual Property in written form which has been registered with any state trademark office, with the U.S. Patent and Trademark Office or with the U.S. Copyright Office and (ii) all computer programs having a cost to any Pinehurst Entity in excess of One Thousand Dollars ($1,000.00)
per  copy.   Except as set forth in Schedule 4.24, each copyright claimed to be owned by any Pinehurst Entity relating to a work of art created prior to January 1, 1978 has been properly registered by the Pinehurst Entity claiming ownership with the U.S. Copyright Office. Except as set forth in Schedule
4.24, no Pinehurst Entity is infringing upon or otherwise acting adversely to, or engaging in the unauthorized use or misappropriation of, any Intellectual Property, rights of publicity, or rights of privacy which are owned by any other Person, and there is no claim or action by any such Person pending or threatened with respect thereto.

17.25         ab     Section.  Labor Relations: Employees.   As of May 29,
1998, the Pinehurst Entities employed a total of 84 employees. As of the Closing Date, except as set forth in Schedule 4.25:

(a) ab Each Pinehurst Entity has paid in full or accrued to all of its employees all wages, salaries, commissions, bonuses, fringe benefit payments, and all other direct and indirect compensation of any kind for all services performed by them and each of them to the date hereof;

(b) ab Each Pinehurst Entity is in compliance with (i) all federal, state, county, and local laws, ordinances, and regulations dealing with employment and employment practices of any kind, and (ii) all wages and hours requirements and regulations;

(c)          ab          There  is  no  unfair labor practice, safety, health,
discrimination, or wage claim, charge, complaint, or suit pending or threatened against or involving any Pinehurst Entity before the National Labor Relations Board, Occupational Safety and Health Administration, Equal Employment Opportunity Commission, Department of Labor, or any other federal, state, county or local agency;

(d)      ab     There is no labor dispute, strike, work stoppage, interference with production, or slowdown in progress, threatened against, or involving any Pinehurst Entity;

(e)     ab     There is no question of representation under the National Labor
Relations Act, as amended, or any state equivalent thereof, pending with respect to the employees of any Pinehurst Entity;

(f)      ab     There is no grievance pending or threatened which might have a material adverse effect on any Pinehurst Entity, or on the conduct of the business of any Pinehurst Entity;

(g) ab There exists no collective bargaining agreement to which any Pinehurst Entity is a party, and there is no collective bargaining agreement currently being negotiated, subject to negotiation, or renegotiation by any Pinehurst Entity; and

(h)          ab      There is no dispute, claim, or proceeding pending with or
threatened by the Immigration and Naturalization Service with respect to any Pinehurst Entity.

17.26          ab          Section.    Employee  Benefit  Plans.

(a)          ab       Schedule 4.26, attached hereto and made a part hereof,
contains a list of each (i) employee welfare benefit plan (as defined in Section 3(1) of ERISA (hereinafter referred to as "Employee Welfare Benefit Plan") and (ii) employee pension benefit plan (as defined in Section 3(2) of ERISA) (hereinafter referred to as "Employee Pension Benefit Plan"), (A) which was maintained or administered by any Pinehurst Entity immediately prior to the Closing, (B) to which any Pinehurst Entity contributed to, or was legally obligated to contribute to immediately prior to the Closing, or (C) under which any Pinehurst Entity had any liability immediately prior to Closing, with respect to its current or former employees or independent contractors. Solely for purposes of this Section 4.26, the Employee Welfare Benefit Plans and Employee Pension Benefit Plans are collectively referred to as "Employee Benefit Plans" and individually referred to as an "Employee Benefit Plan".

(b)     ab     Each Pinehurst Entity on or before the Closing will provide the
Purchaser with true and correct copies of (i) all Employee Benefit Plans listed on Schedule 4.26, including all amendments thereto, and (ii) the most recent summary plan description for each Employee Benefit Plan.

(c) ab Each of the Employee Benefit Plans is in compliance in all material respects with the applicable provisions of ERISA and those provisions of the Code applicable to the Employee Benefit Plans, and each Employee
Benefit Plan intended to be qualified under Section 401(a) of the Code is so qualified. None of the Employee Benefit Plans is subject to Title IV of ERISA or to Section 412 of the Code. All contributions to, and payments from, the Employee Benefit Plans which may have been required to be made in accordance with the Employee Benefit Plans or the Code have been timely made. Each of the Employee Benefit Plans has been administered at all times in all material respects in accordance with its terms. There are no pending investigations by any governmental agency involving the Employee Benefit Plans, no termination proceedings involving the Employee Benefit Plans, and no threatened or pending claims (except for claims for benefits payable in the normal operation of the Employee Benefit Plans), suits, or proceedings against any Employee Benefit Plan or assertion of any rights or claims to benefits under any Employee Benefit Plan. All IRS/DOC Form 5500s for each Employee Benefit Plan have been timely filed.

(d) ab No Employee Benefit Plan fiduciary has engaged in a "prohibited transaction" (as that term is defined in Section 4975 of the Code or Section 406 of ERISA) which could subject any Employee Benefit Plan to the tax or penalty on prohibited transactions imposed by Section 4975 or the sanctions imposed under Title I of ERISA.

(e)          ab          No Pinehurst Entity is obligated to contribute to any
multi-employer  plan  (as  defined  in  ERISA  Section  3(37)).

(f) ab Each Pinehurst Entity has complied with the requirements of the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (hereinafter referred to as ("COBRA")) and the rules and regulations thereunder. Each Stockholder shall be solely responsible and liable for providing any and all benefits to employees or others (or their covered dependents) of such Pinehurst Entity required under COBRA arising from any qualifying event as defined under Code Section 4980B(f)(3) and ERISA Section 603 occurring on or before Closing.

17.27        ab     Section.  Warranty Liability.   Except as set forth in
Schedule 4.27, no Pinehurst Entity has (a) incurred any costs in regard to any Warranty Liability at any time, (b) has been notified, in writing or orally, of any pending or potential Warranty Liability which has arisen or may arise in the future, nor (c) has any reason to anticipate any pending or potential Warranty Liability.

17.28         ab     Section.  Conduct of the Corporation Since the Interim
Balance  Sheet  Date.      Since the Interim Balance Sheet Date, no Pinehurst
Entity  has:

(a) ab incurred any liability, other than liabilities incurred in the normal and ordinary course of business consistent with past practice, or discharged or satisfied any Lien or paid any liability, other than in the normal and ordinary course of business consistent with past practice, or failed to pay or discharge when due any liabilities of which the failure to pay or discharge has caused or will cause any material damage or risk of material loss to it or any of its Assets;

(b) ab sold, encumbered, assigned or transferred any Asset which would have been included in the Assets, except for the sale of single family or multi-family homes in the normal and ordinary course of business consistent with past practice;

(c)       ab     created, incurred, assumed or guaranteed any indebtedness for borrowed money, or mortgaged, pledged or subjected any of its Assets to any Lien;

(d) ab made or suffered any amendment or termination of any material agreement, contract, commitment, lease or plan to which it is a party or by which it is bound, or cancelled, modified or waived any substantial debt or claim held by it or waived any right of material value, whether or not in the normal and ordinary course of business consistent with past practice;
(e) ab declared, set aside or paid any dividend or made or agreed to make any other distribution or payment in respect of the securities of any Pinehurst Entity or issued, redeemed, purchased or otherwise acquired or agreed to issue, redeem, purchase or acquire any of its shares or any other securities;

(f)          ab       suffered any damage, destruction or loss, whether or not
covered by insurance, (i) materially and adversely affecting its business, operations, Assets or prospects or (ii) of any item or items carried on its books of account individually or in the aggregate at more than $5,000, or suffered any repeated, recurring or prolonged shortage, cessation or interruption of supplies or utility or other services required to conduct its business and operations;

(g) ab made commitments or agreements for capital expenditures or capital additions or betterments exceeding in the aggregate $5,000, except such as may be involved in ordinary repair, maintenance or replacement of its Assets;

(h) ab increased the salaries or other compensation of, or made any advance (excluding advances for ordinary and necessary business expenses) or loan to, any of its employees or made any increase in, or any addition to, other benefits to which any of its employees may be entitled;

(i) ab instituted, granted or modified in any respect any (i) bonus, incentive compensation, service award or other like benefit granted, made or accrued, contingently or otherwise, for or to the credit of any personnel engaged in the business of any Pinehurst Entity, (ii) Employee Benefit Plan, retirement plan, profit-sharing plan or similar payment or arrangement made or agreed to by any Pinehurst Entity for any personnel engaged in the business of any Pinehurst Entity other than in the normal and ordinary course of business consistent with past practice, or (iii) new employment agreement with any personnel engaged in the business of any Pinehurst Entity to which any Pinehurst Entity is a party;

(j)      ab     changed any of the accounting principles followed by it or the methods  of  applying  such  principles;

(k)          ab      entered into any transaction other than in the normal and
ordinary  course  of  business  consistent  with  past  practice;  or

(l)          ab          suffered any material adverse change in its business,
operations,  Assets,  prospects  or  condition  (financial  or  otherwise).

17.29         ab     Section.  Outstanding Debt and Related Matters.   All
outstanding  Debt  of  each  Pinehurst  Entity is set forth on Schedule 4.29
("Existing  Debt").    There  exists  no  default  under the provisions of any
instrument evidencing such Existing Debt or of any agreement relating thereto, except as listed on Schedule 4.29. No Pinehurst Entity or any Stockholder has guaranteed any obligation of any Person, and except as listed on Schedule 4.29, neither the Stockholders nor any other Person has guaranteed any obligation of any Pinehurst Entity, including obligations with respect to Existing Debt.

17.30     ab     Section.  Power of Attorney.   Schedule 4.30 contains a
list of the names of all Persons holding general or special written powers of attorney from any Pinehurst Entity and a summary of the terms thereof.

17.31     ab     Section.  Absence of Certain Business Practices.   Except
as set forth on Schedule 4.31, within the 10 years immediately preceding the date of this Agreement, none of the Pinehurst Entities, the Stockholders or the personnel or other Persons acting on behalf of any of them has given or agreed to give, directly or indirectly, any gift or similar benefit to any customer, supplier, governmental employee, or other Person who is or may be in a position to help or hinder the business of any Pinehurst Entity (or assist any Pinehurst Entity in connection with any actual or proposed transaction relating to its Business), which might subject any Pinehurst Entity to any damage or penalty in any civil, criminal, or governmental litigation or proceeding or which, if not continued in the future, may have a material adverse effect on its business.

17.32     ab     Section.  Minute Book and Stock Record Book.   The minute
books of each of the Pinehurst Entities contain complete and accurate records of all official meetings and other official corporate actions of its stockholders and board of directors, including committees of the board of directors. The stock record book of each Pinehurst Entity, contains a complete and accurate record of all transactions involving equity securities issued by it. All other material books and records each of the Pinehurst Entities are complete and accurate in all material respects.

17.33          ab      Section.  Directors and Officers.   Schedule 4.33
attached hereto identifies all of the directors and officers of each Pinehurst Entity on the date hereof.

17.34       ab     Section.  S Corporation Status.   Each Pinehurst Entity
is a small business corporation within the meaning of Section 1361 of the Code and has had in effect since its initial date of incorporation a valid election to be treated as an "S" corporation for federal income tax purposes under the Code and in the jurisdictions listed on Schedule 4.34, and no Pinehurst Entity nor any Stockholder has taken or caused or permitted to be taken any action that would have caused a termination of any such S election for any period.

17.35       ab     Section.  Investment Intent.   Each Stockholder, who is
entitled to Consideration Shares pursuant to Section 3.01, is acquiring the Consideration Shares to which he may entitled pursuant to Section 3.01, for his own account for the purpose of investment and not with a view to, or for sale in connection with, any distribution thereof within the meaning of the Securities Act. Each Stockholder, who is entitled to Consideration Shares pursuant to Section 3.01, acknowledges and agrees that the certificates representing the Consideration Shares shall bear a legend in substantially the following form:

"THE SHARES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY STATE OR FOREIGN SECURITIES LAWS AND MAY NOT BE OFFERED, SOLD OR TRANSFERRED EXCEPT IN COMPLIANCE THEREWITH."

17.36      ab     Section.  Access to Information.   Each Stockholder, who
is entitled to Consideration Shares pursuant to Section 3.01, has received and reviewed a copy of Crossmann's Annual Report on Form 10-K for the fiscal year ending December 31, 1997 and the proxy statement relating to Crossmann
1998 Annual Meeting of Stockholders. Each Stockholder who is entitled to Consideration Shares pursuant to Section 3.01 has had an opportunity to the ask questions of, and receive answers from, the management of Crossmann concerning the operations and financial condition of Crossmann and its business to make an informed decision to invest in the Consideration Shares.

17.37     ab     Section.  Accredited Investor.   Each Stockholder, who is
entitled to Consideration Shares pursuant to Section 3.01, is an "accredited investor" as the term is defined by Rule 501 of Regulation D promulgated by the Commission.

17.38          ab     Section.  Sophistication of Each Stockholder.   Each
Stockholder, who is entitled to Consideration Shares pursuant to Section 3.01, has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of an investment in the Consideration Shares and has been advised by professional advisors, including attorneys and accountants, with respect to all aspects of owning the Consideration Shares, including the impact of all relevant securities and tax laws on such ownership.

17.39          ab      Section.  Letters of Intent and Sale Discussions.
Except for the Letter of Intent by and between Crossmann, Pinehurst Entities, River Oaks, True Blue, James T. Callihan, Ralph R. Teal, Jr., Jeffrey H. Skelley, and H. Gilford Edwards, dated April 1, 1998, no Pinehurst Entity has entered into any binding letter of intent nor other agreement pursuant to which such Pinehurst Entity has agreed to merge or consolidate, in whole or in part, with any other Person, sell or exchange any of the stock of such Pinehurst Entity, or sell, transfer, or assign any asset of such Pinehurst Entity, except for sales of residential homes or condominiums made in the ordinary course of business.

17.40       ab     Section.  Distributions.   No Pinehurst Entity has made
any  distributions  to  its  Stockholders  since  April  30,  1998.
17.41        ab     Section.  Closings.   Except as set forth on Schedule
4.41, no Pinehurst Entity has closed the sale of any multifamily unit since April 30, 1998.

17.42        ab     Section.  Brokers Commissions.   With the exception of
the fee owed to Michael P. Kahn & Associates, LLC, no Pinehurst Entity, Stockholder nor any Person acting on behalf of any Pinehurst Entity or any Stockholder has agreed to pay a commission, finder's fee or similar payment in connection with this Agreement or any matter related hereto to any Person. The Stockholders shall be responsible for and shall pay all amounts owed to Michael P. Kahn & Associates, LLC.

17.43          ab          Section.   Due Diligence.   With respect to all
representations and warranties which are qualified "to the knowledge of the Pinehurst Entities and/or the Stockholders," "known to the Pinehurst Entities and/or the Stockholders," or words of similar import, the Pinehurst Entities and the Stockholders each have made reasonable investigation of the subject matter of the representation of warranty and, where appropriate, conferred with appropriate personnel and/or examined appropriate documents.

17.44       ab     Section.  Disclosure.   This Agreement and the Exhibits
and Schedules attached hereto do not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements contained herein or therein not misleading.

17.45      ab     Section.  Survival.   All representations and warranties
contained  in  this Agreement, except those in Sections 4.07, 4.10, 4.20
4.26 and 4.34 shall survive the execution, delivery, and performance hereof for a period of three (3) years after the Closing Date, provided, however, that the representations contained in Section 4.07 and the Stockholders' obligation to indemnify the Purchaser with respect to a breach thereof shall survive indefinitely, provided, further, that the representations contained in Section 4.10, Section 4.26 and Section 4.34 and the Stockholders' obligation to indemnify the Purchaser with respect to a breach thereof shall survive for so long as the applicable statute of limitations; and, provided, further, that the representations contained in
Section 4.20 relating to environmental matters and the Stockholders' obligation to indemnify the Purchaser with respect to a breach thereof shall survive for so long as any environmental regulatory authority shall have the power to make any claim, assessment or reassessment with respect thereto. Notwithstanding the foregoing, the representations contained in Section 4.20 relating to environmental matters and the Stockholders' obligation to indemnify the Purchaser with respect to a breach thereof relating to any specific property shall survive for a period of five (5) years from the date on which the Stockholders have delivered, which delivery may occur after the Closing, to Purchaser and the Purchaser has accepted in writing from the Stockholders a reasonably acceptable "Phase I" environmental site assessment relating to that property, as provided for in Section 6.08.

17.46          ab         Section.  Other Limitations.   The Stockholders'
liability for a breach of a representation or warranty contained in this Agreement shall be limited as provided for in Section 6.09.

                             XVIII     abARTICLE

               REPRESENTATIONS AND WARRANTIES OF THE PURCHASER

     As a material inducement to the Pinehurst Entities and the Stockholders to enter into this Agreement and to consummate the transactions contemplated by this Agreement, the Purchaser represents and warrants to the Pinehurst Entities and the Stockholders that:

18.01       ab     Section.  Authority: Consent.   Each of the Company and
Crossmann has the full capacity, right, power, and authority to enter into, execute, and deliver this Agreement, to consummate the transactions contemplated by this Agreement and to comply with and fulfill the terms and conditions of this Agreement. The execution and delivery of this Agreement by the Company and Crossmann and the consummation by the Company and Crossmann of the transactions contemplated herein have been duly and validly authorized by all necessary actions on the part of the boards of directors of the Company and Crossmann. This Agreement constitutes a valid and binding obligation of the Company and Crossmann, enforceable against each of them in accordance with its terms and conditions, subject as to enforcement to applicable bankruptcy, insolvency, reorganization, and other similar laws of general applicability relating to or affecting creditors rights generally. No further action is necessary by the Company or Crossmann to make this Agreement valid and binding upon the Company and Crossmann and enforceable against the Company and Crossmann in accordance with the terms hereof or to carry out the transactions contemplated hereby. Neither the execution and delivery of this Agreement, nor the consummation of the transactions contemplated hereby, nor compliance by the Company and Crossmann with any of the provisions of this Agreement will:

(a) ab Conflict with, violate, result in a breach of, constitute a default under (or an event which, with notice or lapse of time or both, would constitute a default), or give rise to any right of termination, cancellation, or acceleration under any of the terms, conditions or provisions of any note, Lien, bond, mortgage, indenture, license, lease, contract, commitment, agreement, understanding, arrangement, restriction, or other instrument or obligation to which either the Company or Crossmann is a party or by which the Company, Crossmann or any of their respective properties or assets may be bound;

(b) ab Violate any law, rule, or regulation of any government or governmental agency or body, or any judgment, order, writ, injunction, or decree of any court, administrative agency, or governmental agency or body applicable to the Company, Crossmann or any of their respective properties, assets, outstanding shares or other securities; or

(c) ab Constitute an event which, with or without notice, lapse of time, or action by a third party, could result in the creation of any Lien upon any of the assets or properties of the Company or Crossmann, or cause the maturity of any liability, obligation, or debt of the Company or Crossmann to be accelerated or increased.

18.02      ab     Section.  Consents and Approvals.   Except as set out in
Schedule 5.02, the execution and delivery of this Agreement by the Company and Crossmann and the consummation by the Company and Crossmann of the transactions contemplated hereby will not require any notice to, or consent, authorization, or approval from any court or governmental authority or any other third party. Any and all notices, consents, authorizations, and approvals set forth in Schedule 5.02 have been made and obtained.

18.03          ab     Section.  Corporate Organization.   The Company is a
corporation duly incorporated, validly existing and in good standing under the laws of the State of North Carolina and is a wholly-owned subsidiary of Crossmann. Crossmann is a corporation incorporated and validly existing under the laws of the State of Indiana, for which the most recent required annual report under Indiana Business Corporation Law has been filed with the Indiana Secretary of State, and for which no Articles of Dissolution appear as filed with the Indiana Secretary of State's records.

18.04       ab     Section.  SEC Documents and Other Reports.    Crossmann
has filed all periodic reports required to be filed by it with the Commission (the "SEC Documents"). As of their respective dates, the SEC Documents complied in all material respects with the requirements of the Securities Act or the Exchange Act, as the case may be, and none of the SEC Documents contained any untrue statement of a material fact or omitted to state any material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. The consolidated financial statements of Crossmann included in the SEC Documents complied as to form in all material respects with the applicable accounting requirements and the published rules and regulations of the Commission with respect thereto, have been prepared in accordance with generally accepted accounting principals (except, in the case of the unaudited statements, as permitted by Form 10-Q of the Commission) consistently applied throughout the periods involved (except as may be indicated therein or in the notes thereto) and fairly present the consolidated financial position, results of operations and cash flows of Crossmann and its consolidated subsidiaries as of the dates or for the periods indicated therein, subject, in the case of the unaudited statements, to normal year-end audit adjustments and the absence of footnote disclosure. Since December 31, 1997, the Acquiror has not made any change in the accounting practices or policies applied in the preparation of its financial statements.

18.05         ab     Section.  Shares.   The issued and outstanding common
shares  of  Crossmann  are,  and the Consideration Shares when issued will be,
duly  authorized  validly  issued,  fully  paid  and  non-assessable.    The
Consideration Shares will not be issued in violation of any preemptive rights held by any shareholder of Crossmann.

                              XIX     abARTICLE

                               INDEMNIFICATION

19.01          ab     Section.  Indemnification by the Stockholders.   The
Stockholders shall jointly and severally indemnify and hold harmless the Purchaser, and their respective successors, shareholders, partners, officers, directors, affiliates, and agents from and against any and all damages, losses, obligations, demands, liabilities, claims, encumbrances, penalties, costs, and expenses, including reasonable attorneys' fees and costs (and reasonable attorneys' fees and costs in respect of any suit to enforce this provision if the Purchaser prevails in such suit) (each an "Indemnity Loss"), arising from or relating to (a) any misrepresentation in or any breach of any representation or warranty of any Pinehurst Entity or any Stockholder, or any breach or failure of any Pinehurst Entity or any Stockholder to perform any covenant or obligation of any Pinehurst Entity or any Stockholder contained in this Agreement or any related agreement, instrument, document, exhibit, schedule, or certificate furnished or required to be furnished by any Pinehurst Entity or any Stockholder pursuant to this Agreement, or any nonfulfillment of any of the covenants or agreements of any Pinehurst Entity or any Stockholder contained in this Agreement, (b) any misrepresentation in or any breach of any representation or warranty of River Oaks or any River Oaks Stockholder, or any breach or failure of River Oaks or any River Oaks Stockholder to perform any covenant or obligation of River Oaks or any River Oaks Stockholder contained in the River Oaks Merger Agreement or any related agreement, instrument, document, exhibit, schedule, or certificate furnished or required to be furnished by River Oaks or any River Oaks Stockholder pursuant to the River Oaks Merger Agreement, or any nonfulfillment of any of the covenants or agreements of River Oaks or any River Oaks Stockholder contained in the River Oaks Merger Agreement; (c) any misrepresentation in or any breach of any representation or warranty of True Blue or any True Blue Member, or any breach or failure of True Blue or any True Blue Member to perform any covenant or obligation of True Blue or any True Blue Member contained in the True Blue Agreement or any related agreement, instrument, document, exhibit, schedule, or certificate furnished or required to be furnished by True Blue or any True Blue Member pursuant to the True Blue Agreement, or any nonfulfillment to any of the covenants or agreements of True Blue or any True Blue Member contained in the True Blue Agreement; (d) any breach of any of the terms and conditions of any Noncompetition Agreement by the Stockholders, CTS Real Estate or South Brunswick Farms, LLC, as appropriate; (e) any breach of any of the terms of the Cox Noncompetition Agreement by Tony K. Cox; (f) any agreements, written or oral, that True Blue, or any of the members, may have with Floyd, Jones or Jack Jones; (g) any agreements, written or oral, that Beach Vacations or CB Communications may have with Floyd and/or Jack Jones, (h) any lawsuit filed against any Pinehurst Entity, River Oaks or True Blue on or before the Closing Date or any lawsuit brought subsequent to the Closing Date asserting claims related to a lawsuit filed before the Closing Date, including, but not limited to the lawsuits listed on Schedule 6.01; (i) any Warranty Liability and (j) any and all actions, suits, investigations, proceedings, demands, assessments, audits, and judgments arising out of any of the foregoing.

19.02          ab        Section.  Indemnification by the Purchaser.   The
Purchaser shall indemnify and hold harmless the Stockholders and their respective successors and their respective partners, officers, directors, and agents from and against any and all Indemnity Losses resulting from or relating to (a) any misrepresentation in or any breach of any representation or warranty of the Purchaser, or any breach or failure of the Purchaser to perform any covenant or obligation of the Purchaser contained in this Agreement or any related agreement, instrument, document, exhibit, schedule, or certificate furnished or required to be furnished by the Purchaser pursuant to this Agreement or in connection with the transactions contemplated by this Agreement, or any nonfulfillment of any of the covenants or agreements of the Purchaser contained in this Agreement, (b) any and all suits, actions, investigations, proceedings, demands, assessments, audits, and judgments arising out of any of the foregoing.

19.03          ab         Section.  Notice.   If an indemnified party (the
"Claimant") believes that it has suffered or incurred any Indemnity Loss, it shall so notify the party which the Claimant believes has an obligation to indemnify (the "Indemnifying Party") promptly in writing describing such loss or expense, the amount thereof, if known, and the method of computation of such loss or expense, all with reasonable particularity (the "Indemnification Notice"). If any action at law, suit in equity, or administrative action is instituted by or against a third party with respect to which the Claimant intends to claim any liability or expense as an Indemnity Loss under this
Article VI, it shall promptly notify the Indemnifying Party in writing of such action or suit describing the alleged basis of the action or suit, the amount of the alleged loss or expense, if known, and the method of computation of such loss or expense, all with reasonable particularity (the "Litigation Notice") in lieu of an Indemnification Notice. To the extent failure to promptly notify the Indemnifying Party of such action or suit can reasonably be deemed to increase the liability or expense to the Claimant, the Indemnifying Party shall not be obligated to reimburse Claimant for the amount of the increase in liability or expense.

19.04          ab          Section.    Arbitration.

(a) ab If the Indemnifying Party does not agree that the Claimant is entitled to reimbursement for the full amount specified in the Indemnification Notice or Litigation Notice, as the case may be, the Indemnifying Party shall notify the Claimant (the "Disagreement Notice") within twenty (20) days of its receipt of the Indemnification Notice or Litigation Notice, as the case may be. Failure to deliver a Disagreement Notice in a timely manner shall be considered an express acknowledgment by the Indemnifying Party of its obligation to indemnify and hold harmless the Claimant with respect to the Indemnity Loss set forth in the Indemnification Notice or the Litigation Notice, as the case may be. At any time after delivery of the Disagreement
Notice, either the Claimant or the Indemnifying Party may notify the other that the determination as to whether and in what amount the Claimant is entitled to indemnification from the Indemnifying Party shall then be made by an arbitration tribunal (the "Arbitration Notice"). The arbitration tribunal shall consist of three arbitrators, one to be selected by the Claimant, one to be selected by the Indemnifying Party, and the third arbitrator to be selected by the other two arbitrators. The arbitrators shall each be independent of the parties and reasonably experienced in conducting arbitration proceedings relating to similar matters and all arbitrators shall be selected within thirty (30) days of the delivery of the Arbitration Notice. An arbitration hearing shall then be held within thirty (30) days of the selection of the third arbitrator, and the arbitration tribunal shall render its determination as to whether and in what amount the Claimant is entitled to indemnification within thirty (30) days of such hearing. All procedures with respect to the arbitration proceeding provided for in this Section 6.04(a) shall be in accordance with the rules of the American Arbitration Association, except as otherwise specifically set forth in this Agreement.

(b)      ab     Each party shall be responsible for its own costs and expenses incurred in conducting the arbitration proceeding provided for in Section 6.04(a), including attorneys' fees.

(c)          ab      The parties hereby irrevocably consent to be bound by the
decision of the arbitration tribunal with respect to indemnification determinations.

19.05         ab     Section.  Defense of Claims.   The Indemnifying Party
shall have twenty (20) Business Days after receipt of the Litigation Notice to notify the Claimant that it acknowledges its obligation to indemnify and hold harmless the Claimant with respect to the Indemnity Loss set forth in the Litigation Notice and that it elects to conduct and control any legal or administrative action or suit with respect to an indemnifiable claim (the "Election Notice"). If the Indemnifying Party gives a Disagreement Notice or does not give the foregoing Election Notice, the Claimant shall have the right to defend, contest, settle, or compromise such action or suit in the exercise of its exclusive discretion; provided, however, that the right of Claimant to indemnification hereunder shall not be conclusively established hereby. If the Indemnifying Party gives the foregoing Election Notice, the Indemnifying Party shall have the right to undertake, conduct, and control, through counsel of its own choosing and at its sole expense, the conduct and settlement of such action or suit, and the Claimant shall cooperate with the Indemnifying Party in connection therewith; provided, however, that (a) the Indemnifying Party shall not thereby consent to the imposition of any injunction against the Claimant without the written consent of the Claimant; (b) the Indemnifying Party shall permit the Claimant to participate in such conduct or settlement through counsel chosen by the Claimant, but the fees and expenses of such counsel shall be borne by the Claimant except as provided in clause (c) below; and (c) upon a final determination of such action or suit, the Indemnifying Party shall promptly reimburse the Claimant, to the extent required under this
Article VI, for the full amount of any Indemnity Loss incurred by the Claimant except fees and expenses of counsel that the Claimant incurred after the assumption of the conduct and control of such action or suit by the Indemnifying Party in good faith; (d) the Claimant shall have the right to pay or settle any such action or suit, provided that in such event the Claimant shall waive any right to indemnity therefor by the Indemnifying Party and no amount in respect thereof shall be claimed as an Indemnity Loss under this
Article  VI.

19.06       ab     Section.  Computation of Indemnity Losses.   The amount
of Indemnity Losses hereunder shall be computed after giving effect to the receipt of any and all insurance proceeds with respect thereto.

19.07         ab     Section.  Payment of Losses.   The Indemnifying Party
shall pay to the Claimant in cash the amount to which the Claimant may become entitled by reason of the provisions of this Article VI, such payment to be made within fifteen (15) Business Days after such amount is finally determined either by mutual agreement of the parties or pursuant to the arbitration proceeding described in Section 6.04 of this Agreement or, in the case of an Indemnity Loss described in a Litigation Notice, the date on which both such amount and Claimant's obligation to pay such amount have been determined by a final judgment of the trial court or administrative body having jurisdiction over such proceeding. Each Stockholder hereby agrees that the Purchaser shall have the right to recoup any amount that either is owed pursuant to the provisions of this Article VI (in lieu of seeking a cash payment from the Stockholders pursuant to the preceding sentence) (i) by terminating any unexercised portion of the Options, (ii) by canceling any Consideration Shares held back by Crossmann (iii) or by making a claim against the Escrow pursuant to the terms and conditions of the Escrow Agreement. Notwithstanding anything to the contrary set forth herein or in the Escrow Agreement, if the amount to which the Purchaser is entitled pursuant to this Article VI exceeds (i) the value of the unexercised portion of the Options and (ii) the value the Escrow Deposit the Purchaser shall have the right to recover the difference from the
Stockholders.    For  the  purposes  of  this Section 6.07, the value of the unexercised portion of the Options shall be the amount determined by multiplying the number of Crossmann common shares underlying the Option by the difference between (a) the exercise price for the Crossmann common shares as set forth in the Option Agreement and (b) the average of the closing prices of the Crossmann common shares as reported by the NASDAQ-NMS for the ten consecutive trading days immediately prior to the date the Option is terminated. For the purposes of this Section 6.07, the value of the Escrow Deposit shall equal to the average of the closing prices of the Crossmann common shares as reported by the NASDAQ-NMS for the ten consecutive trading days immediately prior to the date the Crossmann common shares are canceled and are released from Escrow.

19.08      ab     Section.  Survival.   Notwithstanding the foregoing, the
Indemnifying Party shall have no liability with respect to any Indemnity Loss, notice of which is not received by the Indemnifying Party pursuant to Section
6.03  hereof  three  (3) years after the Closing Date; provided, however, that the Indemnifying Party shall remain liable for any Indemnity Loss arising from a breach of any representation contained in Section 4.07 and the obligation to indemnify with respect to a breach thereof shall survive indefinitely, provided, further, that the Indemnifying Party shall remain liable for any Indemnity Loss arising from a breach of any representation contained in Section 4.10, Section 4.26, or 4.34 and the obligation to indemnify with respect to a breach thereof shall survive for so long as the applicable statute of limitations, as set forth in the Code; and, provided, further, that the Indemnifying Party shall remain liable for any Indemnity Loss arising from a breach of any representation contained in Section 4.20 relating to environmental matters and the obligation to indemnify with respect to a breach thereof (an "Environmental Obligation") shall survive for so long as any environmental regulatory authority shall have the power to make any claim, assessment or reassessment with respect thereto. Notwithstanding the foregoing, the Indemnifying Party shall have no obligation with respect to an Environmental Obligation relating to any specific property after the date five
(5) years from the date on which the Stockholders have delivered, which delivery may occur after the Closing, to Purchaser and the Purchaser has accepted in writing from the Stockholders a reasonably acceptable "Phase I" environmental site assessment relating to that property (a "Phase I"). The scope and performance of each Phase I shall meet or exceed ASTM Standard practice E1527-94, Standard Practice for Environmental Site Assessment Process. Each Phase I shall be addressed to Purchaser or accompanied by a reliance letter addressed to the Purchaser and shall be prepared by a consulting firm acceptable to Purchaser. The cost and expense of obtaining such Phase I shall be borne solely by the Stockholders. In the event the Stockholders elect to obtain an insurance policy or insurance policies to insure against any Environmental Obligation, the Stockholders shall name Crossmann and the Company as additional payees.

19.09          ab       Section.  Other Limitations.   Notwithstanding the
foregoing,  (i)  an Indemnifying Party shall not be liable under this Article
VI unless and until Indemnity Losses incurred by the Claimant exceed $150,000; and (ii) the Stockholder's aggregate liability shall be limited to Fifteen Million One Hundred Thousand Dollars ($15,100,000.00), plus forfeiture and/or cancellation of the Options.

                               XX     abARTICLE

                                    TAXES

20.01     ab     Section.  Preparation of Return.   The Stockholders shall
(at their sole cost and expense) prepare and timely file or cause to be prepared and timely filed all of the federal and state income Tax Returns for each Pinehurst Entity for all periods ending on or prior to the Closing Date. The Stockholders shall prepare and, if required to do so by applicable law, deliver to the Purchaser for signing and filing any state income Tax Returns of each Pinehurst Entity with respect to all periods prior to the Closing Date (including any short period) that have not been filed prior to the Closing Date. The Stockholders shall timely pay all Taxes due and payable with respect to all periods ending on or prior to the Closing Date, including but not limited to any Taxes attributable to CTS Real Estate Contribution and the transactions contemplated by this Agreement.

20.02          ab        Section.  Cooperation.   The Stockholders and the
Purchaser shall cooperate, and shall cause their respective officers, employees, agents, auditors and representatives to cooperate, in preparing and filing Tax Returns with respect to the Pinehurst Entities and CCNC, including maintaining and making available to each other all records necessary in connection with Taxes payable with respect to such Tax Returns.

20.03          ab      Section.  Tax Agreements.   Any and all Tax sharing
agreements or practices among or between any Pinehurst Entity or its affiliates, on the one hand, and any Stockholder, on the other hand, shall be terminated as of the Closing Date.

                              XXI     abARTICLE

        CONDITIONS PRECEDENT TO OBLIGATIONS OF THE PINEHURST ENTITIES
                             AND THE STOCKHOLDERS

     The obligations of the Pinehurst Entities and the Stockholders to consummate the Merger are subject to the fulfillment, at or before the Closing, of the following conditions, any one or more of which may be waived in writing by the Pinehurst Entities or the Stockholders in their sole discretion:

21.01          ab          Section.   Performance of the Obligations of the
Purchaser.    The Purchaser shall have performed in all material respects all obligations under this Agreement on or before the Closing Date, the representations and warranties of the Purchaser set forth in Article V shall remain true, correct, and complete in all material respects as of the Closing Date, and the Pinehurst Entities and the Stockholders shall have received a certificate from the Purchaser to that effect dated the Closing Date and signed by the President or any other duly authorized officer of the Purchaser.

21.02          ab         Section.  Consents and Approvals.   All permits,
consents, waivers, authorizations, and approvals of any governmental or regulatory authority, state or Federal, and of any other Person (including the Purchaser and the shareholder of CCNC) that may be reasonably required in connection with the execution of this Agreement or the effectuation of the transactions contemplated herein shall have been duly obtained and shall be in full force and effect on the Closing Date.

21.03         ab     Section.  No Violation of Orders.   No preliminary or
permanent injunction or other order issued by any court or governmental or regulatory authority, domestic or foreign, that declares this Agreement invalid or unenforceable in any respect or prevents the consummation of the transactions contemplated hereby shall be in effect, and no proceeding relating to any order shall have commenced.

                              XXII     abARTICLE

             CONDITIONS PRECEDENT TO OBLIGATIONS OF THE PURCHASER

     The obligations of the Purchaser to consummate the Merger are subject to the fulfillment, at or before the Closing, of the following conditions, any one or more of which the Purchaser may, in its sole discretion, waive in writing.

22.01      ab     Section.  Performance of the Obligations of the Pinehurst
Entities  and the Stockholders.   The Pinehurst Entities and the Stockholders
shall have performed in all material respects all obligations under this Agreement on or before the Closing Date, the representations and warranties of the Pinehurst Entities and the Stockholders set forth in Article IV shall remain true, correct, and complete in all material respects as of the Closing Date, and the Purchaser shall have received a certificate from each Pinehurst Entity and each Stockholder to that effect dated the Closing Date and signed by the President or any other duly authorized officer of each of the Pinehurst Entities and each Stockholder.

22.02       ab     Section.  Completion of Due Diligence.   The Purchaser,
in its sole discretion, shall be satisfied with the results of its due diligence review of the Pinehurst Entities, and the business operations of the Pinehurst Entities, including, but not limited to, the information set forth on the Schedules to this Agreement.

22.03     ab     Section.  Consents and Approvals.   All Permits necessary
to conduct the business of each Pinehurst Entity as now conducted, including any necessary transfer thereof, and all consents, waivers, authorizations, and approvals of any governmental or regulatory authority, state or Federal, and of any other Person (including the Board of Directors and the shareholders of each Pinehurst Entity), that may be reasonably required in connection with the execution of this Agreement or the effectuation of the transactions contemplated herein, shall have been duly obtained and shall be in full force and effect on the Closing Date. Each party (other than the Pinehurst Entities) to any of the Contracts specified in Schedule 4.13, Schedule 4.16, Schedule 4.17(a) and Schedule 4.21(a) shall have provided its written consent to the assignment of the Contract to the Purchaser as provided herein, to the extent such consent is required.

22.04         ab     Section.  No Violation of Orders.   No preliminary or
permanent injunction or other order issued by any court or governmental or regulatory authority, domestic or foreign, that declares this Agreement invalid or unenforceable in any respect or prevents the consummation of the transactions contemplated hereby, or which materially and adversely affects the Assets or the financial condition of any Pinehurst Entity shall be in effect, and no proceeding relating to any order shall have commenced.

22.05        ab     Section.  Title Insurance.   Prior to the Closing, the
Pinehurst Entities shall have furnished the Purchaser, a commitment for an owner's policy of title insurance satisfactory to the Purchaser in its sole and absolute discretion, issued by a nationally reputable title insurance company (the "Title Company"), and containing the agreement of the Title Company to insure fee simple title to the Real Property (except for the Leased Real Property, the Land Contract Property, and the Option Real Property) in the name of the Purchaser.

22.06     ab     Section.  Employment Agreements.   The Purchaser and each
of Callihan, Teal, Skelley and Edwards and Tony K. Cox shall have entered into an employment agreement in the form of Exhibit 9.06 attached hereto and incorporated herein by this reference (the "Employment Agreements"); provided, however, that Callihan, Teal, Skelley, Edwards and Tony K. Cox will remain employees of the Pinehurst Entities and the Pinehurst Entities will remain obligated to pay Callihan, Teal, Skelley, Edwards and Tony K. Cox their appropriate compensation until the Closing Date.

22.07      ab     Section.  Noncompetition Agreements.   The Purchaser and
each of Callihan; Teal; Skelley; Edwards; Callihan, Teal, Skelley & Associates Real Estate Consultants, Inc. ("CTS Real Estate") and South Brunswick Farms, LLC, a South Carolina limited liability company shall have entered into a noncompetition agreement, in the forms attached hereto as Exhibit 9.07(a) and incorporated herein by reference (the "Noncompetition Agreements"). In addition, Tony K. Cox and CTS Real Estate shall have entered into a noncompetition agreement, in the form attached hereto as Exhibit 9.07(b) and incorporated herein by reference (the "Cox Noncompetition Agreement").

22.08        ab     Section.  Satisfaction of Fees and Note and Release.
True Blue, Floyd and Jones shall have entered into an agreement(s), in form and substance, satisfactory to the Purchaser in its sole discretion, that all amounts owed to Floyd and Jones pursuant to that certain agreement dated as of January 17, 1997 by and between True Blue, Floyd and Jones ("F&J Agreement") shall be satisfied upon payment of an aggregate $430,000 to Floyd and Jones and that all amounts, including all principal and all interest, owed to Floyd and Jones pursuant to that certain promissory note, dated January 17, 1997, executed by True Blue in favor of Floyd and Jones ("F&J Note") shall be satisfied upon the payment of an aggregate of $570,000 to Floyd and Jones. True Blue, Floyd, Jones and Jack Jones shall have entered into an agreement pursuant to which such parties agree to release each other from any claims, causes of actions, liabilities or damages that any party may have against another party.

22.09          ab          Section..        [INTENTIONALLY  DELETED]

22.10     ab     Section.  Lease.   Beach Vacations and Callihan, Teal and
Skelley Real Estate Partnership shall have entered into a lease in the form of
Exhibit  9.10  attached  hereto  and  incorporated  herein by reference (the
"Lease").

22.11          ab          Section..      [INTENTIONALLY  DELETED]

22.12         ab     Section.  Contribution of New Homes Sales Division.
Callihan, Teal and Skelley shall have caused CTS Real Estate to assign the employees and to contribute the assets related to its new homes sales division to Pinehurst Builders (the "CTS Real Estate Contribution") in a transaction which has no negative tax consequences to Pinehurst Builders.

22.13      ab     Section.  True Blue Acquisition and River Oaks Merger.
All conditions precedent to the Closing of the transactions contemplated by the True Blue Agreement and the River Oaks Merger Agreement must be satisfied and the closing of such transactions shall occur simultaneously with the transactions contemplated by this Agreement.

22.14        ab     Section.  CTS Acquisitions, Inc. and Callihan, Teal and
Skelley  Development,  Inc..      CTS  Acquisitions,  Inc.,  a South Carolina
corporation, and Callihan, Teal and Skelley Development, Inc., a South Carolina corporation, each shall have merged with and into Pinehurst Builders pursuant to the SCBCA.

                             XXIII     abARTICLE

                                 TERMINATION

23.01      ab     Section.  Termination; Failure to Close.   The Purchaser
may terminate this Agreement by giving written notice to the Pinehurst Entities and the Stockholders at any time prior to the Closing if the
Purchaser is not satisfied, in its sole and absolute discretion with the results of its due diligence review, with the condition of any of the Assets, the amount of any of any Debt, or with the continuing operations of the Pinehurst Entities. Notwithstanding anything contained in the preceding sentence to the contrary, this Agreement and the transactions contemplated herein may be terminated at any time on or before the Closing (i) by unanimous agreement of the parties or (ii) by one party giving written notice to the other party on or before Closing in the event of fraud in the inducement relating to the transactions contemplated in this Agreement by the party receiving notice of termination.

23.02          ab       Section.  Effect of Termination.   In the event of
termination pursuant to Section 10.01, this Agreement shall terminate and have no further effect, with no liability on any party hereto, other than liability arising out of a breach by that party of any representation, warranty, covenant, or agreement contained herein.

                              XXIV     abARTICLE

                                   CLOSING

24.01      ab     Section.  Closing Date.   The closing of the transaction
contemplated by this Agreement (the "Closing") shall take place at a mutually agreeable time and place, on or before May 29, 1998, unless mutually extended by the parties.

24.02      ab     Section.  Deliveries by the Pinehurst Entities.   At the
Closing, the Pinehurst Entities and the Stockholders shall deliver or cause to be delivered to the Purchaser the following duly executed documents and other items in form satisfactory to the Purchaser:

(a)          ab          The  certification  required  in  Section  9.01;

(b)      ab     Articles of Merger conforming to the requirements of the NCBCA and the SCBCA for the merger of each of the Pinehurst Entities with and into CCNC.

(c) ab Results of searches dated within ten (10) days of the Closing disclosing any judgments, tax liens, Uniform Commercial Code financing statements, or any other Liens filed or indexed against any of the Assets;

(d)     ab     All Permits necessary to conduct the business of each Pinehurst
Entity as now conducted, transferred to the Purchaser as required and permitted by law;

(e)          ab      The Employment Agreements provided for in Section 9.06;

(f)          ab       The Noncompetition Agreements and the Cox Noncompetition
Agreement  provided  for  in  Section  9.07;

(g)          ab          [INTENTIONALLY  DELETED]

(h)          ab          The  Lease  provided  for  in  Section  9.10.

(i)          ab          [INTENTIONALLY  DELETED]

(j)          ab        Evidence, satisfactory to the Purchaser in its sole and
absolute discretion, that Callihan, Teal and Skelley have caused the assets related to the new homes sales division of CTS Real Estate to be contributed to Pinehurst Builders.

(k)          ab       Evidence, satisfactory to the Purchaser, in its sole and
absolute discretion, that Callihan, Teal and Skelley have purchased the beneficial interests in of Beach Vacations owned by Floyd and Jones, and have executed a mutual release related thereto.

(l)          ab       Evidence, satisfactory to the Purchaser, in its sole and
absolute discretion that all amounts owed to Floyd and Jones pursuant to the F&J Agreement and the F&J Note have been satisfied and that True Blue, Callihan, Teal, Skelley, Floyd, Jones and Jack Jones have executed a mutual release related thereto and have named the Purchaser as a beneficiary to such release.

(m)          ab       Evidence, satisfactory to the Purchaser, in its sole and
absolute discretion that CTS Acquisitions, Inc. and Callihan, Teal and Skelley Development, Inc. have merged with an into Pinehurst Builders, Inc.

(n)          ab        Copies of resolutions of the Board of Directors of each
Pinehurst Entity and the Stockholders approving the consummation of the transaction contemplated by this Agreement, certified by the Secretary of each Pinehurst Entity.

(o) ab A certificate of the Pinehurst Entities and the Stockholders acknowledging (or waiving) delivery by the Purchaser of the items set forth in
Section 11.03. The failure of the Pinehurst Entities or the Stockholders to deliver this certificate will not in and of itself constitute a breach of this Agreement if the certificate was not delivered because of Purchaser's failure to deliver the items set forth in Section 11.03.

24.03      ab     Section.  Deliveries by Purchaser.   At the Closing, the
Purchaser shall deliver or cause to be delivered to the Pinehurst Entities and the Stockholders the following duly executed documents and other items in form satisfactory to the Pinehurst Entities and the Stockholders:

(a)          ab          The  certification  required  in  Section  8.01;

(b)          ab       The merger consideration provided for in Section 3.01;

(c) ab A certificate of the Purchaser acknowledging (or waiving) delivery by the Pinehurst Entities and the Stockholders of the items set forth in Section 11.02. The failure of the Purchaser to deliver this certificate will not in and of itself constitute a breach of this Agreement if the certificate was not delivered because of Pinehurst Entities' or the Stockholders' failure to deliver the items set forth in Section 11.02.

(d) ab Copies of the resolutions of the Board of Directors of the Purchaser and CCNC and resolutions of the stockholders of CCNC approving the consummation of the transactions contemplated by this Agreement, certified by the Secretary of Crossmann and CCNC, respectively.

                              XXV     abARTICLE

                  POST-CLOSING COVENANTS OF THE STOCKHOLDERS

     At all times beginning on the Closing Date, each of the Stockholders, who will receive Consideration Shares pursuant to Section 3.01, hereby covenants and agrees to comply with the following provisions:

25.01     ab     Section.  Acquisition of Additional Consideration Shares.
  No Stockholder shall, directly or indirectly, acquire any Voting Securities if such acquisition will cause any Stockholder to be the beneficial owner (as defined in Rule 13d-3 of the Securities Exchange Act of 1934, as amended) of Voting Securities in excess of the amount set forth next to such Stockholders name on Exhibit 12.01, except (i) by way of stock dividends or other distributions or offerings made available to holders of Voting Securities generally, (ii) through the exercise of stock options or other rights to acquire Voting Securities granted pursuant to any stock option or other employee benefit plan of Crossmann, or (iii) for other acquisitions approved by the Board of Directors of Crossmann.

25.02          ab          Section.    Voting  Agreement.

(a) ab Each Stockholder shall take all such action as may be required so that (i) all Voting Securities owned by him or any of his Affiliates or any individual with whom the Stockholder has a family relationship (as defined in Item 401(d) of Regulation S-K promulgated under the Securities Act) to whom he transfers any of the Consideration Shares (collectively, "Private Transferees") are voted for nominees to the Board of Directors and on all other matters to be voted on by holders of the Voting Securities either (at the election of the Stockholder) as recommended by a majority of the Board of Directors of Crossmann or in the same proportion as the votes cast by other holders of Voting Securities and (ii) the Stockholder and each Private Transferee shall be present in person or by proxy at all meetings of Stockholders of Crossmann so that all Voting Securities beneficially owned by them may be counted for the purpose of determine the presence of a quorum at such meetings.

(b) ab No Stockholder nor any Private Transferee shall deposit its Voting Securities in a voting trust or subject any Voting Securities to any arrangement or agreement with respect to the voting of such Voting Securities, other than as set forth herein.

(c) ab Each Stockholder hereby agrees that, in addition to any legends required by this Agreement or applicable law, all certificates representing the Voting Securities now owned or hereafter acquired by the Stockholder will contain a legend in substantially the following form:

"THE SHARES REPRESENTED BY THIS CERTIFICATE ARE SUBJECT TO THE PROVISIONS OF THAT CERTAIN AGREEMENT AND PLAN OF MERGER, DATED AS OF MAY 29, 1998, A COPY OF WHICH IS ON FILE AT THE CORPORATE OFFICES OF CROSSMANN COMMUNITIES, INC."

(d) ab Notwithstanding anything to the contrary stated herein, in the event that any Stockholder transfers any of the Consideration Shares in compliance with the provisions of this Agreement and the Securities Act, to any Person (i) that is not an Affiliate of the Stockholder or an individual with whom the Stockholder has a family relationship (as defined in Item 401(d) of Regulation S-K promulgated under the Securities Act) or (ii) who does not own at or prior to the transfer, or will not own after such transfer, Voting Securities five percent (5%) or more of the outstanding common shares of Crossmann Stock, the Stockholder shall not be bound by any of the obligations and conditions contained in this Section 12.02 and the legend set forth in
Section  12.02  shall  be  removed  from  those  shares  so  transferred.
25.03       ab     Section.  Proxy Solicitations.   No Stockholder nor any
Private Transferee shall solicit proxies or become a "participant" in a "solicitation," (as such term is defined in Regulation 14A under the Exchange
Act), in opposition to the recommendation of a majority of the Board of Directors of Crossmann with respect to any matter.

25.04        ab     Section.  Formation of a "Group".   No Stockholder nor
any Private Transferee shall join a partnership, limited partnership, syndicate or other group or otherwise act in concert with any person not a party to this Agreement for the purpose of acquiring, holding, voting or disposing of Voting Securities or otherwise become a Stockholder of a syndicate or group that is deemed to be a "person" within the meaning of
Section  13(d)(3)  of  the  Exchange  Act.

25.05          ab     Section.  Dissolution of Pinehurst Commercial.   The
Stockholders shall cause Pinehurst Commercial not to begin any new construction projects after the date of this Agreement and to dissolve once it has completed all of its current construction projects.

25.06     ab     Section.  Net Book Value.   At the Closing, the Pinehurst
Entities, River Oaks, and True Blue shall have an aggregate net book value, as determined by the Purchaser, of at least Two Million Two Hundred Thousand Dollars ($2,200,000). If the Stockholders do not agree with the aggregate net book value of the Pinehurst Entities, River Oaks and True Blue at the Closing (the "Combined Net Book Value") as determined by the Purchaser, the Stockholders shall deliver notice to the Purchaser within five (5) Business Days of receiving the Purchaser's determination of the Combined Net Book Value. If the Stockholders fail to deliver a disagreement notice within such period, the Stockholders shall be deemed to have accepted the Purchaser's Combined Net Book Value. The parties shall then work together to reach a mutually agreeable Combined Net Book Value. If a mutually acceptable determination cannot be agreed upon within ten (10) Business Days of the delivery of the disagreement notice by the Stockholders to the Purchaser, the Combined Net Book Value shall be determined by a nationally recognized independent accounting firm selected by the Stockholders and the Purchaser. The cost of obtaining such a determination shall be borne equally by the Stockholders and the Purchaser. If the Combined Net Book Value of such entities is less than $2,200,000, then the Purchaser shall have the right to cancel that number of shares which shall, for the purposes of valuing the shares, have a per share value of $26.59 to, or to make a claim against the Escrow for, the difference between $2,200,000 and the actual net book value immediately after the Closing. The Stockholders' obligation to indemnify the Purchaser for the amount by which $2,200,000 exceeds the Combined Net Book Value shall not be subject to the limitations set forth in Section 6.09 hereof.

     Section 12.07. North South. The Stockholders, as beneficial owners of North South, shall use their best efforts to cause North South to execute a mutually acceptable agreement to purchase land with CCNC.

                              XXVI     abARTICLE

                   POST CLOSING COVENANTS OF THE PURCHASER

     After the Closing Date, the Purchaser covenants and agrees to comply with the following provisions:

26.01       ab     Section.  Filing of Registration Statement.   Within 90
days of the Closing Date, Crossmann shall file a Registration Statement on Form S-3 or another available form (the "Registration Statement") for the purpose of registering the Consideration Shares and the common shares of Crossmann issuable upon the exercise of the Options (the "Option Shares") under the Securities Act for resale by the Stockholders. Crossmann shall use its commercially reasonable best efforts to cause the Registration Statement to become effective and to remain effective at all times until June 1, 1999; provided, however, that Crossmann's obligation to maintain the effectiveness of the Registration Statement as to any particular Consideration Share or Option Share shall terminate (a) if such Consideration Share or Option Share were sold (i) by the Stockholder in accordance with such registration or (ii) pursuant to the provisions of Rule 144 promulgated under the Securities Act or (b) if such Consideration Share or Option Share were transferred to another Person pursuant to a written opinion of a counsel experienced in securities law matters addressed to Crossmann and satisfactory to Crossmann in its sole discretion that such Consideration Share or Option Share may be transferred without registration under the Securities Act. All expenses incurred in effecting the registration provided for in this Section 13.01, including all filing fees, printing expenses, fees and disbursements of counsel to Crossmann shall, to the extent permitted by applicable law, be paid by Crossmann, and each Stockholder shall pay all underwriting discounts and commissions attributable to the securities offered or sold by him and all fees and expenses of legal counsel retained by him. It shall be a condition to the obligations of Crossmann under this Section 13.01 that each Stockholder shall:

(a) ab Cooperate with Crossmann in the preparation and filing of the documents comprising the Registration Statement (including any amendment or supplement thereto) in such manner as Crossmann may reasonably request, including, without limitation, furnishing information regarding the Stockholder, his ownership of Crossmann's securities, and the distribution of such securities;

(b) ab Upon receipt of any written notice from Crossmann that the Registration Statement or prospectus is required to be amended or supplemented, comply promptly and fully with any directive contained therein with respect to the discontinuance of the offer and sale of such securities; and

(c) ab Enter into such undertakings with Crossmann relating to the conduct of the offering of securities pursuant to the Registration Statement and not inconsistent with the provisions hereof as Crossmann may reasonably request in order to assure compliance with the applicable laws.

26.02          ab          Section.    Piggyback  Registrations.

(a)        ab     Right to Piggyback.  Whenever Crossmann agrees to register any  common  shares  of  Crossmann  owned  by  John B. Scheumann or Richard H.
Crosser under the Securities Act at any time after June 1, 1999 and the registration form to be used may be used for the registration of the
Consideration Shares or Option Shares owned by the Stockholders (the "Registrable Securities"), it will notify each Stockholder not later than 10 days prior to the anticipated filing date (a "Piggyback Registration"). Subject to the provisions of Section 13.02(c), Crossmann will include in the Piggyback Registration all Registrable Securities with respect to which Crossmann has received written requests for inclusion within 5 days after the
applicable  holder's  receipt  of  Crossmann's  notice.    If  a  Piggyback
Registration is an underwritten offering, each Stockholder must sell his Registrable Securities on the same terms and conditions as apply to securities being sold by John B. Scheumann and Richard H. Crosser. At any time and for any reason, Crossmann may terminate the Piggyback Registration.

(b)          ab      Expenses.  Crossmann shall pay all expenses incurred in
connection with any Piggyback Registration, including all registration filing fees, professional fees, and other expenses of compliance with federal, state, and other securities laws, printing expenses, messenger, telephone and delivery expenses, fees and disbursements of counsel for Crossmann;
provided, however, that Crossmann shall not pay for any fees and disbursements of counsel for the Stockholders or any fees or commissions of the underwriters incurred in connection with the sale of Registrable Securities.

(c)         ab     Priority.  If a Piggyback Registration is an underwritten
registration and the managing underwriters give Crossmann their opinion that the total number or dollar amount of securities requested to be included in the registration exceeds the number or dollar amount of securities that can be sold, Crossmann will include the securities in the registration in the following order of priority: first, all securities Crossmann proposes to sell; second, all of the securities Messrs. Scheumann and Crosser propose to sell; and third, up to the full number or dollar amount of Registrable Securities requested to be included in the registration (allocated pro rata among the Stockholders on the basis of the dollar amount or number of Registrable Securities requested to be included).

(d)      ab     Selection of Underwriters.  If any Piggyback Registration is
an underwritten offering, Crossmann will select the investment banker(s) and manager(s) that will administer the offering, and the Stockholders hereby agree as a condition to the registration of the Registrable Securities to enter into a customary underwriting agreement with the investment banker(s) and manager(s).

26.03         ab     Section.  Repayment of Existing Debt.   The Purchaser
shall pay off all of the Existing Debt and shall use its reasonable efforts to have the Stockholders released from any guaranty of any Existing Debt.

                             XXVII     abARTICLE

                                MISCELLANEOUS


27.01      ab     Section.  Counterparts.   This Agreement may be executed
simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

27.02          ab       Section.  Expenses.   The Purchaser, the Pinehurst
Entities and the Stockholders shall each bear their own legal, accounting, and out-of-pocket expenses in connection with this Agreement and the negotiation and consummation of the transactions contemplated herein.

27.03      ab     Section.  Public Announcements.   Before the Closing the
Purchaser, the Pinehurst Entities, the Stockholders and their respective representatives shall not make any public release of information regarding the matters contemplated herein, except (i) that a press release mutually agreed upon by the Purchaser and the Stockholders shall be jointly issued by the Purchaser and the Stockholders as soon as practicable after the execution of this Agreement; (ii) that the Purchaser and the Pinehurst Entities may continue communications with employees, customers, suppliers, franchises, lenders, lessors, shareholders, and other groups as may be legally required or appropriate and which is not inconsistent with the best interests of any party or the prompt consummation of the transactions contemplated herein; and (iii) as required by law.

27.04     ab     Section.  Risk of Loss.   Until the Closing, the risks of
ownership and loss of the Assets shall be borne by the Stockholders. If, prior to the Closing, all or any part of the Assets are damaged by fire or by any other cause whatsoever, or are taken, in whole or in part, by condemnation or other exercise of eminent domain, the Stockholders shall promptly give the Purchaser written notice of such damage or taking. In the event of any such damage or taking, the Purchaser shall have the option to require the Stockholders either to:

(a)      ab     consummate the transactions contemplated by this Agreement; or

(b)          ab          terminate  this  Agreement.

27.05          ab        Section.  Index and Captions.   The index and the
captions of the Sections and Articles of this Agreement are solely for convenient reference and shall not be deemed to affect the meaning or interpretation of any paragraph hereof.

27.06       ab     Section.  Notices.   All notices, requests, demands and
other communications hereunder shall be in writing and shall be deemed to have been duly given and received (a) upon delivery, if personally delivered; (b) on the fifth day after being deposited with the U.S. Postal Service, if sent by certified or registered mail, return receipt requested; (c) on the next day after being deposited with a reliable overnight delivery service; or (d) upon receipt of an answer back, if transmitted by facsimile, postage prepaid in all cases other than facsimile, addressed to the other party at the following addresses, or facsimile numbers in the case of a facsimile:

If  the  Purchaser,  to:

Crossmann  Communities,  Inc.
9202  North  Meridian  Street,  Suite  300
Indianapolis,  Indiana    46268
Attention:  John  B.  Scheumann

Tel.  No.:    (317)  843-9514
Facsimile  No.:    (317)  571-2210

With  a  copy  to:

Steven  K.  Humke
ICE  MILLER  DONADIO  &  RYAN
One  American  Square
Box  82001
Indianapolis,  Indiana    46282-0002

Tel.  No.:    (317)  236-2394
Facsimile  No.:    (317)  236-5817

If  to  the  Pinehurst  Entities  or  the  Stockholders  to  each  of:

     James  T.  Callihan
     Ralph  R.  Teal,  Jr.
     Jeffrey  H.  Skelley
     H.  Gilford  Edwards
     10239  Beachview  Drive,  S.W.
     Calabash,  NC  28467

     Tel.  No.:  910-579-3121
     Facsimile  No.:  910-579-7505

With  a  copy  to:

     James  Sack
     Sack  &  Associates,  P.C.
     8300  Greensboro  Drive,  Suite  1080
     McLean,  Virginia  22102

     Tel.  No.:  703-883-0102
     Facsimile  No.:  703-883-0108

     Any party may change its address for the purpose of this Section 14.06 by giving the other party written notice of its new address in the manner set forth above.

27.07          ab        Section.  Entire Agreement.   This Agreement, the
agreements expressly contemplated hereby, including, but not limited to, the River Oaks Merger Agreement and the True Blue Agreement, the Exhibits and Schedules referred to herein which form a part of this Agreement and a side letter that the parties may enter into contain the entire understanding of the parties hereto with respect to the subject matter hereof and thereof. There are no representations, promises, warranties, covenants, or undertakings other than those expressly set forth or provided for in this Agreement or in the agreements expressly contemplated hereby, including, but not limited to, the River Oaks Merger Agreement and the True Blue Agreement. This Agreement and the agreements expressly contemplated hereby supersede all prior agreements and understandings between the parties with respect to the transactions contemplated by this Agreement. No provision of this Agreement may be amended or waived except in writing, and no such amendment shall extend to anything other than the specific subject matter thereof.

27.08         ab     Section.  Waiver of Compliance.   The party for whose
benefit a warranty, representation, covenant, or condition is intended may, in writing, waive any inaccuracies in the warranties and representations contained in this Agreement or waive compliance with any of the covenants or conditions contained herein and so waive performance of any of the obligations of the other party hereto, and any defaults hereunder; provided, however, that such waiver must be in writing, and shall not affect or impair the waiving party's rights with respect to any other warranty, representation, covenant, or any default hereunder, nor shall any waiver constitute a continuing waiver.

27.09        ab     Section.  Validity of Provisions.   Should any part of
this Agreement be declared by any court of competent jurisdiction to be invalid, such decision shall not affect the validity of the remaining portions of this Agreement, which shall continue in full force and effect as if this Agreement had been executed with the invalid portion thereof eliminated therefrom, it being the intent of the parties that they would have executed the remaining portions of this Agreement without including any such part or portion which may be declared invalid.

27.10          ab       Section.  Schedules and Exhibits.   Each and every
Schedule and Exhibit to this Agreement, and each and every document to be delivered in the future pursuant to this Agreement is hereby incorporated into this Agreement and made an integral part hereof.

27.11        ab     Section.  No Intention to Benefit Third Parties.   The
provisions of this Agreement are not intended to, and shall not, benefit any Person other than the parties to this Agreement, the provisions hereof are not intended to, and shall not create any third party beneficiary right in any Person.

27.12      ab     Section.  Successors and Assigns.   This Agreement shall
be binding on, and shall inure to the benefit of, the parties and their respective successors and permitted assigns; provided, however, that no party may assign any rights or obligations under this Agreement without the prior written consent of the other parties hereto.

27.13          ab      Section.  Governing Law.   The laws of the State of
Indiana shall govern all aspects of this Agreement notwithstanding any choice of law provisions to the contrary.

27.14         ab     Section.  Guaranty.   Crossmann hereby guarantees the
performance of all of CCNC's obligations hereunder, including CCNC's obligations to deliver the Merger Consideration at Closing.

27.15          ab     Section.  Stockholder Agreements.   The Stockholders
hereby waive any and all rights to purchase securities of any Pinehurst Entity that any Stockholder may have pursuant to a shareholder's agreement relating to any Pinehurst Entity and by execution of this Agreement hereby terminate any and all such shareholder agreements.

                             XXVIII     abARTICLE

                                 DEFINITIONS

     As used in this Agreement, the following terms have the meanings indicated below:

     "Affiliate" means any Person that directly or indirectly controls or is under common control with the Purchaser or the Pinehurst Entities. As used in this definition, "control" (including, its correlative meanings "controlled by" and "under common control with") means possession, directly or indirectly, of power to direct or cause the direction of management or policies (whether through ownership of securities or partnership or other ownership interest, by contract or otherwise).

     "Agreement"  shall  have  the  meaning  set  forth  in  the  Preamble.

     "Arbitration  Notice"  means  a notice for arbitration as provided for in
Section  6.04.

     "Assets" means all of the assets, rights and properties of any type or kind of each of the Pinehurst Entities.
     "Beach Vacations" shall mean Beach Vacations, Inc., a South Carolina corporation.

     "Buck Creek" shall mean Buck Creek Development, Inc., a South Carolina corporation.

     "Business Day" means any day other than Saturday, Sunday, and any day on which commercial banks in Indiana are authorized by law to be closed.

     "CCNC"  shall  have  the  meaning  set  forth  in  the  Preamble.

     "COBRA"  shall  have  the  meaning  set  forth  in  Section  4.26.

     "CTS Communications" shall mean CTS Communications, Inc., a South Carolina corporation.

     "CTS  Real  Estate"  shall have the meanings set forth in Section 8.07.

     "CTS  Real  Estate  Contribution"  shall  have  the  meaning set forth in
Section  9.12.

     "Callihan" means James T. Callihan, a resident of the State of South Carolina.

     "Claimant"  shall  have  the  meaning  set  forth  in  Section  6.03.

     "Closing" means the closing of the transactions contemplated by this Agreement as provided for in Section 11.01.

     "Code" means the Internal Revenue Code of 1986, as amended, and all rules and regulations promulgated thereunder.

     "Commission" shall mean the United States Securities and Exchange Commission and any successor thereto.

     "Company" means Crossmann Communities of North Carolina, Inc., a North Carolina corporation.

     "Contracts"  shall  have  the  meaning  set  forth  in  Section  4.21.

     "Cox  Noncompetition  Agreement"  shall  have  the  meaning  set forth in
Section  9.07.

     "Crossmann" means Crossmann Communities, Inc., an Indiana corporation. "Consideration Shares" shall have the meaning set forth in Section
3.01.

     "Debt" means any obligation for borrowed money (and any noted payable and drafts accepted representing extensions of credit whether or not representing obligations for borrowed money) or any obligation under any operating or capital lease, but excluding trade payables and other obligations entered into in the ordinary course of business.

     "Developed  Real  Property"  shall have the meaning set forth in Section
4.14.

     "Disagreement Notice" shall have the meaning set forth in Section 6.04.

     "Edwards" shall mean H. Gilford Edwards, a resident of the State of North Carolina.

     "Effective  Time"  shall  have  the  meaning set forth in Section 1.02.

     "Election  Notice"  shall  have  the meaning set forth in Section 6.05.

     "Employee  Benefit  Plan"  shall  have  the meaning set forth in Section
4.26.

     "Employee  Pension  Benefit  Plan"  shall  have  the meaning set forth in
Section  4.26.

     "Employee  Welfare  Benefit  Plan"  shall  have  the meaning set forth in
Section  4.26.

     "Employment  Agreements"  shall  have  the  meaning set forth in Section
9.06.

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

     "Environmental Conditions" means the state of the environment, including natural resources (e.g., flora and fauna), soil, surface water, ground water, any present or potential drinking water supply, subsurface strata, or ambient air, relating to or arising out of the use, handling, storage, treatment, recycling, generation, transportation, spilling, leaking, pumping, pouring, injecting, emptying, discharging, emitting, escaping, leaching, dumping, disposal, release, or threatened release of Hazardous Materials, whether or not discovered which could or does result in Environmental Claims. With respect to Environmental Claims by third parties, Environmental Conditions also include the exposure of Persons to Hazardous Materials at the work place or the exposure of Persons or property to Hazardous materials migrating or otherwise emanating from, to, or located at, under, or on the Real Property.
     "Environmental Expenses" means any liability (including strict liability), loss, cost, penalty, fine, punitive damage, encumbrance, or expense relating to any Environmental Claim or Environmental Condition, or incurred in compliance with any Environmental Requirements, including without limitation the costs of investigation, cleanup, remedial, monitoring, corrective, or other responsive action, compliance costs, settlement costs, lost property value, and related legal and consulting fees and expenses.

     "Environmental  Obligation"  shall have the meaning set forth in Section
6.08.

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

     "ERISA" means the Employee Retirement Income Security Act of 1974, as amended.

     "Escrow"  shall  have  the  meaning  set  forth  in  Section  3.03.

     "Escrow  Agent"  shall  have  the  meaning  set  forth in Section 3.03.

     "Escrow Agreement" shall mean an escrow agreement in substantially the same form as attached hereto as Exhibit 3.03.

     "Escrow  Deposit"  shall  have  the  meaning set forth in Section 3.03.

     "Exchange Act" shall mean the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.
     "Existing  Debt"  shall  have  the  meaning  set forth in Section 4.29.

     "F&J  Agreement"  shall  have  the  meaning  set forth in Section 9.08.

     "F&J  Note"  shall  have  the  meaning  set  forth  in  Section  9.08.

     "Financial Statements of the Pinehurst Entities" shall have the meaning set forth in Section 4.08.

     "Floyd" shall mean Charles D. Floyd, a resident of the State of South Carolina.

     "GAAP"  means  generally  accepted  accounting  principles.

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

     "Homeowner  Associations"  shall  have  the meaning set forth in Section
4.19.

     "Indemnification  Notice"  shall  have  the meaning set forth in Section
6.03.

     "Indemnifying  Party" shall have the meaning set forth in Section 6.03.

     "Indemnity  Loss"  shall  have  the  meaning set forth in Section 6.01.

     "Intellectual  Property"  shall  have  the  meaning set forth in Section
4.24.

     "Interim  Balance  Sheet"  shall  have  the meaning set forth in Section
4.08.

     "Interim Balance Sheet Date" shall have the meaning set forth in Section 4.08.

     "Jones"  shall  mean  Ralph  C.  Jones,  a resident of the State of South
Carolina.

     "Judgment" means an order by a court of law requiring the payment of money.

     "Land  Contract  Property"  shall  have the meaning set forth in Section
4.17.

     "Lease"  shall  have  the  meaning  set  forth  in  Section  9.10.

     "Leased  Personal  Property" shall have the meaning set forth in Section
4.13.

     "Leased  Real  Property"  shall  have  the  meaning set forth in Section
4.16.

     "Lien" means any mortgage, pledge, security interest, encumbrance, lien (statutory or other), option, easement, encroachment, right-of-way, charge, claim, conditional sale agreement, rights of third parties or other interests of any kind or character.

     "Litigation  Notice"  shall have the meaning set forth in Section 6.03.

     "Lot"  or  "Lots"  shall  have  the  meaning set forth in Section 4.14.

     "Merger" shall collectively refer to the merger of each of the Pinehurst Entities with and into CCNC, in each case in accordance with the NCBCA or the SCBCA, as the case may be.

     "Merger  Consideration"  shall  have  the  meaning  set forth in Section
3.01.

     "NASDAQ-NMS"  shall  have  the  meaning  set  forth  in  Section  3.01.

     "NCBCA"  shall  have  the  meaning  set  forth  in  Section  1.01.

     "Noncompetition  Agreements" shall have the meaning set forth in Section
9.07.

     "North South" shall mean North South Development, LLC, a North Carolina limited liability company.

     "Option Agreements" shall mean the option agreements by and between Crossmann and each of the Stockholders setting forth the terms and conditions of the Options attached hereto as Exhibit 3.01.

     "Option  Real  Property"  shall  have  the  meaning set forth in Section
4.17.

     "Options"  shall  have  the  meaning  set  forth  in  Section  3.01.

     "Option  Shares"  shall  have  the  meaning set forth in Section 13.01.

     "Permits"  shall  have  the  meaning  set  forth  in  Section  4.23.

     "Person" means any individual, corporation, partnership, joint venture, association, limited liability company, joint-stock company, trust, or unincorporated organization, or any governmental agency, officer, department, commission, board, bureau, or instrumentality thereof.

     "Personal  Property"  shall have the meaning set forth in Section 4.12.

     "Phase  I"  shall  have  the  meaning  set  forth  in  Section  6.08.

     "Piggyback  Registration"  shall  have  the meaning set forth in Section
13.02.

     "Pinehurst Commercial" shall mean Pinehurst Commercial Construction, Inc., a South Carolina corporation.

     "Pinehurst Builders" shall mean Pinehurst Builders, Inc., a North Carolina corporation, and all of the assets related to CTS Real Estate contributed or assigned thereto prior to the Closing.

     "Pinehurst Entities" shall mean Pinehurst Builders, Inc., Buck Creek, CTS Communications, and Beach Vacations.

     "Pinehurst  Stock"  shall  have  the  meaning set forth in Section 3.01

     "Private  Transferees"  shall  have  the  meaning  set  forth in Section
12.02.

     "Purchaser" shall have the meaning set forth in the preamble to this Agreement.

     "Real  Property"  shall  have  the  meaning  set forth in Section 4.18.

     "Real Property Lease" shall have the meaning set forth in Section 4.16.

     "Registrable  Securities"  shall  have  the meaning set forth in Section
13.02.

     "Registration  Statement"  shall  have  the meaning set forth in Section
13.01.

     "Returns"  shall  have  the  meaning  set  forth  in  Section  4.10.

     "River Oaks" shall mean River Oaks Golf Development Corporation, a South Carolina corporation.

     "River Oaks Merger" shall mean the merger of River Oaks with and into CCNC pursuant to the River Oaks Merger Agreement.

     "River Oaks Merger Agreement" shall mean that certain Agreement and Plan of Merger by and among the Purchaser, River Oaks and the River Oaks Stockholders.

     "River Oaks Stockholders" shall mean Callihan, Teal, Skelley, Floyd and Jones.
     "SCBCA"  shall  have  the  meaning  set  forth  in  Section  1.01.

     "SEC  Documents"  shall  have  the  meaning  set forth in Section 5.04.

     "Securities Act" shall mean the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

     "Skelley" shall mean Jeffrey H. Skelley, a resident of the State of North Carolina.

     "Stockholders"  shall  refer  collectively to James T. Callihan, Ralph R.
Teal,  Jr.,  Jeffrey  H.  Skelley,  and  H.    Gilford  Edwards.

     "Substantially  Complete"  shall  have  the meaning set forth in Section
4.14.

     "Taxes"  shall  have  the  meaning  set  forth  in  Section  4.10.

     "Teal" shall mean Ralph R. Teal, Jr., a resident of the State of South Carolina.

     "Title  Company"  shall  have  the  meaning  set forth in Section 9.05.

     "True Blue" shall mean True Blue Development, LLC, a North Carolina limited liability company.

     "True Blue Agreement" shall mean that certain Land Purchase Agreement by and among the Purchasers, True Blue, Callihan, Teal, Skelley, Floyd and Jones.

     "True  Blue  Member" shall mean Callihan, Teal, Skelley, Floyd and Jones.

     "Undeveloped  Real Property" shall have the meaning set forth in Section
4.15.

     "Voting Securities" means any shares of capital stock of Crossmann entitled to vote in the election of directors of Crossmann.

     "Warranty Liability" means any and all costs incurred as a result of a warranty claim on a residential home or condominium which was constructed or sold by the Pinehurst Entities, River Oaks or True Blue. Such costs shall include, but not be limited to, costs to repair, replace, fix, clean, remove, or correct any alleged defect in a property upon which a warranty claim is made and any and all costs to investigate and defend against a warranty claim.

     IN WITNESS WHEREOF, the parties hereto have executed, or caused to be executed by their duly authorized representatives, this Agreement as of the date first above written.

     "CROSSMANN"
     CROSSMANN  COMMUNITIES,  INC.


     By:          /s/  John  B.  Scheumann

Title:  Chairman  of  the  Board  and  Chief  Executive
              Officer

     "CCNC"
Crossmann  Communities  of  North  Carolina,  Inc.


     By:          /s/  John  B.  Scheumann

     Title:  Chairman  of  the  Board  and  Chief  Executive
               Officer


     "PINEHURST  ENTITIES"
     Pinehurst  Builders,  Inc.


     By:          /s/  Ralph  R.  Teal,  Jr.

     Its:

          Buck  Creek  Development,  Inc.


     By:          /s/  Ralph  R.  Teal,  Jr.

     Its:

     CTS  Communications,  Inc.


     By:          /s/  Ralph  R.  Teal,  Jr.

     Its:

     Beach  Vacations,  Inc.


     By:          /s/  Ralph  R.  Teal,  Jr.

     Its:

     "STOCKHOLDERS"



     /s/  James  T.  Callihan

     James  T.  Callihan


     /s/  Ralph  R.  Teal,  Jr.

     Ralph  R.  Teal,  Jr.


     /s/  Jeffrey  H.  Skelley

     Jeffrey  H.  Skelley


     /s/H.GilfordEdwards
     H.  Gilford  Edwards




                                SCHEDULE 3.01
                           CONSIDERATION BY ENTITY



                    CASH     COMMON SHARES      OPTIONS TO PURCHASE
                             OF CROSSMANN       COMMON SHARES OF
                             COMMUNITIES, INC.  CROSSMANN
                                                COMMUNITIES, INC.
Pinehurst Builders  796,500            163,088               59,000
Buck Creek          337,500             69,105               25,000
Beach Vacations     202,500             41,463               15,000
CTS
Communications       13,500             42,764                1,000
------------------  -------  -----------------  -------------------

     SCHEDULE  3.03
                                ESCROW DEPOSIT


1.        H. Gilford Edwards     3,000 Common Shares of Crossmann Communities,
Inc.

2.        Ralph R. Teal, Jr.     9,000 Common Shares of Crossmann Communities,
Inc.

3.        Jeffrey H. Skelley     9,000 Common Shares of Crossmann Communities,
Inc.

4.         James T. Callihan     9,000 Common Shares of Crossmann Communities,
Inc.

                               SCHEDULE 6.01
                                   LAWSUITS

1. Claim of Gloria and Jesse W. Hardwick v. ERA Callihan, Teal, Skelley & Associates and any subsequent suit related to the claims asserted therein.

2. Ann Warren v. ERA Callihan, Teal, Skelley & Associates and Pinehurst Builders and any subsequent suit related to the claims asserted therein.

3. Claim of James and Mary Ann Farmer v. ERA, Callihan, Teal & Skelley and any subsequent suit related to the claims asserted therein.

4. The Barony Company of Pawleys Island, Inc. v. Callihan, Teal, Skelley & Associates Real Estate Consultants, Inc., and any subsequent suit related to the claims asserted therein.

5. Jacqueline Holly Stevens, James P. Stevens, Jr. v. Bonnie Black, James Callihan and Callihan, Teal, Skelley & Associates Real Estate Consultants, Inc. and any subsequent suit related to the claims asserted therein.

6.          The Lakes Property Owners Association v. Pinehurst Builders, et.
al.,  and  any  subsequent  suit  related  to  the  claims  asserted therein.

7. S&M Painting Contractors, Inc. v. Pinehurst Builders, Inc., and any subsequent suit related to the claims asserted therein.

8. Thomas Craig Johnson v. River Oaks Golf Plantation, LLC, Pinehurst Builders, Inc., River Oaks Homeowners Association and Wright McLeod Property Management, and any subsequent suit related to the claims asserted therein.

9.          Owens  Workman's  Compensation  Claim.

10.          McGarrity  Workman's  Compensation  Claim.

                               SCHEDULE 12.01
                         LIMIT ON NUMBER OF CROSSMANN
                       SHARES STOCKHOLDERS MAY ACQUIRE


1.       H. Gilford Edwards     27,642 Common Shares of Crossmann Communities,
Inc.

2.       Ralph R. Teal, Jr.     99,850 Common Shares of Crossmann Communities,
Inc.

3.       Jeffrey H. Skelley     99,850 Common Shares of Crossmann Communities,
Inc.

4.        James T. Callihan     99,849 Common Shares of Crossmann Communities,
Inc.

                                EXHIBIT 3.01
                               OPTION AGREEMENT

                                EXHIBIT 3.03
                               ESCROW AGREEMENT

                                EXHIBIT 9.06
                             EMPLOYMENT AGREEMENT

                              EXHIBIT 9.07(A)
                          NONCOMPETITION AGREEMENTS

                              EXHIBIT 9.07(B)
                         COX NONCOMPETITION AGREEMENT

                                EXHIBIT 9.10
                                    LEASE

EXHIBIT  10.50

                            PURCHASE AGREEMENT


THIS AGREEMENT is made this 29th day of May, 1998, by and between Crossmann Communities of North Carolina, Inc., a North Carolina corporation ("Purchaser"), True Blue Development, LLC, a South Carolina limited liability company ("Seller") and James T. Callihan ("Callihan"), Ralph R. Teal, Jr. ("Teal"), Jeffrey H. Skelley ("Skelley"), Charles D. Floyd and Ralph Jones (collectively, the "Members").

                                  RECITALS

WHEREAS, Seller is the owner of certain real estate located in Georgetown County, South Carolina, which includes certain real estate not subject to the Declaration (as defined herein), as more particularly described in Exhibit "A" attached hereto and incorporated herein by reference (the "Undeveloped Real Estate").

WHEREAS, Seller has developed real estate adjacent to the Undeveloped Real Estate and located in Georgetown County, South Carolina, as more particularly described in Exhibit "B" attached hereto and incorporated herein by reference (the "Developed Real Estate"), and subjected the Developed Real Estate to a horizontal property regime by filing that certain Master Deed For True Blue Golf & Racquet Resort, Horizontal Property Regime, dated as of July 2, 1997, and recorded in the public records of Georgetown County, South Carolina on July 28, 1997 in Book 793 Page 1 (the "Declaration").

WHEREAS, Seller has sold 84 Units of the Developed Real Estate to third parities, and still owns the Units designated on Exhibit "C" attached hereto and incorporated herein by reference (the "Unsold Units").

WHEREAS, Seller is the owner of all of the assets and liabilities reflected on the balance sheet of Seller dated as of April 30, 1998 (the "Balance Sheet") attached hereto as "Exhibit D" and incorporated herein by reference (the "Balance Sheet Assets");

WHEREAS, Purchaser desires to enter into that certain Agreement and Plan of Merger by and among Purchaser, Crossmann Communities, Inc. ("Crossmann"), the Pinehurst Entities (as defined therein) and the Stockholders (as defined therein) ("Agreement and Plan of Merger") concurrently with the execution of this Agreement to acquire certain affiliates of Seller engaged in developing single and multi-family dwellings in South Carolina.

WHEREAS, Purchaser desires to purchase from Seller and Seller desires to sell to Purchaser the Unsold Units, the Undeveloped Real Estate, and all of Purchaser's right, title and interest in and to the Declaration, including but not limited to all of Seller's development rights thereunder (collectively, the "Property") and the Balance Sheet Assets pursuant to the terms of this Agreement.

WHEREAS, all capitalized terms used but not otherwise defined herein shall have the meanings assigned to them in the Agreement and Plan of Merger.

NOW THEREFORE, in consideration of the foregoing premises, and the mutual covenants and agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

1.          PURCHASE  PRICE.

     1.1 Purchaser agrees to purchase, and Seller agrees to sell the Property and the Balance Sheet Assets pursuant to the terms and conditions hereinafter set forth.

     1.2 The purchase price for the Property and the Balance Sheet Assets shall be the sum of Two Million Seven Hundred Thousand Dollars ($2,700,000.00) plus the assumption of the liabilities specifically set forth on "Exhibit E", attached hereto and incorporated herein by reference (the "Purchase Price").

2. TITLE AND SURVEY. Prior to Closing hereunder, Purchaser shall have reviewed title and surveys of the Property as follows:

     2.1 Prior to closing, Seller shall have delivered to Purchaser a commitment for an ALTA Form B owner's policy of title insurance with respect to the Undeveloped Real Estate and the Unsold Units (the "Title
Commitment").   The Title Commitment shall include an ALTA Form 4 Condominium
Endorsement for the Unsold Units and indicate that title to the Undeveloped Real Estate and the Unsold Units are free and clear of any and all liens, claims and interests of any kind or nature whatsoever, except the following permitted exceptions:

          i)          Current  real  estate  taxes  not  delinquent.
          ii)          Any  items  set  forth  in  the  Declaration.
          iii) Such other liens, claims, encumbrances, interests or matters as may be approved by Purchaser in writing.

     Should Seller be unable to deliver title to the Undeveloped Real Estate and the Unsold Units in accordance with the provisions of this Agreement, it is agreed that the obligations of the parties hereto to purchase the Property shall terminate.

     2.2 Prior to closing, Seller, at Seller's sole expense, shall have delivered to Purchaser a staked survey of the Undeveloped Real Estate (the "Survey"). Should the Survey reveal any defect, including but not limited to encroachments or gaps and gores with adjacent parcels, Purchaser's obligation to purchase the Property pursuant to this Agreement may, at Purchaser's option upon written notice thereof to Seller, be terminated.

     2.3 Prior to closing, Seller, at Seller's sole expense, shall have delivered to Purchaser a Phase I Environmental Assessment of the Developed Real Estate and the Undeveloped Real Estate (the "Phase I"). If the Phase I discloses any environmental defect in the Developed Real Estate or Undeveloped Real Estate, Purchaser may terminate this Agreement by delivering written notice thereof to Seller.

3.          CONDITIONS  PRECEDENT.   Purchaser's obligations to purchase the
Property hereunder are contingent upon Purchaser entering into the Agreement and Plan of Merger. If Purchaser fails to execute and close on the transactions contemplated in the Agreement and Plan of Merger, Purchaser may terminate this Agreement.

4.          REPRESENTATIONS  AND  WARRANTIES.

     4.1 Seller's Representations and Warranties. Seller and the Members each, jointly and severally, represents, warrants and covenants to Purchaser that:

          i) Seller is a South Carolina limited liability company duly organized, existing and in good standing under the laws of the State of South Carolina, and has all requisite power and authority to consummate the transactions contemplated hereby.

          ii) The execution, delivery, and performance of this Agreement will not result in any violation or constitute a default under any agreement or instrument to which Seller is a party.

          iii) No consent, authorization or approval of, exemption by, or filing with any governmental or administrative authority, or any third party, is required to be obtained or made by Seller in connection with the execution, delivery and performance of this Agreement.

          iv) Except as listed on Exhibit 4.1 attached hereto, there are no contracts for sale or options to purchase or any other agreements existing and in force with respect to or in any manner affecting the Property (or any interest therein) being purchased by Purchaser;

          v) Seller owns good and marketable title in fee simple to the Undeveloped Real Estate and the Unsold Units;

          vi) The existing buildings and improvements located on the Developed Real Estate do not violate (i) any applicable law, including any building, set-back, or zoning law, ordinance, regulation, or statute, or other governmental restriction in the nature thereof, or (ii) any enforceable restrictive covenant affecting any such real estate;

          vii) Neither the Developed Real Estate or the Undeveloped Real Estate is subject to any condition or obligation to any governmental entity or other person requiring Seller or any transferee thereof to donate land (except incidental rights-of-way), money or other property or to make off-site public improvements;

          viii) No developer-related charges or assessments by any public authority or any other person or entity for public improvements or otherwise made against the Developed Real Estate or Undeveloped Real Estate are unpaid, including without limitation those for construction of sewer lines, water lines, storm drainage systems, electric lines, natural gas lines, streets (including perimeter streets), roads and curbs, excluding homeowner association dues, utility connection fees, and impact fees;

          ix) Seller has the legal right, power and authority to enter into this Agreement and perform all of its obligations hereunder;

          x) No condemnation, eminent domain, or similar proceeding exists, is pending or, to the knowledge of Seller, is threatened with respect to, or that could affect, any part of the Developed Real Estate or the Undeveloped Real Estate or its development or the construction, marketing, or sale of dwellings situated thereon or the insurability or marketability of the title thereto;

          xi) There are no parties in possession of any portion of the Unsold Units and the Undeveloped Real Estate except Seller;

          xii) Seller has obtained all necessary governmental and zoning approvals for development of the Developed Real Estate and the Undeveloped Real Estate as a multi-family condominium project;

          xiii) No portion of the Undeveloped Real Estate lies within a 100-year flood elevation designated by the U.S. Army Corps of Engineers, the Federal Emergency Management Agency or any applicable governmental agency;

          xiv) Access to and from public highways, streets, and roads to the Developed Real Estate and the Undeveloped Real Estate exists;

          xv) The Developed Real Estate is connected to and, where applicable, serviced by electric, gas, sewage or septic, telephone, and public or private water facilities, and all applicable installation and connection charges have been paid in full;

          xvi) The Undeveloped Real Estate can be serviced by electric, gas, sewage or septic, telephone, and public or private water facilities, and Seller has secured all easements and public dedications necessary to connect the utilities referenced above from their current locations to the boundary of the Undeveloped Real Estate as such boundaries currently exist;

          xvii) There is no litigation or legal proceeding pending or, to the Seller's knowledge, threatened against Seller or any part of the Developed Real Estate or the Undeveloped Real Estate;

          xviii)          There  is  no  moratorium  applicable to any part of
Developed Real Estate or the Undeveloped Real Estate on (i) the issuance of building permits for the construction of condominiums or certificates of occupancy therefor, or (ii) the purchase of sewer or water taps to the extent new development is required to rely on public water or sewer facilities.

          xix) The Developed Real Estate or the Undeveloped Real Estate is stable and otherwise suitable for the construction of a up to three story condominium buildings by customary means and without extraordinary site preparation measures;

          xx) No portion of the Developed Real Estate or the Undeveloped Real Estate has a gravesite that will materially impede the development of condominiums and no permanent structures have been constructed on a fill or borrow area in a manner that materially adversely affects the intended use thereof or that does not comply with any applicable law.

          xxi) Seller has at all times complied with all applicable present and future laws, rules, regulations, ordinances, codes, policies, guidance documents, approvals, plans, authorizations, licenses, permits issued by all government agencies, departments, commissions, boards, bureaus, or instrumentalities of the United States, all states and political subdivisions thereof, and any foreign body, and all judicial, administrative, and regulatory decrees, judgments, and orders relating to human health, pollution, or protection of the environment (including ambient air, surface water, ground water, land surface, or surface strata), including (i) laws relating to emissions, discharges, releases, or threatened releases of Hazardous Materials (as defined below), and (ii) laws relating to the identification, generation, manufacture, processing, distribution, use, treatment, storage, disposal, recovery, transport, or other handling of Hazardous Materials (collectively "Environmental Requirements") in its operation, development, construction and disposition of the Developed Real Estate and the Undeveloped Real Estate. Environmental Requirements shall include, without limitation, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), the Superfund's Amendments and Reauthorization Act ("SARA"), the Toxic Substances Control Act, as amended, the Hazardous Materials Transportation Act, as amended, the Resource Conservation and Recovery Act, as amended ("RCRA"), the Clean Water Act, as amended, the Safe Drinking Water Act, as amended, the Clean Air Act, as amended, the Atomic Energy Act of 1954, as amended, the Occupational Safety and Health Act, as amended, and all other analogous laws or regulations promulgated or issued by any federal, state, foreign, or other governmental authority or body. Further, to the knowledge of Seller, no current or previous owner of the Developed Real Estate or the Undeveloped Real Estate violated any Environmental Requirements;

          xxii) No (i) substance that is or becomes defined as a "hazardous substance," "hazardous waste," "hazardous materials," pollutant, or contaminant under any Environmental Requirements, including, but not limited to, CERCLA, SARA, RCRA, and any other analogous federal, state, local, or foreign law; (ii) petroleum (including crude oil and any fraction thereof); and (iii) any natural or synthetic gas (whether in liquid or gaseous state) (collectively "Hazardous Material") has ever been generated, manufactured, refined, used, transported, treated, stored, handled, disposed, transferred, produced, or processed at, to, from or on any part of the Developed Real Estate or the Undeveloped Real Estate and no Hazardous Material has ever been incorporated into any part of the Developed Real Estate or the Undeveloped Real Estate;

          xxiii)         There are no existing or, to the knowledge of Seller,
potential accusations, allegations, investigations, warnings, notice letters, notices of violations, liens, orders, claims, demands, suits, or administrative or judicial actions for any injunctive relief, fines, penalties, or any damage, including without limitation personal injury, property damage (including any depreciation of property values), lost use of property, natural resource damages, or environmental response costs arising out of Environmental Conditions (as defined below) or under Environmental Requirements (collectively "Environmental Claims") relating to any part of the Developed Real Estate or the Undeveloped Real Estate, and Seller has not received any notification, nor does it have any knowledge of, any alleged, actual, or potential responsibility for any disposal, release, or threatened release at any location of any Hazardous Material generated at or transported from any part of the Developed Real Estate or the Undeveloped Real Estate by or on behalf of Seller;

          xxiv) (i) No underground storage tank or other underground storage receptacle (or associated equipment or piping) for Hazardous Materials is currently located at or on any part of the Developed Real Estate or the Undeveloped Real Estate and there have been no releases of any Hazardous Materials from any such underground storage tank or related piping at any time prior to the Closing; and (ii) there have been no releases (i.e., any past or present releasing, spilling, leaking, pumping, pouring, emitting, emptying, discharging, injecting, escaping, leaching, disposing, or dumping) of Hazardous Materials at, on, to, or from any part of the Developed Real Estate or the Undeveloped Real Estate;

          xxv) There are no PCBs or friable asbestos located or contained at, on, or in any part of the Developed Real Estate or the Undeveloped Real Estate;

          xxvi) No lien has been imposed on any part of the Developed Real Estate or the Undeveloped Real Estate by any federal, state, local, or foreign governmental agency or authority due to either the presence of any Hazardous Material on, off, or in any part of the Developed Real Estate or the Undeveloped Real Estate or a violation of any Environmental Requirement;

          xxvii)        Seller has not received any notices issued pursuant to
the citizen's suit provision of any Environmental Requirement relating to any part of the Developed Real Estate or the Undeveloped Real Estate;

          xxviii)         Seller has not received any request for information,
notice, demand, letter, administrative inquiry, formal or informal complaint, or claim with respect to the state of the environment, including natural resources (e.g., flora and fauna), soil, surface water, ground water, any present or potential drinking water supply, subsurface strata, or ambient air, relating to or arising out of the use, handling, storage, treatment, recycling, generation, transportation, spilling, leaking, pumping, pouring, injecting, emptying, discharging, emitting, escaping, leaching, dumping, disposal, release, or threatened release of Hazardous Materials, whether or not discovered which could or does result in Environmental Claims (collectively "Environmental Conditions"). With respect to Environmental Claims by third parties, Environmental Conditions also include the exposure of persons to Hazardous Materials at the work place or the exposure of persons or property to Hazardous Materials migrating or otherwise emanating from, to, or located at, under, or on the Developed Real Estate or the Undeveloped Real Estate. In addition, Seller has not received any request for information, notice, demand, letter, administrative inquiry, formal or informal complaint, or claim with respect to a violation of any Environmental Requirement relating to any part of the Developed Real Estate or the Undeveloped Real Estate;

          xxix) There have been no environmental investigations, site assessments or audits, or soil or groundwater sampling conducted at any part of the Developed Real Estate or the Undeveloped Real Estate by Seller or to Seller's knowledge, by any other person or entity; and

          xxx) None of the Developed Real Estate or the Undeveloped Real Estate on which Seller intends to construct a residential dwelling or building is located within a "critical," "preservation," "conservation" or similar type of area which will affect Seller's present development plans therefor. No wetlands exist which will restrict development of any part of the Developed Real Estate or the Undeveloped Real Estate as contemplated by Seller nor render the cost of its development of any part of the Developed Real Estate or the Undeveloped Real Estate materially in excess of Seller's budget therefor. No portion of any part of the Developed Real Estate or the Undeveloped Real Estate which Seller has developed or intends to develop for residential buildings and dwellings is situated within a "noise cone" such that the Federal Housing Administration will not approve mortgages due to the noise level classification of such real estate.

          xxxi) The Balance Sheet and the annual financial statement of the Seller for each of the years 1995, 1996 and 1997 are true and correct in all material aspects, have been prepared from the books and records of Seller in accordance with GAAP consistently applied, and contain and reflect all material adjustments or accruals necessary for a fair presentation of the financial condition and results of the operations of Seller for the periods indicated.

          xxxii)     Each of the representations, warranties and covenants set
forth in the Agreement and Plan of Merger are incorporated herein by reference with Seller included in the definition of "Pinehurst Entities."

          xxxiii)          All development costs related to the Real Property,
including all costs of road construction, water mains and pumping stations, have been paid in full with the exception of $3,100.00 and entrance costs of $50,000.

     4.2 Representations of Purchaser. Purchaser represents, warrants and covenants to Seller that:

          i) Purchaser is a North Carolina corporation duly organized, existing and in good standing under the laws of the State of North Carolina, and has all requisite power and authority to consummate the transactions contemplated hereby.

          ii) The execution, delivery, and performance of this Agreement will not result in any violation or constitute a default under any agreement or instrument to which Purchaser is a party.

          iii) No consent, authorization or approval of, exemption by , or filing with any governmental or administrative authority, or any third party, is required to be obtained or made by Purchaser in connection with the execution, delivery and performance of this Agreement.

     4.3          Survival  of  Representations  and  Warranties.    All
representations and warranties contained in this Agreement shall (i) be true at the closing of the purchase of the Property, (ii) not be merged into any deed or other document and (iii) shall survive the execution, delivery and performance of this Agreement.
 .
5.          CLOSING.

     5.1 The closing on the purchase of the Property shall be held at the same time and location as the closing of the Agreement and Plan of Merger.

     5.2 At closing Seller, at its sole cost, shall execute and/or deliver to Purchaser the following:

          i) Warranty deed conveying fee simple title to the Undeveloped Real Estate and the Unsold Units, subject only to the matters set forth in this Agreement;

          ii) An assignment, in a form reasonably acceptable to Purchaser, of all of Purchaser's right, title and interest in and to the Declaration,
including    but  not  limited  to  Seller's  development  rights.

          iii)          Vendor's  affidavit  in  a  mutually  agreeable  form;

          iv) Mortgage release(s), if necessary, as specified in the Title Commitment, stating that all mortgages encumbering the Property have been released and satisfied;

          v)          Non-Foreign  Affidavit  in  compliance  with  IRC  1445;

          vi) Exclusive possession of the Undeveloped Real Estate and the Unsold Units;

          vii) All other documentation which may reasonably be required by the title company in order to insure Purchaser with good and marketable title to the Undeveloped Real Estate and the Unsold Units, which can be furnished by the Seller without material cost or expense; and

          viii) All other documents necessary to complete the transactions contemplated by this Agreement.

     5.3 Seller and Purchaser shall share equally the cost of any state and/or local transfer conveyance taxes in the amount required by law. Seller and Purchaser shall share equally the cost of recording all documents required in Section 5.2 above. Each party shall pay its own attorney fees. Real estate taxes and assessments and owner association dues or fees, if applicable, relating to the Unsold Units or the Undeveloped Real Estate for the calendar year of the closing shall be prorated between Developer and Builder as of the Closing date.

     5.4 Seller and Purchaser shall share equally the cost of obtaining an owner's policy of title insurance for the Undeveloped Real Estate and the Unsold Units to be conveyed, as described in the Title Commitment to be issued by the title company.

6. TERM/CURE AND DEFAULT. No failure or default by either party hereto concerning any act required by it shall result in the termination of any right of either party hereunder, until such party shall have failed to remedy such failure or cure such default within ten (10) days after the receipt of such written notice. Receipt shall be assumed upon the earlier of actual receipt, or three (3) days after such notice is placed in the U.S. Mail, as set forth in Paragraph 7.3, "Notices".

7. POST CLOSING COVENANTS Within five (5) days after the closing, the Members shall cause Seller to be dissolved pursuant to the laws of the State of South Carolina.

8.          MISCELLANEOUS  PROVISIONS.

     8.1 Counterparts. This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument

     8.2          Expenses.   Purchaser and Seller shall each bear their own
legal, accounting, and out-of-pocket expenses in connection with this Agreement and the negotiation and consummation of the transactions contemplated herein.

     8.3 Public Announcements. Before the Closing Purchaser and Seller and their respective representatives shall not make any public release of information regarding the matters contemplated herein, except (i) that a press release mutually agreed upon by Purchaser and Seller shall be jointly issued by Purchaser and Seller as soon as practicable after the execution of this Agreement; (ii) that Purchaser and Seller may continue communications with employees, customers, suppliers, franchises, lenders, lessors, shareholders, and other groups as may be legally required or appropriate and which is not inconsistent with the best interests of any party or the prompt consummation of the transactions contemplated herein; and (iii) as required by law.

     8.4 Risk of Loss. Until the Closing, the risks of ownership and loss of the Property shall be borne by the Seller. If, prior to the Closing, all or any part of the Property is damaged by fire or by any other cause whatsoever, or are taken, in whole or in part, by condemnation or other exercise of eminent domain, Seller shall promptly give Purchaser written notice of such damage or taking. In the event of any such damage or taking, Purchaser shall have the option to require Seller either to:

          (a)      consummate the transactions contemplated by this Agreement;
or

          (b)          terminate  this  Agreement.

     8.5 Index and Captions. The index and the captions of the Sections and Articles of this Agreement are solely for convenient reference and shall not be deemed to affect the meaning or interpretation of any paragraph hereof.

     8.6 Notices. All notices, requests, demands and other communications hereunder shall be in writing and shall be deemed to have been duly given and received (a) upon delivery, if personally delivered; (b) on the fifth day after being deposited with the U.S. Postal Service, if sent by certified or registered mail, return receipt requested; (c) on the next day after being deposited with a reliable overnight delivery service; or (d) upon receipt of an answer back, if transmitted by facsimile, postage prepaid in all cases other than facsimile, addressed to the other party at the following addresses, or facsimile numbers in the case of a facsimile:

If  the  Purchaser,  to:

Crossmann  Communities,  Inc.
9202  North  Meridian  Street,  Suite  300
Indianapolis,  Indiana    46268
Attention:  John  B.  Scheumann

Tel.  No.:    (317)  843-9514
Facsimile  No.:    (317)  571-2210

With  a  copy  to:

Steven  K.  Humke
ICE  MILLER  DONADIO  &  RYAN
One  American  Square
Box  82001
Indianapolis,  Indiana    46282-0002

Tel.  No.:    (317)  236-2394
Facsimile  No.:    (317)  236-5817

If  to  Seller  or  the  Members  to:

     James  T.  Callihan
     Ralph  R.  Teal  Jr.
     Jeffrey  H.  Skelley
     11239  Beach  Drive  S.W.
     Calabash,  North  Carolina    28467

     Tel.  No.:    (910)  579-3121
     Facsimile  No.:    (910)  579-4715

With  a  copy  to:

     James  M.  Sack
     Sack  &  Associates
     8300  Greensboro  Drive,  Suite  1080
     McLem,  Virginia

     Tel.  No.:    (703)  883-0102
     Facsimile  No.:    (703)  883-0108

     Any party may change its address for the purpose of this Section 8.6 by giving the other party written notice of its new address in the manner set forth above.

     8.7 Entire Agreement. This Agreement, the agreements expressly contemplated hereby, including, but not limited to, the Agreement and Plan of Merger and that certain Agreement and Plan of Merger of even date herewith by and among Crossmann Communities, Inc., Purchaser, River Oaks Golf Development Corporation and the Stockholders (as defined therein) (the "River Oaks Merger Agreement"), the Exhibits and Schedules referred to herein which form a part of this Agreement and a side letter that the parties may enter into contain the entire understanding of the parties hereto with respect to the subject
matter  hereof  and  thereof.    There  are  no  representations,  promises,
warranties, covenants, or undertakings other than those expressly set forth or provided for in this Agreement or in the agreements expressly contemplated hereby including, but not limited to, the Agreement and Plan of Merger and the River Oaks Merger Agreement. This Agreement and the agreements expressly contemplated hereby supersede all prior agreements and understandings between the parties with respect to the transactions contemplated by this Agreement. No provision of this Agreement may be amended or waived except in writing, and no such amendment shall extend to anything other than the specific subject matter thereof. Callihan, Teal and Skelley expressly acknowledge and agree that they have an obligation to indemnify the Purchaser for any breach of a representation, warranty or covenant contained in this Agreement and that such obligation, with the exception of the survival periods, shall be governed by
Article  VI  of  the  Agreement  and  Plan  of  Merger.

     8.8 Waiver of Compliance. The party for whose benefit a warranty, representation, covenant, or condition is intended may, in writing, waive any inaccuracies in the warranties and representations contained in this Agreement or waive compliance with any of the covenants or conditions contained herein and so waive performance of any of the obligations of the other party hereto, and any defaults hereunder; provided, however, that such waiver must be in writing, and shall not affect or impair the waiving party's rights with respect to any other warranty, representation, covenant, or any default hereunder, nor shall any waiver constitute a continuing waiver.

     8.9 Validity of Provisions. Should any part of this Agreement be declared by any court of competent jurisdiction to be invalid, such decision shall not affect the validity of the remaining portions of this Agreement, which shall continue in full force and effect as if this Agreement had been executed with the invalid portion thereof eliminated therefrom, it being the intent of the parties that they would have executed the remaining portions of this Agreement without including any such part or portion which may be declared invalid.

     8.10 Schedules and Exhibits. Each and every Schedule and Exhibit to this Agreement, and each and every document to be delivered in the future pursuant to this Agreement is hereby incorporated into this Agreement and made an integral part hereof.

     8.11 No Intention to Benefit Third Parties. The provisions of this Agreement are not intended to, and shall not, benefit any person other than the parties to this Agreement, the provisions hereof are not intended to, and shall not create any third party beneficiary right in any person.

     8.12 Successors and Assigns. This Agreement shall be binding on, and shall inure to the benefit of, the parties and their respective successors and permitted assigns; provided, however, that no party may assign any rights or obligations under this Agreement without the prior written consent of the other parties hereto.

     8.13 Relationship of Parties. This Agreement is not intended to be, and shall not create a partnership or joint venture relationship between
the  parties.    It is intended that the sole relationship between the parties shall  be  that  of  Seller  and  Purchaser.

     8.14          Time.    Time  is  of  the  essence  in  this  Agreement.

     8.15          Governing  Law.   This Agreement shall be governed by and
interpreted in accordance with the laws of the State in which the Undeveloped Real Estate is located.

8.16 Brokers. Each Party hereunder represents to the other that it has not contacted or been contacted by, any real estate broker or sales person, finder or like person, in connection with Purchaser's purchase of the Property. Each party agrees to indemnify and hold the other party harmless from and against any and all claims for commissions due any person claiming by, through or under such indemnifying party.

     8.17          Memorandum  of  Agreement.    Neither  this Agreement nor
Memorandum  of  this  Agreement  shall  be  placed  of record by either party.


     IN WITNESS WHEREOF, the parties, by their respective duly authorized officers or agents, have executed this Agreement on the date first written above.

     SELLER

     TRUE  BLUE  DEVELOPMENT,  LLC
     a  South  Carolina  limited  liability  company


     By:/s/  James  T.  Callihan

     Its:
     By:  /s/  Ralph  R.  Teal,  Jr.

     PURCHASER

CROSSMANN  COMMUNITIES
     OF  NORTH  CAROLINA,  INC.,  an
     North  Carolina  corporation


     By:/s/  Jennifer  A.  Holihen



                     (printed  name  and  title)



MEMBERS

/s/  James  T.  Callihan
James  T.  Callihan

/s/  Ralph  R.  Teal,  Jr.
Ralph  R.  Teal,  Jr.


/s/Jeffrey  H.  Skelley
Jeffrey  H.  Skelley

/s/  Charles  D.  Floyd
Charles  D.  Floyd

/s/  Ralph  C.  Jones
Ralph  C.  Jones


     EXHIBIT  A

               LEGAL DESCRIPTION OF THE UNDEVELOPED REAL ESTATE

                                 EXHIBIT B

                  LEGAL DESCRIPTION OF DEVELOPED REAL ESTATE

                                 EXHIBIT C

                       LIST OF UNSOLD CONDOMINIUM UNITS

                                 EXHIBIT D

                                BALANCE SHEET

                                 EXHIBIT E

                             ASSUMED LIABILITIES

                                EXHIBIT 4.1


None.







EXHIBIT  10.51








                         AGREEMENT AND PLAN OF MERGER

                    DATED AS OF THE 29TH DAY OF MAY, 1998

                                 BY AND AMONG

                         CROSSMANN COMMUNITIES, INC.

                CROSSMANN COMMUNITIES OF NORTH CAROLINA, INC.

                                     AND

                   RIVER OAKS GOLF DEVELOPMENT CORPORATION

                              JAMES T. CALLIHAN

                              RALPH R. TEAL, JR.

                              JEFFREY H. SKELLEY

                               CHARLES D. FLOYD

                                     AND

                                RALPH C. JONES




                             TABLE OF CONTENTS

                                                                        PAGE

ARTICLE  I          THE  MERGER          1


     Section  1.01          Merger          1

     Section  1.02Effective  Time          2

     Section  1.03Legal  Effect          2

     Section  1.04Name          2

     Section  1.05Other  Actions          2

ARTICLE  II          CORPORATE  GOVERNANCE          2


     Section  2.01Articles  of  Incorporation  and  Bylaws          2

     Section  2.02Directors  and  Officers          2

ARTICLE  III          CONVERSION  OF  AND  PAYMENT  FOR  SHARES          3


     Section  3.01Conversion          3

     Section  3.02Payment  of  the  Merger  Consideration.          3

     Section  3.03Certificates          3

ARTICLE  IV          REPRESENTATIONS  AND  WARRANTIES  OF  RIVER  OAKS
AND  THE  STOCKHOLDERS          4


     Section  4.01Title  to  Property          4

     Section  4.02Authority;  Consent          4

     Section  4.03Consents  and  Approvals          5

     Section  4.04Organization          5

     Section  4.05Capital  Structure  of  River Oaks and Related Matters     5

     Section  4.06No  Subsidiaries  or  Other  Interests          5

     Section  4.07Title  to  Shares          5

     Section  4.08Financial  Statements  of  River  Oaks          6

     Section  4.09Absence  of  Undisclosed  Liabilities          6

     Section  4.10Tax  Matters          6

     Section  4.11Compliance  with  Laws;  No  Default  or  Litigation       7

     Section  4.12Personal  Property  Owned          7

     Section  4.13Personal  Property  Leased          8

     Section  4.14Developed  Real  Property          8

     Section  4.15Undeveloped  Real  Property          9

     Section  4.16Real  Property  Leases          9

     Section  4.17Land  Contracts          9

     Section  4.18Real  Property  Generally          10

     Section  4.19Homeowner  Associations          12

     Section  4.20Environmental  Compliance          13

     Section  4.21Contracts          14

     Section  4.22Accounts  and  Notes  Receivable          15

     Section  4.23Permits          15

     Section  4.24Intellectual  Property          16

     Section  4.25Labor  Relations:  Employees          16

     Section  4.26Employee  Benefit  Plans          17

     Section  4.27Warranty  Liability          18

     Section  4.28Conduct  of  the Corporation Since the Interim Balance Sheet
Date          18

     Section  4.29Outstanding  Debt  and  Related  Matters          19

     Section  4.30Power  of  Attorney          20

     Section  4.31Absence  of  Certain  Business  Practices          20

     Section  4.32Minute  Book  and  Stock  Record  Book          20

     Section  4.33Directors  and  Officers          20

     Section  4.34S  Corporation  Status          20

     Section  4.35Investment  Intent          20

     Section  4.36Access  to  Information          21

     Section  4.37Accredited  Investor          21

     Section  4.38Sophistication  of  Each  Stockholder          21

     Section  4.39Letters  of  Intent  and  Sale  Discussions          21

     Section  4.40Distributions          21

     Section  4.41Closings          21

     Section  4.42Brokers  Commissions          21

     Section  4.43Due  Diligence          22

     Section  4.44Disclosure          22

     Section  4.45Survival          22

     Section  4.46Other  Limitations          22

ARTICLE  V          REPRESENTATIONS  AND  WARRANTIES  OF  THE PURCHASER     22


     Section  5.01Authority:  Consent          22

     Section  5.02Consents  and  Approvals          23

     Section  5.03Corporate  Organization          23

     Section  5.04SEC  Documents  and  Other  Reports          23

     Section  5.05Shares          24

ARTICLE  VI          [INTENTIONALLY  DELETED]          24

ARTICLE  VII          TAXES          24


     Section  7.01Preparation  of  Return          24

     Section  7.02Cooperation          24

     Section  7.03Tax  Agreements          25

ARTICLE  VIII          CONDITIONS  PRECEDENT  TO  OBLIGATIONS  OF  RIVER  OAKS
AND  THE  STOCKHOLDERS          25


     Section  8.01Performance  of  the  Obligations  of  the  Purchaser     25

     Section  8.02Consents  and  Approvals          25

     Section  8.03No  Violation  of  Orders          25

ARTICLE  IX        CONDITIONS PRECEDENT TO OBLIGATIONS OF THE PURCHASER     25


     Section  9.01Performance  of  the  Obligations  of  River  Oaks  and  the
Stockholders          26

     Section  9.02Completion  of  Due  Diligence          26

     Section  9.03Consents  and  Approvals          26

     Section  9.04No  Violation  of  Orders          26

     Section  9.05Title  Insurance          26

     Section  9.06Employment  Agreements          26

     Section  9.07Noncompetition  Agreements          27

     Section  9.08Satisfaction  of  Fees  and  Note  and  Release          27

     Section  9.09[Intentionally  Deleted]          27

     Section  9.10Lease          27

     Section  9.11.[Intentionally  Deleted]          27

     Section  9.12Contribution  of  New  Homes  Sales  Division          27

     Section  9.13True  Blue  Acquisition  and  Pinehurst  Merger          27

     Section  9.14CTS  Acquisitions,  Inc.  and  Callihan,  Teal  and
Skelley  Development,  Inc.          27

ARTICLE  X          TERMINATION          28


     Section  10.01Termination;  Failure  to  Close          28

     Section  10.02Effect  of  Termination          28

ARTICLE  XI          CLOSING          28


     Section  11.01          Closing  Date          28

     Section  11.02Deliveries  by  River  Oaks          28

     Section  11.03Deliveries  by  Purchaser          30

ARTICLE  XII          POST-CLOSING  COVENANTS  OF  THE  STOCKHOLDERS        30


     Section  12.01Acquisition  of  Additional  Consideration  Shares       30

     Section  12.02Voting  Agreement          30

     Section  12.03Proxy  Solicitations          31

     Section  12.04Formation  of  a  "Group"          31

     Section  12.05Dissolution  of  River  Oaks  Commercial          32

     Section  12.06.[Intentionally  Deleted]          32

     Section  12.07North  South          32

ARTICLE  XIII          POST  CLOSING  COVENANTS  OF  THE  PURCHASER         32


     Section  13.01Filing  of  Registration  Statement          32

     Section  13.02Piggyback  Registrations          33

     Section  13.03Repayment  of  Existing  Debt          34

ARTICLE  XIV          MISCELLANEOUS          34


     Section  14.01Counterparts          34

     Section  14.02Expenses          34

     Section  14.03Public  Announcements          34

     Section  14.04Risk  of  Loss          34

     Section  14.05Index  and  Captions          35

     Section  14.06Notices          35

     Section  14.07Entire  Agreement          36

     Section  14.08Waiver  of  Compliance          37

     Section  14.09Validity  of  Provisions          37

     Section  14.10Schedules  and  Exhibits          37

     Section  14.11No  Intention  to  Benefit  Third  Parties          37

     Section  14.12Successors  and  Assigns          37

     Section  14.13Governing  Law          37

     Section  14.14Guaranty          37

     Section  14.15Shareholder  Agreements          37

ARTICLE  XV          DEFINITIONS          38













                        AGREEMENT AND PLAN OF MERGER


     THIS AGREEMENT AND PLAN OF MERGER ("Agreement"), dated as of the 29th day of May, 1998 is by and among CROSSMANN COMMUNITIES, INC., an Indiana corporation ("Crossmann"), Crossmann Communities of North Carolina, Inc., a North Carolina corporation ("CCNC" and together with Crossmann, the "Purchaser"), River Oaks Golf Development Corporation, a South Carolina corporation ("River Oaks") and James T. Callihan, Ralph R. Teal, Jr., Jeffrey
H.  Skelley,  Charles  D.  Floyd  and  Ralph  C.  Jones  (collectively  the
"Stockholders").

                                  WITNESSETH

     WHEREAS, River Oaks is engaged in the business of acquiring undeveloped real estate, developing such real estate, building and selling single family and multi-family homes built on such real estate and engaging in activities ancillary thereto.

     WHEREAS, the Purchaser, in reliance upon the representations, warranties and covenants of River Oaks and the Stockholders set forth herein, desires to acquire all of the outstanding stock of River Oaks by merging River Oaks with and into CCNC (the "Merger") pursuant to the terms and subject to the conditions set forth in this Agreement.

     WHEREAS, for the purposes of this Agreement the term River Oaks shall include River Village Development Corporation which was merged with and into River village on or about May 28, 1998.

     WHEREAS,  Article  XV  lists  defined  terms  used  in  this Agreement.

     NOW THEREFORE, in consideration of the representations, warranties, mutual covenants, and agreements herein contained, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Purchaser, River Oaks and the Stockholders hereby agree as follows:


                               I     abARTICLE

                                  THE MERGER

1.01          ab     Section.  Merger.   Upon the terms and subject to the
satisfaction of the conditions precedent contained in this Agreement, River Oaks shall be merged with and into CCNC, which shall be the surviving corporation. The Merger shall be effected pursuant to the provisions of and with the effect provided in the North Carolina Business Corporation Act (the "NCBCA") and the South Carolina Business Corporation Act of 1988 (the "SCBCA"). Upon the consummation of the Merger, the separate existence of River Oaks shall cease, the corporate existence of CCNC with all of its purposes, powers and objects shall continue unaffected and unimpaired by the Merger, and River Oaks and CCNC shall be a single corporation. The parties hereto intend that the Merger shall be treated as a reorganization pursuant to Sections 368(a)(1)(A) and 368(a)(2)(D) of the Code.

1.02       ab     Section.  Effective Time.   If (a) all of the conditions
precedent  to  the  Merger  set  forth in Article  VIII and Article IX are satisfied or waived, and (b) this Agreement is not terminated prior to the Closing as permitted by the provisions of this Agreement, then as soon as practicable following the Closing, the Purchaser shall cause Articles of Merger for the merger of River Oaks with and into CCNC conforming to the requirements of the (a) NCBCA to be filed with the Secretary of State of the State of North Carolina in the manner provided under the NCBCA and (b) SCBCA to be filed with the Secretary of State of the State of South Carolina in the manner provided under the SCBCA. The Merger shall become effective as of noon, Indianapolis time, on the date of the filing of the Articles of Merger (the "Effective Time").

1.03     ab     Section.  Legal Effect.   At and after the Effective Time,
CCNC shall possess all of the rights, privileges, immunities, powers and franchises of River Oaks and shall have all of the duties and liabilities of River Oaks, in accordance with the NCBCA and SCBCA.

1.04       ab     Section.  Name.   Following the Merger, the name of CCNC
shall remain "Crossmann Communities of North Carolina, Inc.;" provided, however, that CCNC may, at the sole discretion of the Board of Directors of CCNC and/or the Board of Directors of Crossmann, file appropriate documentation with the Secretary of State of the State of South Carolina to do business in that state as "Pinehurst Builders, a division of Crossmann Communities, Inc."

1.05      ab     Section.  Other Actions.   The Purchaser, River Oaks, and
the Stockholders shall take all other actions as may be necessary or appropriate in order to effectuate the transactions contemplated by this Agreement. If any further action is necessary or desirable to carry out the purposes of this Agreement after the Effective Time, the officers and directors of the Purchaser shall have the authority to take that action.

                               II     abARTICLE

                             CORPORATE GOVERNANCE

2.01          ab     Section.  Articles of Incorporation and Bylaws.   The
Articles of Incorporation and Bylaws of CCNC as in effect immediately prior to the Effective Time shall continue as the Articles of Incorporation and Bylaws, respectively, of CCNC following the Effective Time until amended or repealed as provided by applicable law.

2.02          ab     Section.  Directors and Officers.   The directors and
officers of CCNC immediately prior to the Effective Time shall continue as the directors and officers of CCNC following the Effective Time, to serve until their successors shall have been duly elected or appointed and qualified in the manner provided in the Articles of Incorporation and Bylaws of CCNC, or as otherwise provided by applicable law.
                              III     abARTICLE

                     CONVERSION OF AND PAYMENT FOR SHARES

3.01      ab     Section.  Conversion.   At the Effective Time, each share
of common stock of River Oaks ("River Oaks Stock") which shall be outstanding immediately prior to the Effective Time shall, by virtue of the Merger and without any action on the part of the holder thereof, be converted into the right to receive cash and common shares of Crossmann (the "Consideration Shares") as set forth on Schedule 3.01 (the "Merger Consideration"), and all certificates formerly representing shares of River Oaks Stock shall be deemed canceled and shall represent only the right to receive the Merger Consideration. After the Effective Time, the holder of a certificate formerly representing shares of River Oaks Stock shall have no rights with respect to such shares other than as provided by this Article III or the laws of the State of North Carolina or the State of South Carolina. The aggregate number of Consideration Shares which shall be delivered to the Stockholders pursuant to this Section 3.01 shall be determined by dividing (a) $1,350,000 by (b) the average of the average of last bid and ask prices for the common shares of Crossmann as reported by the National Association of Securities Dealers Automated Quotation System--National Market System ("NASDAQ-NMS") for the period beginning on April 30, 1998 and ending on May 13, 1998. The parties acknowledge that this calculation results in an aggregate of 50,771 Consideration Shares being delivered to the Stockholders.

3.02     ab     Section.  Payment of the Merger Consideration.  The Merger
Consideration shall be delivered by the Purchaser at the Closing. Certificates representing the Consideration Shares delivered by the Purchaser in connection with the Merger shall bear a legend indicating the manner in which such Consideration Shares were acquired by the Stockholders and requiring compliance with the registration requirements under the Securities Act prior to resale. No certificates or scrip representing fractional Consideration Shares shall be issued in the Merger, and no holder of any fractional share interest shall be entitled to vote, to receive any dividends or other distributions paid or declared on Consideration Shares, or to exercise any other rights as a shareholder of Crossmann with respect to such fractional share interest. Each holder of River Oaks Stock who would otherwise be entitled to receive a fractional Crossmann Share in exchange for that holder's River Oaks Stock hereunder shall be entitled, upon surrender of certificates for River Oaks Stock in accordance with this Agreement, to receive in lieu of such fractional share interest an amount in cash equal to the amount of the fractional share interest multiplied by the closing price of the Crossmann Share on the Closing Date.

3.03       ab     Section.  Certificates.   The Stockholders shall deliver
at the Closing certificates representing the River Oaks Stock outstanding immediately prior to the Closing or to the extent such certificates are not available, shall execute such affidavits and indemnities and provide such bonds as the Purchaser may reasonably require.

                               IV     abARTICLE

                 REPRESENTATIONS AND WARRANTIES OF RIVER OAKS
                             AND THE STOCKHOLDERS

     As a material inducement to the Purchaser to enter into this Agreement and other agreements and documents executed by the Purchaser in connection with this Agreement, and to consummate the transactions contemplated hereby and thereby, River Oaks and each Stockholder jointly and severally represent and warrant to the Purchaser that:

4.01          ab     Section.  Title to Property.   Except as set forth in
Schedule 4.01, River Oaks has good, valid and marketable title to all of its Assets, free and clear of all Liens, except for Liens for property Taxes not yet due and payable.

4.02          ab        Section.  Authority; Consent.   River Oaks and the
Stockholders each has the full capacity, right, power, and authority to enter into, execute, and deliver this Agreement, to consummate the transactions contemplated by this Agreement, and to comply with and fulfill the terms and conditions of this Agreement. River Oaks has the full capacity, right, power, and authority to consummate the Merger. The execution and delivery of this Agreement by River Oaks and the consummation by River Oaks of the transactions contemplated hereby have been duly and validly authorized by all necessary action on the part of the Board of Directors of River Oaks and the Stockholders. This Agreement constitutes a valid and binding obligation of River Oaks and the Stockholders enforceable against each in accordance with its terms and conditions, subject as to enforcement to applicable bankruptcy, insolvency, reorganization, and other similar laws of general applicability relating to or affecting creditors rights generally. No further action is necessary by River Oaks or the Stockholders, or any of them, to make this Agreement valid and binding upon it or him and enforceable against it or him in accordance with the terms hereof or to carry out the transactions
contemplated  hereby.    Except  as  set forth in Schedule 4.02, neither the
execution and delivery of this Agreement, nor the consummation of the transactions contemplated hereby, nor compliance by River Oaks or the Stockholders with any of the provisions of this Agreement will:

(a) ab Conflict with, violate, result in a breach of, constitute a material default (or an event which, with notice or lapse of time or both, would constitute a default) under, or give rise to any right of termination, cancellation, or acceleration under any provision of the Articles of Incorporation or the Bylaws of River Oaks, or any of the terms, conditions or provisions of any note, credit agreement, security or pledge agreement, Lien, bond, mortgage, indenture, license, lease, contract, commitment, agreement, understanding, arrangement, restriction, or other instrument or obligation to which River Oaks or any Stockholder is a party or by which River Oaks or any Stockholder or any of their respective properties or assets may be bound;

(b)          ab       Violate any law, rule or regulation of any government or
governmental agency or body, or any Judgment, order, writ, injunction, or decree of any court, administrative agency, or governmental agency or body applicable to River Oaks or any Stockholder or any of their respective properties, assets, or outstanding membership interests shares, or other securities of River Oaks; or

(c) ab Constitute an event which, with or without notice, lapse of time, or action by a third party, could trigger a default of any of the Debt, or any portion thereof, result in the creation of any Lien upon any of the Assets or any Stockholder, or cause the maturity of any liability, obligation, or debt of River Oaks or any Stockholder to be accelerated or increased.

4.03     ab     Section.  Consents and Approvals.   Except as set forth on
Schedule 4.03, the execution, delivery, and performance of this Agreement by River Oaks and the Stockholders and the consummation by River Oaks and the Stockholders of the transactions contemplated hereby will not require any notice to, or consent, authorization, or approval from any court or governmental authority or any other third party. Except as set forth in
Section 4.03, any and all notices, consents, authorizations, and approvals set forth on Schedule 4.03 have been made and obtained.

4.04        ab     Section.  Organization.   River Oaks is duly organized,
validly existing and in good standing under the laws of the jurisdiction of its organization. River Oaks has all the requisite power and authority to own, lease, and operate its properties and to carry on its business operations as it is now being conducted. Prior to the Closing, River Oaks will deliver to the Purchaser (a) a copy of its Articles of Incorporation, including all amendments thereto, certified as true, complete, and presently in effect by the Secretary of State of its jurisdiction of organization, (b) a copy of its Bylaws, including all amendments thereto, certified as true, complete and presently in effect by its Secretary, and (c) Certificate of Existence issued by the Secretary of State of its jurisdiction of organization.

4.05          ab      Section.  Capital Structure of River Oaks and Related
Matters.     The total authorized and outstanding capital stock of River Oaks is set forth on Schedule 4.05. All outstanding shares of the River Oaks Stock have been duly authorized, validly issued and are fully paid and non-assessable. No capital stock of River Oaks is entitled to preemptive rights. River Oaks does not have any outstanding options, warrants or other rights of any kind to acquire any shares of any River Oaks Entity, or securities convertible into or exchangeable for, or which otherwise confer on the holder thereof any right to acquire, any shares of River Oaks, nor is River Oaks committed to issue any such option, warrant, right or security.

4.06     ab     Section.  No Subsidiaries or Other Interests.   River Oaks
does not have any subsidiaries and does not own, directly or indirectly, any debt or equity interest in any Person.

4.07      ab     Section.  Title to Shares.   Each of the Stockholders has
legal, valid and marketable title to the shares of common stock of River Oaks set forth opposite his name on Schedule 4.07, free and clear of all Liens, buy-sell agreements, cross-purchase agreements, stockholder agreements or restrictions.

4.08       ab     Section.  Financial Statements of River Oaks.   True and
complete copies of the annual financial statements of River Oaks for each of the years 1995, 1996 and 1997 and the internally prepared interim balance sheet (the "Interim Balance Sheet") of River Oaks as of April 30, 1998 (the "Interim Balance Sheet Date"), are attached hereto as Schedule 4.08 (collectively the "Financial Statements of River Oaks"). The Financial Statements of River Oaks, and each of them, are true and correct in all material aspects, have been prepared from the books and records of River Oaks in accordance with GAAP consistently applied, and contain and reflect all material adjustments or accruals necessary for a fair presentation of the financial condition and results of the operations of River Oaks for the periods indicated.

4.09     ab     Section.  Absence of Undisclosed Liabilities.   River Oaks
has  no  liabilities  or  obligations  except:

(a)          ab      those liabilities or obligations set forth on the Interim
Balance Sheet and not heretofore paid or discharged in the normal and ordinary course of business consistent with past practice;

(b)          ab       liabilities arising in the normal and ordinary course of
business consistent with past practice under any agreement, contract, commitment, lease or plan specifically disclosed on Schedule 4.13, Schedule 4.16, Schedule 4.17(a) or Schedule 4.21; and

(c)      ab     those liabilities or obligations incurred in or as a result of the normal and ordinary course of business consistent with past practice since the Interim Balance Sheet Date.

For purposes of this Agreement, the term "liabilities" shall include, without limitation, any direct or indirect, or matured or unmatured, indebtedness, guaranty, endorsement, claim, loss, damage, deficiency, cost, expense, obligation or responsibility, whether absolute, fixed, contingent or otherwise, known or unknown, asserted or unasserted, choate or inchoate, liquidated or unliquidated, secured or unsecured.

4.10      ab     Section.  Tax Matters.   Except as set forth in Schedule
4.10:

(a) ab All federal, state, county, local and other taxes of any kind or character, including, without limitation, income (including gross and adjusted gross), receipts, property (including real, personal, and intangible), transfer, sales, use, franchise, value added, excise, recording, financial institutions, employees' income and social security withholding, and all other withholding, social security, unemployment taxes, which have been incurred or assessed, or which are due and payable, by or on behalf of River Oaks, and all interest and penalties thereon (collectively, the "Taxes"), have been paid (and, to the extent applicable, withheld) in full (or are adequately reflected as a liability in the Interim Balance Sheet);

(b) ab River Oaks has filed all currently due federal, state, county, local, and other tax returns, statements, forms, reports, and similar documents with respect to Taxes required to be filed with the appropriate third parties and governmental agencies in all jurisdictions in which such returns, statements, forms, reports, and similar documents are required to be filed (collectively, the "Returns"); and all such Returns are true, correct, and complete in all material respects; and

(c) ab There is not now in force any extension of time with respect to the date on which any Return was or is due to be filed by, or on behalf of, or with respect to River Oaks or any waiver or agreement by River Oaks for an extension of time for the assessment of any Tax.

4.11     ab     Section.  Compliance with Laws; No Default or Litigation.
 Except  as  set  forth  in  Schedule  4.11:

(a) ab River Oaks is not in default or violation (nor is there, to the knowledge of River Oaks or any Stockholder, any event which, with notice or lapse of time or both, would constitute a default or violation) in any respect
(i) under any contract, agreement, lease, consent order, or other commitment to which it is a party or any of the Assets is subject or bound, or (ii) under any law, rule, regulation, writ, injunction, order, or decree of any court or any federal, state, local, or other governmental department, commission, board, bureau, agency, or instrumentality, domestic or foreign (including, without limitation, applicable laws, rules and regulations relating to environmental protection, antitrust, civil rights, health, and occupational health and safety);

(b) ab There are no actions, suits, claims, investigations, legal arbitrations or administrative proceedings in progress, pending, or, to the knowledge of River Oaks or any Stockholder, threatened by or against River Oaks (or any of the Assets) whether at law or in equity, whether civil or criminal in nature, or whether before or by a federal, state, county, local, or other governmental department, commission, board, bureau, agency, or instrumentality, domestic or foreign, nor has River Oaks been charged with or received any notice of any violation of any rule, regulation, ordinance, law, order, decree, or requirement relating to River Oaks, its properties, assets, or the transactions contemplated by this Agreement; and

(c)       ab     No action, suit, or proceeding has been instituted or, to the knowledge of River Oaks or any Stockholder, threatened to restrain, prohibit, or otherwise challenge the legality or validity of the transactions contemplated by this Agreement.

4.12          ab      Section.  Personal Property Owned.   Schedule 4.12
contains a list and brief description of all model homes, tools, furniture, furnishings, fixtures, machinery, supplies, vehicles, equipment, and all other items of tangible personal property owned or used by River Oaks (the "Personal Property").

4.13          ab     Section.  Personal Property Leased.   Schedule 4.13
contains a list and brief description of all leases and other agreements under which River Oaks is a lessee of, holds, or operates any tools, furniture, machinery, vehicles, equipment, or other personal property owned by any third party (the "Leased Personal Property"). River Oaks on or before the Closing will deliver to the Purchaser copies of the leases and agreements listed in
Schedule 4.13. Each of such leases and agreements is in full force and effect and constitutes a legal, valid, and binding obligation of River Oaks, enforceable in accordance with its terms. No consent of any lessor of the Leased Personal Property is required in connection with the transactions contemplated by this Agreement, except as set forth in Schedule 4.13. Except as disclosed in Schedule 4.13, there is not any existing default or event which, after notice or lapse of time, or both, would constitute a default or result in a right to accelerate or loss of rights as to the Leased Personal Property. None of the Assets is subject to any lease other than as set forth in Schedule 4.13 or Schedule 4.16.

4.14     ab     Section.  Developed Real Property.   Schedule 4.14 lists
and sets forth the legal description of each parcel of Developed Real Property in which River Oaks or any entity owned in whole or in part by River Oaks owns an interest. For purposes of this Agreement, Developed Real Property is real property, owned in whole or in part by River Oaks or any entity owned in whole or in part by River Oaks, which (a) has all necessary access to and from public highways, streets, and roads and for which no pending or threatened proceeding or other fact or condition exists that could limit or result in the termination of such access and (b) (i) is or can be connected to and, where applicable, serviced by electric, gas, sewage or septic, storm sewers, telephone, and public or private water facilities, and, when so connected, will be in compliance in all material respects with all applicable laws and
(ii) for which all applicable installation and connection charges have been paid in full. Developed Real Property shall not include Undeveloped Property, Land Contract Property and Option Real Property (as those terms are defined
below).    Except  as set forth on Schedule 4.14, Developed Real Property is
Substantially Complete. For purposes of this Agreement, "Substantially Complete" means that each and all of the requirements listed below have been met with respect to the Developed Real Property and each lot contained therein (a "Lot" or "Lots"):

(a)        ab     Final subdivision plats have been approved by all applicable governmental authorities and recorded in the official records of the county, municipality or applicable governmental authority;

(b) ab Final acceptance letters have been issued by the appropriate governmental authority which evidence that such authority has accepted for permanent maintenance all the streets, water lines, sanitary sewer, and storm sewers for the Lots;

(c)          ab      The appropriate governmental authority has certified that
operable  water  and  sewer  taps  are  available  to  each  of  the  Lots;

(d) ab The buildable portion of each Lot is not located in a "Special Flood Hazard Area" pursuant to the applicable Federal Insurance Rate Map or the 100 year flood elevation as designated by the U.S. Army Corps of Engineers, the Federal Emergency Management Agency, or any applicable state agency;

(e)         ab     Rough grading of the Lots has been completed to assure that there is sufficient drainage to eliminate the need for major benching or filling in order to render the Lots buildable; and

(f)          ab      The appropriate governmental authority has certified that
building permits are obtainable for the construction of single-family or multifamily homes on the Lots.

4.15         ab     Section.  Undeveloped Real Property.   Schedule 4.15
lists and sets forth the legal description (or such other description legally sufficient to identify the subject property) of each parcel of Undeveloped Real Property in which River Oaks or any entity owned in whole or in part by River Oaks owns an interest (the "Undeveloped Real Property"). For purposes of this Agreement, "Undeveloped Real Property" shall be defined as all real property which is not Developed Real Property, Land Contract Property or
Option  Real  Property.    Except  as  set  forth on Schedule 4.15, no fact,
condition or restriction could preclude or prevent the Undeveloped Real Property from (a) having all necessary access to and from public highways, streets, and roads or (b) being connected to and, where applicable, serviced by electric, gas, sewage or septic, telephone, and public or private water
facilities.    Except  as set forth on Schedule 4.15, River Oaks has secured all easements and public dedications necessary to connect the utilities referenced above from their current locations to the boundary of each parcel of Undeveloped Real Property as such boundaries currently exist.

4.16     ab     Section.  Real Property Leases.   Schedule 4.16 contains
a  list  and  brief  description  of  all  written  and  oral    agreements,
arrangements, contracts, commitments, leases or usufructs (each, a "Real Property Lease") pursuant to which River Oaks or any entity owned in whole or in part by River Oaks is the lessor or the lessee (or has an equivalent interest in the case of usufructs or other arrangements which may not be leases under applicable law) of any real property (the "Leased Real Property"). As to each Real Property Lease, (a) River Oaks has not delivered or received notice that any breach or event of default exists, and (b) no condition or event has occurred that with the giving of notice, the lapse of time, or both would constitute a breach or event of default by River Oaks or any other Person.

4.17          ab          Section.    Land  Contracts.

(a)     ab     Schedule 4.17(a) contains a list and brief description of all written and oral agreements, arrangements, contracts, and commitments pursuant to which River Oaks or any entity owned in whole or part by River Oaks (i) is obligated to purchase any developed or undeveloped real property (the "Land Contract Property"), or (ii) possesses an option to acquire any developed or undeveloped real property (the "Option Real Property") as of the date hereof.
 Schedule 4.17(a) also sets forth the legal description of each parcel of Land Contract Property and Option Real Property, or such other description legally sufficient to identify the subject property.

(b) ab Each parcel of developed real property included in the Land Contract Property or Option Real Property, when and if purchased, will satisfy all of the representations and warranties set forth herein concerning the Developed Real Property. Each parcel of undeveloped real property included in the Land Contract Property or Option Real Property, when and if purchased, will satisfy all of the representations and warranties set forth herein concerning the Undeveloped Real Property.

(c)     ab     Schedule 4.17(c) sets forth all letters of intent and similar proposals relating to the purchase of real property by River Oaks or any entity owned in whole or in part by River Oaks which have not expired or been terminated.

4.18          ab          Section.    Real  Property  Generally.

(a)     ab     Good and Marketable Title.  River Oaks or any entity owned in whole or in part by River Oaks has good and marketable title in fee simple to or a valid leasehold interest in its Developed Real Property, Undeveloped Real Property, Leased Real Property, Land Contract Property and Option Real Property (collectively, the "Real Property"), except as set forth on Schedule 4.18(a) and except that River Oaks or any entity owned in whole or in part by River Oaks will not acquire such title to its Land Contract Property and Option Real Property until the acquisition thereof. The Real Property constitutes all of the real property which River Oaks or any entity owned in whole or in part by River Oaks owns or has a right to acquire or in which River Oaks or any entity owned in whole or part by River Oaks otherwise has an interest, except for any easements, rights of way, covenants, servitude, licenses, or other interests, whether arising by contract, statute, regulation, common law, equity, or otherwise which are appurtenant to any Real Property.

(b)          ab      No Breach or Default.  Except as set forth in Schedule
4.18(b),  River  Oaks    has not given nor has it received any written notice
that a breach or an event of default exists under or with respect to any agreement, arrangement, contract, covenant, condition, deed, deed of trust, right-of-way, easement, mortgage, restriction, survey, title insurance policy, and other document granting River Oaks title to or an interest in or otherwise affecting the Real Property, and, to the knowledge of River Oaks and the each Stockholder, no condition or event has occurred that with the giving of notice, the lapse of time, or both would constitute a breach or event of default of any such agreement or document, by River Oaks or any other Person.

(c)     ab     No Condemnation.  No condemnation, eminent domain, or similar proceeding exists, is pending or, to the knowledge of River Oaks and the Stockholders, is threatened with respect to, or that could affect, any Real Property or its development or the construction, marketing, or sale of dwellings situated thereon or the insurability or marketability of the title thereto.

(d)      ab     Compliance with Laws.  The buildings and improvements on and the subdivision of the Real Property do not violate (i) any applicable law, including any building, set-back, or zoning law, ordinance, regulation, or statute, or other governmental restriction in the nature thereof, or (ii) any enforceable restrictive covenant affecting any such property.

(e)     ab     Parties in Possession.  There are no parties in possession of any portion of the Real Property as lessees, tenants at sufferance, or trespassers, except for rightful possessors of the Option Real Property, the Leased Real Property, or the Land Contract Property.

(f)     ab     Site Obligations.  Except as set forth on Schedule 4.18(f), no Real Property is subject to any condition or obligation to any governmental entity or other Person requiring the owner or any transferee thereof to donate land (except for incidental rights of way), money or other property or to make off-site public improvements.

(g)      ab     Assessments.  No developer-related charges or assessments by any public authority or any other Person for public improvements or otherwise made against the Real Property are unpaid (other than those set forth on the Interim Balance Sheet or incurred since the date thereof in the ordinary course of business consistent with past practices), including without limitation those for construction of sewer lines, water lines, storm drainage systems, electric lines, natural gas lines, streets (including perimeter streets), roads and curbs, excluding homeowner association dues, utility connection fees, and per lot impact fees.

(h)          ab     Subdivision Standards.  Except as set forth on Schedule
4.18(h), the Real Property and all lots included therein conform to the appropriate governmental authority's subdivision standards, and there is no material impediment to subdivision approval for the Undeveloped Real Property, such approval to allow development of the Undeveloped Real Property for construction and sale of single-family and multifamily homes at the density and materially in the manner in which River Oaks currently anticipates building thereon.

(i)       ab     Moratoria.  There is no moratorium applicable to any of the
Real  Property, to the extent River Oaks plans further development thereof, on
(i) the issuance of building permits for the construction of condominiums or houses, or certificates of occupancy therefor, or (ii) the purchase of sewer or water taps to the extent River Oaks plans or is required to rely on public water or sewer facilities.

(j)        ab     Construction Conditions.  Except as set forth on Schedule
4.18(j), each of the lots included in the Developed Real Property, developed real property included in the Land Contract Property and developed real property included in the Option Real Property is stable and otherwise suitable for the construction of a residential structure by customary means and without extraordinary site preparation measures.

(k)          ab        Certain Prior Uses.  Except as set forth on Schedule
4.18(k), none of the Real Property has a gravesite that will materially impede the development of residential homes or condominiums and no permanent structures have been constructed on a fill or borrow area in a manner that materially adversely affects River Oaks' intended use thereof or that does not comply with any applicable law.

(l)     ab     Claims.  Except as set forth on Schedule 4.18(l), no action described in Section 4.11 is pending or, to the knowledge of River Oaks and the Stockholders, threatened against River Oaks with respect to any of the Real Property. All of the Real Property is in compliance with all applicable zoning and subdivision ordinances and none of the development-site preparation and construction work performed on the Real Property has concentrated or diverted surface water or percolating water improperly onto or from the Real Property in a manner that affects River Oaks' present or intended use thereof or the value of the Real Property.

(m)          ab        Third Party Rights.  Except as set forth on Schedule
4.18(m), River Oaks has not granted to any Person any contract or other right to the use of any portion of the Real Property or to the furnishing or use of any facility or amenity on or relating to the Real Property, other than sales contracts in the ordinary course of business.
(n)        ab     Zoning.  Except as set forth on Schedule 4.18(n), all of
the Real Property is zoned to permit single-family or multifamily home construction and occupancy thereon.

4.19          ab          Section.    Homeowner  Associations.

(a)     ab     Schedule 4.19 sets forth a list of all homeowner associations in which River Oaks or any entity owned in whole or part by River Oaks has or has had declarant rights (the "Homeowner Associations") and all amounts owing between River Oaks or any entity owned in whole or part by River Oaks on the one hand and the Homeowner Associations on the other.

(b)         ab     Except as set forth on Schedule 4.19, (i) all restrictive
covenants and other documents used by River Oaks or any entity owned in whole or part by River Oaks in connection with the creation and operation of the Homeowner Associations (A) in which River Oaks or any entity owned in whole or part by River Oaks previously had declarant rights complied in all materials respects with applicable laws at the time the same were promulgated, and (B) in which River Oaks or any entity owned in whole or part by River Oaks currently has declarant rights currently comply in all material respects with applicable laws, and (ii) all disclosures and deliveries of information and documents required by applicable laws as to such Homeowner Associations and their creation and operation have been materially complied with.

(c) ab To the knowledge of River Oaks and the Stockholders, no other claims exist by a Homeowner Association against River Oaks or any entity owned in whole or part by River Oaks, and each Homeowner Association has been operated, so long as River Oaks or any entity owned in whole or part by River Oaks has participated therein, in accordance with applicable laws.

4.20      ab     Section.  Environmental Compliance.   Except as set forth
in  Schedule  4.20:

(a) ab River Oaks and each entity owned in whole or part by River Oaks has at all times complied with all applicable Environmental Requirements in its operation, development, construction and disposition of the Real Property.
 Further, to the knowledge of River Oaks and the Stockholders, no current or previous owner of any Real Property violated any Environmental Requirements;

(b) ab No Hazardous Material has ever been generated, manufactured, refined, used, transported, treated, stored, handled, disposed, transferred, produced, or processed at, to, from or on any Real Property and no Hazardous Material has ever been incorporated into any Real Property;

(c) ab There are no existing or, to the knowledge of River Oaks and the Stockholders, potential Environmental Claims relating to any Real Property, and neither River Oaks nor any entity owned in whole or part by River Oaks has received any notification, nor does it or any Stockholder have any knowledge of, any alleged, actual, or potential responsibility for any disposal, release, or threatened release at any location of any Hazardous Material generated at or transported from any Real Property by or on behalf of
 River  Oaks  or  any  entity  owned  in  whole  or  part  by  River  Oaks;

(d) ab (i) No underground storage tank or other underground storage receptacle (or associated equipment or piping) for Hazardous Materials is currently located at or on any Real Property and there have been no releases of any Hazardous Materials from any such underground storage tank or related piping at any time prior to the Closing; and (ii) there have been no releases (i.e., any past or present releasing, spilling, leaking, pumping, pouring, emitting, emptying, discharging, injecting, escaping, leaching, disposing, or dumping) of Hazardous Materials at, on, to, or from any Real Property;

(e)      ab     There are no PCBs or friable asbestos located or contained at, on,  or  in  any  Real  Property;

(f) ab No Lien has been imposed on any Real Property by any federal, state, local, or foreign governmental agency or authority due to either the presence of any Hazardous Material on, off, or in the Real Property or a violation of any Environmental Requirement;

(g) ab Neither River Oaks nor any entity owned in whole or part by River Oaks has received any notices issued pursuant to the citizen's suit provision of any Environmental Requirement relating to any Real Property;

(h) ab Neither River Oaks nor any entity owned in whole or part by River Oaks has received any request for information, notice, demand, letter, administrative inquiry, formal or informal complaint, or claim with respect to any Environmental Conditions or violation of any Environmental Requirement relating to any Real Property;

(i)          ab          There have been no environmental investigations, site
assessments or audits, or soil or groundwater sampling conducted at any Real Property by River Oaks or any entity owned in whole or part by River Oaks, or, to River Oaks' and the Stockholders'knowledge, by any other Person.

(j) ab None of the Real Property on which River Oaks or any entity owned in whole or part by River Oaks intends to construct a residential dwelling is located within a "critical," "preservation," "conservation" or similar type of area which will affect the present development plans therefor.
 No wetlands exist which will restrict development of any of the Real Property as contemplated by River Oaks or any entity owned in whole or part by River Oaks nor render the cost of its development of any Real Property materially in excess of River Oaks' budget therefor. No portion of the Real Property which River Oaks or any entity owned in whole or part by River Oaks has developed or intends to develop for residential lots and dwellings is situated within a "noise cone" such that the Federal Housing Administration will not approve mortgages due to the noise level classification of such real property. Any Real Property which cannot be developed in accordance with its official development plan and preliminary plot without materially increasing development costs above those contemplated by River Oaks or any entity owned in whole or part by River Oaks or materially delaying construction shall be listed on Schedule 4.20.

4.21          ab          Section.    Contracts.

(a)          ab     Schedule 4.21(a) lists all material contracts and leases
(other than those described in Schedule 4.13, Schedule 4.16 and Schedule 4.17(a)), including all amendments thereto, to which River Oaks is a party (all the contracts, leases and amendments thereto listed on 4.13, 4.16, Schedule 4.17(a) and 4.21(a) are defined as the "Contracts") including, but not limited to all;

(1)     ab     Loans, lines of credit, letters of credit, security agreements, pledges, mortgages, hypothecations, loan agreements, guaranties, or other payment or collateral obligations;

(2)          ab          Agreements  of  guaranty  or  indemnification;

(3)     ab     Agreements, contracts, and commitments containing any covenant, condition, or promise limiting the right of River Oaks to engage in any activity or compete with any Person;

(4)          ab        Written employment agreements, contracts, policies, and
commitments with or between River Oaks and any of its employees, directors, or officers, including without limitation those relating to severance;

(5)          ab         Material written agreements with employees as a group;

(6)          ab     Contracts with subcontractors and other service providers;

(7)       ab     Contracts with suppliers and vendors of parts, equipment, and other  items  used  by  River  Oaks  in  the  ordinary course of business; and

(8)          ab          Joint  venture  or  partnership  agreements.
(b) ab All of the Contracts are valid and binding obligations of River Oaks, are enforceable in accordance with their respective terms, are in full force and effect and, except as otherwise specified in Schedule 4.21(a), will continue in full force and effect without the consent of any other party so that, after the Closing, the Purchaser will be entitled to the full benefits thereof. Except as set forth in Schedule 4.21(b), (i) none of the Contracts contain any provision that is triggered by any of the transactions contemplated by this Agreement; (ii) none of the Contracts contain a provision imposing a penalty if any of the amounts due thereunder are prepaid; (iii) there is not any existing default or, to the knowledge of River Oaks and the Stockholders, event which, after notice or lapse of time, or both, would constitute a default or result in a right to accelerate or loss of rights;
(iv) to the knowledge of River Oaks and the Stockholders, none of the material suppliers, vendors, subcontractors or service providers used by River Oaks has, or intends to, terminate or change significantly its relationship with River Oaks. Copies of the Contracts in written form have been delivered or will be delivered to the Purchaser prior to the Closing.

4.22       ab     Section.  Accounts and Notes Receivable.   River Oaks on
or before the Closing will deliver to the Purchaser a list of Accounts Receivable owing to River Oaks from its customers and all other parties as of the date of Closing with such list to be set forth in Schedule 4.22. Such list shall include the amount of the obligation, date the obligation was created, date when the obligation is due, and any applicable penalties or discounts. Neither River Oaks nor any Stockholder has any knowledge of any facts or circumstances which will interfere with the collection of Accounts Receivable in accordance with their terms.

4.23      ab     Section.  Permits.   River Oaks possesses all franchises,
licenses, permits, certificates, approvals, consents, clearances, notifications, registrations, and other authorizations necessary to conduct its business operations as now conducted (the "Permits"). Except as provided in Schedule 4.23, all builder's permits are freely transferable and will continue in full force and effect without the consent of any other party so that, after the Closing, the Purchaser will be entitled to the full benefits of any such builder's permits.

4.24      ab     Section.  Intellectual Property.   Except as set forth in
Schedule 4.24, River Oaks owns or has the right to use all corporate names, trade names, trademarks, service marks, mailing lists, copyrights, works of art, trade secrets, computer programs, know-how, proprietary processes and formulae, technology and all other proprietary technical information, whether patentable or unpatentable, and all applications and registrations of the foregoing (collectively, "Intellectual Property"), necessary to conduct the business of River Oaks as presently operated. Schedule 4.24 also contains a list and brief description of (i) all Intellectual Property in written form which has been registered with any state trademark office, with the U.S. Patent and Trademark Office or with the U.S. Copyright Office and (ii) all computer programs having a cost to River Oaks in excess of One Thousand Dollars ($1,000.00) per copy. Except as set forth in Schedule 4.24, each copyright claimed to be owned by River Oaks relating to a work of art created prior to January 1, 1978 has been properly registered by River Oaks claiming ownership with the U.S. Copyright Office. Except as set forth in Schedule 4.24, River Oaks is not infringing upon or otherwise acting adversely to, or engaging in the unauthorized use or misappropriation of, any Intellectual Property, rights of publicity, or rights of privacy which are owned by any other Person, and there is no claim or action by any such Person pending or threatened with respect thereto.

4.25          ab     Section.  Labor Relations: Employees.   As of May 29,
1998, River Oaks employed no employees. As of the Closing Date, except as set forth in Schedule 4.25:

(a) ab River Oaks has paid in full or accrued to all of its employees all wages, salaries, commissions, bonuses, fringe benefit payments, and all other direct and indirect compensation of any kind for all services performed by them and each of them to the date hereof;

(b)          ab       River Oaks is in compliance with (i) all federal, state,
county, and local laws, ordinances, and regulations dealing with employment and employment practices of any kind, and (ii) all wages and hours requirements and regulations;

(c)          ab          There  is  no  unfair labor practice, safety, health,
discrimination, or wage claim, charge, complaint, or suit pending or threatened against or involving River Oaks before the National Labor Relations Board, Occupational Safety and Health Administration, Equal Employment Opportunity Commission, Department of Labor, or any other federal, state, county or local agency;

(d)      ab     There is no labor dispute, strike, work stoppage, interference with production, or slowdown in progress, threatened against, or involving River Oaks;

(e)     ab     There is no question of representation under the National Labor
Relations Act, as amended, or any state equivalent thereof, pending with respect to the employees of River Oaks;

(f)      ab     There is no grievance pending or threatened which might have a material adverse effect on River Oaks, or on the conduct of the business of River Oaks;

(g) ab There exists no collective bargaining agreement to which River Oaks is a party, and there is no collective bargaining agreement currently being negotiated, subject to negotiation, or renegotiation by River Oaks; and

(h)          ab      There is no dispute, claim, or proceeding pending with or
threatened by the Immigration and Naturalization Service with respect to River Oaks.

4.26          ab          Section.    Employee  Benefit  Plans.

(a)          ab       Schedule 4.26, attached hereto and made a part hereof,
contains a list of each (i) employee welfare benefit plan (as defined in Section 3(1) of ERISA (hereinafter referred to as "Employee Welfare Benefit Plan") and (ii) employee pension benefit plan (as defined in Section 3(2) of ERISA) (hereinafter referred to as "Employee Pension Benefit Plan"), (A) which was maintained or administered by River Oaks immediately prior to the Closing,
(B) to which River Oaks contributed to, or was legally obligated to contribute to immediately prior to the Closing, or (C) under which River Oaks had any liability immediately prior to Closing, with respect to its current or former employees or independent contractors. Solely for purposes of this Section 4.26, the Employee Welfare Benefit Plans and Employee Pension Benefit Plans are collectively referred to as "Employee Benefit Plans" and individually referred to as an "Employee Benefit Plan".

(b)      ab     River Oaks on or before the Closing will provide the Purchaser with  true  and  correct  copies  of  (i) all Employee Benefit Plans listed on
Schedule 4.26, including all amendments thereto, and (ii) the most recent summary plan description for each Employee Benefit Plan.

(c) ab Each of the Employee Benefit Plans is in compliance in all material respects with the applicable provisions of ERISA and those provisions of the Code applicable to the Employee Benefit Plans, and each Employee
Benefit Plan intended to be qualified under section 401(a) of the Code is so qualified. None of the Employee Benefit Plans is subject to Title IV of ERISA or to section 412 of the Code. All contributions to, and payments from, the Employee Benefit Plans which may have been required to be made in accordance with the Employee Benefit Plans or the Code have been timely made. Each of the Employee Benefit Plans has been administered at all times in all material respects in accordance with its terms. There are no pending investigations by any governmental agency involving the Employee Benefit Plans, no termination proceedings involving the Employee Benefit Plans, and no threatened or pending claims (except for claims for benefits payable in the normal operation of the Employee Benefit Plans), suits, or proceedings against any Employee Benefit Plan or assertion of any rights or claims to benefits under any Employee Benefit Plan. All IRS/DOC Form 5500s for each Employee Benefit Plan have been timely filed.

(d) ab No Employee Benefit Plan fiduciary has engaged in a "prohibited transaction" (as that term is defined in section 4975 of the Code or section 406 of ERISA) which could subject any Employee Benefit Plan to the tax or penalty on prohibited transactions imposed by section 4975 or the sanctions imposed under Title I of ERISA.

(e) ab River Oaks is not obligated to contribute to any multi-employer plan (as defined in ERISA Section 3(37)).
(f)          ab          River  Oaks has complied with the requirements of the
Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (hereinafter referred to as ("COBRA")) and the rules and regulations thereunder. Each Stockholder shall be solely responsible and liable for providing any and all benefits to employees or others (or their covered dependents) of River Oaks required under COBRA arising from any qualifying event as defined under Code Section 4980B(f)(3) and ERISA Section 603 occurring on or before Closing.

4.27         ab     Section.  Warranty Liability.   Except as set forth in
Schedule 4.27, River Oaks has not (a) incurred any costs in regard to any Warranty Liability at any time, (b) has been notified, in writing or orally, of any pending or potential Warranty Liability which has arisen or may arise in the future, nor (c) has any reason to anticipate any pending or potential Warranty Liability.

4.28          ab     Section.  Conduct of the Corporation Since the Interim
Balance  Sheet  Date.    Since the Interim Balance Sheet Date, River Oaks has
not:

(a) ab incurred any liability, other than liabilities incurred in the normal and ordinary course of business consistent with past practice, or discharged or satisfied any Lien or paid any liability, other than in the normal and ordinary course of business consistent with past practice, or failed to pay or discharge when due any liabilities of which the failure to pay or discharge has caused or will cause any material damage or risk of material loss to it or any of its Assets;

(b) ab sold, encumbered, assigned or transferred any Asset which would have been included in the Assets, except for the sale of single family or multi-family homes in the normal and ordinary course of business consistent with past practice;

(c)       ab     created, incurred, assumed or guaranteed any indebtedness for borrowed money, or mortgaged, pledged or subjected any of its Assets to any Lien;

(d) ab made or suffered any amendment or termination of any material agreement, contract, commitment, lease or plan to which it is a party or by which it is bound, or cancelled, modified or waived any substantial debt or claim held by it or waived any right of material value, whether or not in the normal and ordinary course of business consistent with past practice;

(e) ab declared, set aside or paid any dividend or made or agreed to make any other distribution or payment in respect of the Securities of River Oaks Shares or issued, redeemed, purchased or otherwise acquired or agreed to issue, redeem, purchase or acquire any of its shares or any other securities;

(f)          ab       suffered any damage, destruction or loss, whether or not
covered by insurance, (i) materially and adversely affecting its business, operations, Assets or prospects or (ii) of any item or items carried on its books of account individually or in the aggregate at more than $5,000, or suffered any repeated, recurring or prolonged shortage, cessation or interruption of supplies or utility or other services required to conduct its business and operations;

(g) ab made commitments or agreements for capital expenditures or capital additions or betterments exceeding in the aggregate $5,000, except such as may be involved in ordinary repair, maintenance or replacement of its Assets;

(h) ab increased the salaries or other compensation of, or made any advance (excluding advances for ordinary and necessary business expenses) or loan to, any of its employees or made any increase in, or any addition to, other benefits to which any of its employees may be entitled;

(i) ab instituted, granted or modified in any respect any (i) bonus, incentive compensation, service award or other like benefit granted, made or accrued, contingently or otherwise, for or to the credit of any personnel engaged in the business of River Oaks, (ii) Employee Benefit Plan, retirement plan, profit-sharing plan or similar payment or arrangement made or agreed to by River Oaks for any personnel engaged in the business of River Oaks other than in the normal and ordinary course of business consistent with past practice, or (iii) new employment agreement with any personnel engaged in the business of River Oaks to which River Oaks is a party;

(j)      ab     changed any of the accounting principles followed by it or the methods  of  applying  such  principles;

(k)          ab      entered into any transaction other than in the normal and
ordinary  course  of  business  consistent  with  past  practice;  or

(l)          ab          suffered any material adverse change in its business,
operations,  Assets,  prospects  or  condition  (financial  or  otherwise).

4.29          ab     Section.  Outstanding Debt and Related Matters.   All
outstanding  Debt  of  River  Oaks  is set forth on Schedule 4.29 ("Existing
Debt").    There  exists  no  default  under  the provisions of any instrument evidencing  such Existing Debt or of any agreement relating thereto, except as
listed  on  Schedule  4.29.    Neither  River  Oaks  nor any Stockholder has
guaranteed any obligation of any Person, and except as listed on Schedule 4.29, neither the Stockholders nor any other Person has guaranteed any obligation of River Oaks, including obligations with respect to Existing Debt.

4.30      ab     Section.  Power of Attorney.   Schedule 4.30 contains a
list of the names of all Persons holding general or special written powers of attorney from River Oaks and a summary of the terms thereof.

4.31      ab     Section.  Absence of Certain Business Practices.   Except
as set forth on Schedule 4.31, within the 10 years immediately preceding the date of this Agreement, neither River Oaks, the Stockholders nor the personnel or other Persons acting on behalf of any of them has given or agreed to give, directly or indirectly, any gift or similar benefit to any customer, supplier, governmental employee, or other Person who is or may be in a position to help or hinder the business of River Oaks (or assist River Oaks in connection with any actual or proposed transaction relating to its Business), which might subject River Oaks to any damage or penalty in any civil, criminal, or governmental litigation or proceeding or which, if not continued in the future, may have a material adverse effect on its business.

4.32      ab     Section.  Minute Book and Stock Record Book.   The minute
books of River Oaks contain complete and accurate records of all official meetings and other official corporate actions of its stockholders and board of directors, including committees of the board of directors. The stock record book of River Oaks, contains a complete and accurate record of all transactions involving equity securities issued by it. All other material books and records of River Oaks are complete and accurate in all material respects.

4.33          ab       Section.  Directors and Officers.   Schedule 4.33
attached hereto identifies all of the directors and officers of River Oaks on the date hereof.

4.34        ab     Section.  S Corporation Status.   River Oaks is a small
business corporation within the meaning of Section 1361 of the Code and has had in effect since its initial date of incorporation a valid election to be treated as an "S" corporation for federal income tax purposes under the Code and in the jurisdictions listed on Schedule 4.34, and neither River Oaks nor any Stockholder has taken or caused or permitted to be taken any action that would have caused a termination of any such S election for any period.

4.35        ab     Section.  Investment Intent.   Each Stockholder, who is
entitled to Consideration Shares pursuant to Section 3.01, is acquiring the Consideration Shares to which he may entitled pursuant to Section 3.01, for his own account for the purpose of investment and not with a view to, or for sale in connection with, any distribution thereof within the meaning of the Securities Act. Each Stockholder, who is entitled to Consideration Shares pursuant to Section 3.01, acknowledges and agrees that the certificates representing the Consideration Shares shall bear a legend in substantially the following form:

"THE SHARES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY STATE OR FOREIGN SECURITIES LAWS AND MAY NOT BE OFFERED, SOLD OR TRANSFERRED EXCEPT IN COMPLIANCE THEREWITH."

4.36       ab     Section.  Access to Information.   Each Stockholder, who
is entitled to Consideration Shares pursuant to Section 3.01, has received and reviewed a copy of Crossmann's Annual Report on Form 10-K for the fiscal year ending December 31, 1997 and the proxy statement relating to Crossmann
1998 Annual Meeting of Stockholders. Each Stockholder who is entitled to Consideration Shares pursuant to Section 3.01 has had an opportunity to the ask questions of, and receive answers from, the management of Crossmann concerning the operations and financial condition of Crossmann and its business to make an informed decision to invest in the Consideration Shares.

4.37      ab     Section.  Accredited Investor.   Each Stockholder, who is
entitled to Consideration Shares pursuant to Section 3.01, is an "accredited investor" as the term is defined by Rule 501 of Regulation D promulgated by the Commission.

4.38          ab      Section.  Sophistication of Each Stockholder.   Each
Stockholder, who is entitled to Consideration Shares pursuant to Section 3.01, has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of an investment in the Consideration Shares and has been advised by professional advisors, including attorneys and accountants, with respect to all aspects of owning the Consideration Shares, including the impact of all relevant securities and tax laws on such ownership.

4.39     ab     Section.  Letters of Intent and Sale Discussions.   Except
for the Letter of Intent by and between Crossmann, Pinehurst Entities, River Oaks, True Blue, James T. Callihan, Ralph R. Teal, Jr., Jeffrey H. Skelley, and H. Gilford Edwards, dated April 1, 1998, River Oaks has not entered into any binding letter of intent nor other agreement pursuant to which River Oaks has agreed to merge or consolidate, in whole or in part, with any other Person, sell or exchange any of the stock of River Oaks, or sell, transfer, or assign any asset of River Oaks, except for sales of residential homes or condominiums made in the ordinary course of business.

4.40         ab     Section.  Distributions.   River Oaks has not made any
distributions  to  its  Stockholders  since  April  30,  1998.

4.41       ab     Section.  Closings.   River Oaks has not closed the sale
of  any  multifamily  unit  since  April  30,  1998.

4.42     ab     Section.  Brokers Commissions.   With the exception of the
fee owed to Michael P. Kahn & Associates, LLC, neither River Oaks, Stockholder nor any Person acting on behalf of River Oaks or any Stockholder has agreed to pay a commission, finder's fee or similar payment in connection with this Agreement or any matter related hereto to any Person. The Stockholders shall be responsible for and shall pay all amounts owed to Michael P. Kahn & Associates, LLC.

4.43          ab          Section.    Due Diligence.   With respect to all
representations and warranties which are qualified "to the knowledge of River Oaks and/or the Stockholders," "known to River Oaks and/or the Stockholders," or words of similar import, River Oaks and the Stockholders each have made reasonable investigation of the subject matter of the representation of warranty and, where appropriate, conferred with appropriate personnel and/or examined appropriate documents.

4.44        ab     Section.  Disclosure.   This Agreement and the Exhibits
and Schedules attached hereto do not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements contained herein or therein not misleading.

4.45       ab     Section.  Survival.   All representations and warranties
contained  in this Agreement, except those in Sections 4.07, 4.10, 4.20,
4.26 and 4.34 shall survive the execution, delivery, and performance hereof for a period of three (3) years after the Closing Date, provided, however, that the representations contained in Section 4.07 shall survive indefinitely, provided, further, that the representations contained in
Section 4.10, Section 4.26 and Section 4.34 shall survive for so long as the applicable statute of limitations; and, provided, further, that the representations contained in Section 4.20 relating to environmental matters shall survive for so long as any environmental regulatory authority shall have the power to make any claim, assessment or reassessment with respect thereto.

4.46     ab     Section.  Other Limitations.   The Operating Stockholders'
liability for a breach of a representation or warranty contained in this Agreement shall be limited as provided for in Section 6.09.

                               V     abARTICLE

               REPRESENTATIONS AND WARRANTIES OF THE PURCHASER

     As a material inducement to River Oaks and the Stockholders to enter into this Agreement and to consummate the transactions contemplated by this Agreement, the Purchaser represents and warrants to River Oaks and the Stockholders that:

5.01        ab     Section.  Authority: Consent.   Each of the Company and
Crossmann has the full capacity, right, power, and authority to enter into, execute, and deliver this Agreement, to consummate the transactions contemplated by this Agreement and to comply with and fulfill the terms and conditions of this Agreement. The execution and delivery of this Agreement by the Company and Crossmann and the consummation by the Company and Crossmann of the transactions contemplated herein have been duly and validly authorized by all necessary actions on the part of the boards of directors of the Company and Crossmann. This Agreement constitutes a valid and binding obligation of the Company and Crossmann, enforceable against each of them in accordance with its terms and conditions, subject as to enforcement to applicable bankruptcy, insolvency, reorganization, and other similar laws of general applicability relating to or affecting creditors rights generally. No further action is necessary by the Company or Crossmann to make this Agreement valid and binding upon the Company and Crossmann and enforceable against the Company and Crossmann in accordance with the terms hereof or to carry out the transactions contemplated hereby. Neither the execution and delivery of this Agreement, nor the consummation of the transactions contemplated hereby, nor compliance by the Company and Crossmann with any of the provisions of this Agreement will:

(a) ab Conflict with, violate, result in a breach of, constitute a default under (or an event which, with notice or lapse of time or both, would constitute a default), or give rise to any right of termination, cancellation, or acceleration under any of the terms, conditions or provisions of any note, Lien, bond, mortgage, indenture, license, lease, contract, commitment, agreement, understanding, arrangement, restriction, or other instrument or obligation to which either the Company or Crossmann is a party or by which the Company, Crossmann or any of their respective properties or assets may be bound;

(b) ab Violate any law, rule, or regulation of any government or governmental agency or body, or any judgment, order, writ, injunction, or decree of any court, administrative agency, or governmental agency or body applicable to the Company, Crossmann or any of their respective properties, assets, outstanding shares or other securities; or

(c) ab Constitute an event which, with or without notice, lapse of time, or action by a third party, could result in the creation of any Lien upon any of the assets or properties of the Company or Crossmann, or cause the maturity of any liability, obligation, or debt of the Company or Crossmann to be accelerated or increased.

5.02       ab     Section.  Consents and Approvals.   Except as set out in
Schedule 5.02, the execution and delivery of this Agreement by the Company and Crossmann and the consummation by the Company and Crossmann of the transactions contemplated hereby will not require any notice to, or consent, authorization, or approval from any court or governmental authority or any other third party. Any and all notices, consents, authorizations, and approvals set forth in Schedule 5.02 have been made and obtained.

5.03          ab      Section.  Corporate Organization.   The Company is a
corporation duly incorporated, validly existing and in good standing under the laws of the State of North Carolina and is a wholly-owned subsidiary of Crossmann. Crossmann is a corporation incorporated and validly existing under the laws of the State of Indiana, for which the most recent required annual report under Indiana Business Corporation Law has been filed with the Indiana Secretary of State, and for which no Articles of Dissolution appear as filed with the Indiana Secretary of State's records.

5.04        ab     Section.  SEC Documents and Other Reports.    Crossmann
has filed all periodic reports required to be filed by it with the Commission (the "SEC Documents"). As of their respective dates, the SEC Documents complied in all material respects with the requirements of the Securities Act or the Exchange Act, as the case may be, and none of the SEC Documents contained any untrue statement of a material fact or omitted to state any material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. The consolidated financial statements of Crossmann included in the SEC Documents complied as to form in all material respects with the applicable accounting requirements and the published rules and regulations of the Commission with respect thereto, have been prepared in accordance with generally accepted accounting principals (except, in the case of the unaudited statements, as permitted by Form 10-Q of the Commission) consistently applied throughout the periods involved (except as may be indicated therein or in the notes thereto) and fairly present the consolidated financial position, results of operations and cash flows of Crossmann and its consolidated subsidiaries as of the dates or for the periods indicated therein, subject, in the case of the unaudited statements, to normal year-end audit adjustments and the absence of footnote disclosure. Since December 31, 1997, the Acquiror has not made any change in the accounting practices or policies applied in the preparation of its financial statements.

5.05          ab     Section.  Shares.   The issued and outstanding common
shares  of  Crossmann  are,  and the Consideration Shares when issued will be,
duly  authorized  validly  issued,  fully  paid  and  non-assessable.    The
Consideration Shares will not be issued in violation of any preemptive rights held by any shareholder of Crossmann.


                               VI     abARTICLE

                           [INTENTIONALLY DELETED]


                              VII     abARTICLE

                                    TAXES

7.01      ab     Section.  Preparation of Return.   The Stockholders shall
(at their sole cost and expense) prepare and timely file or cause to be prepared and timely filed all of the federal and state income Tax Returns for River Oaks for all periods ending on or prior to the Closing Date. The Stockholders shall prepare and, if required to do so by applicable law, deliver to the Purchaser for signing and filing any state income Tax Returns of River Oaks with respect to all periods prior to the Closing Date (including any short period) that have not been filed prior to the Closing Date. The Stockholders shall timely pay all Taxes due and payable with respect to all periods ending on or prior to the Closing Date, including but not limited to the transactions contemplated by this Agreement.
7.02          ab         Section.  Cooperation.   The Stockholders and the
Purchaser shall cooperate, and shall cause their respective officers, employees, agents, auditors and representatives to cooperate, in preparing and filing Tax Returns with respect to River Oaks and CCNC, including maintaining and making available to each other all records necessary in connection with Taxes payable with respect to such Tax Returns.

7.03          ab       Section.  Tax Agreements.   Any and all Tax sharing
agreements or practices among or between River Oaks or its affiliates, on the one hand, and any Stockholder, on the other hand, shall be terminated as of the Closing Date.

                              VIII     abARTICLE

              CONDITIONS PRECEDENT TO OBLIGATIONS OF RIVER OAKS
                             AND THE STOCKHOLDERS

     The obligations of River Oaks and the Stockholders to consummate the Merger are subject to the fulfillment, at or before the Closing, of the following conditions, any one or more of which may be waived in writing by River Oaks or the Stockholders in their sole discretion:

8.01     ab     Section.  Performance of the Obligations of the Purchaser.
  The Purchaser shall have performed in all material respects all obligations under this Agreement on or before the Closing Date, the representations and warranties of the Purchaser set forth in Article V shall remain true, correct, and complete in all material respects as of the Closing Date, and River Oaks and the Stockholders shall have received a certificate from the Purchaser to that effect dated the Closing Date and signed by the President or any other duly authorized officer of the Purchaser.

8.02     ab     Section.  Consents and Approvals.   All permits, consents,
waivers, authorizations, and approvals of any governmental or regulatory authority, state or Federal, and of any other Person (including the Purchaser and the shareholder of CCNC) that may be reasonably required in connection with the execution of this Agreement or the effectuation of the transactions contemplated herein shall have been duly obtained and shall be in full force and effect on the Closing Date.

8.03          ab     Section.  No Violation of Orders.   No preliminary or
permanent injunction or other order issued by any court or governmental or regulatory authority, domestic or foreign, that declares this Agreement invalid or unenforceable in any respect or prevents the consummation of the transactions contemplated hereby shall be in effect, and no proceeding relating to any order shall have commenced.

                               IX     abARTICLE

             CONDITIONS PRECEDENT TO OBLIGATIONS OF THE PURCHASER

     The obligations of the Purchaser to consummate the Merger are subject to the fulfillment, at or before the Closing, of the following conditions, any one or more of which the Purchaser may, in its sole discretion, waive in writing.

9.01      ab     Section.  Performance of the Obligations of River Oaks and
the  Stockholders.    River Oaks and the Stockholders shall have performed in
all material respects all obligations under this Agreement on or before the Closing Date, the representations and warranties of River Oaks and the Stockholders set forth in Article IV shall remain true, correct, and complete in all material respects as of the Closing Date, and the Purchaser shall have received a certificate from River Oaks and each Stockholder to that effect dated the Closing Date and signed by the President or any other duly authorized officer of River Oaks and each Stockholder.

9.02     ab     Section.  Completion of Due Diligence.   The Purchaser, in
its sole discretion, shall be satisfied with the results of its due diligence review of River Oaks, and the business operations of River Oaks, including, but not limited to, the information set forth on the Schedules to this Agreement.

9.03      ab     Section.  Consents and Approvals.   All Permits necessary
to conduct the business of River Oaks as now conducted, including any necessary transfer thereof, and all consents, waivers, authorizations, and approvals of any governmental or regulatory authority, state or Federal, and of any other Person (including the Board of Directors and the shareholders of River Oaks), that may be reasonably required in connection with the execution of this Agreement or the effectuation of the transactions contemplated herein, shall have been duly obtained and shall be in full force and effect on the Closing Date. Each party (other than River Oaks) to any of the Contracts specified in Schedule 4.13, Schedule 4.16, Schedule 4.17(a) and Schedule 4.21(a) shall have provided its written consent to the assignment of the Contract to the Purchaser as provided herein, to the extent such consent is required.

9.04          ab     Section.  No Violation of Orders.   No preliminary or
permanent injunction or other order issued by any court or governmental or regulatory authority, domestic or foreign, that declares this Agreement invalid or unenforceable in any respect or prevents the consummation of the transactions contemplated hereby, or which materially and adversely affects the Assets or the financial condition of River Oaks shall be in effect, and no proceeding relating to any order shall have commenced.

9.05       ab     Section.  Title Insurance.   Prior to the Closing, River
Oaks shall have furnished the Purchaser, a commitment for an owner's policy of title insurance satisfactory to the Purchaser in its sole and absolute discretion, issued by a nationally reputable title insurance company (the "Title Company"), and containing the agreement of the Title Company to insure fee simple title to the Real Property (except for the Leased Real Property, the Land Contract Property, and the Option Real Property) in the name of the Purchaser.

9.06      ab     Section.  Employment Agreements.   The Purchaser and each
of Callihan, Teal, Skelley and Edwards shall have entered into an employment agreement in the form of Exhibit 9.06 attached hereto and incorporated herein by this reference (the "Employment Agreements"); provided, however, that Callihan, Teal, Skelley, Edwards and Tony K. Cox will remain employees of Pinehurst Builders and Pinehurst Builders will remain obligated to pay
Callihan, Teal, Skelley, Edwards and Tony K. Cox their appropriate compensation until the Closing Date.

9.07       ab     Section.  Noncompetition Agreements.   The Purchaser and
each of Callihan; Teal; Skelley; Edwards; Callihan, Teal, Skelley & Associates Real Estate Consultants, Inc. ("CTS Real Estate") and South Brunswick Farms, LLC, a South Carolina limited liability company shall have entered into a noncompetition agreement, in the forms attached hereto as Exhibit 9.07(a) and incorporated herein by reference (the "Noncompetition Agreements"). In addition, Tony K. Cox and CTS Real Estate shall have entered into a noncompetition agreement, in the form attached hereto as Exhibit 9.07(b) and incorporated herein by reference (the "Cox Noncompetition Agreement").

9.08         ab     Section.  Satisfaction of Fees and Note and Release.
True Blue, Floyd and Jones shall have entered into an agreement(s), in form and substance, satisfactory to the Purchaser in its sole discretion, that all amounts owed to Floyd and Jones pursuant to that certain agreement dated as of January 17, 1997 by and between True Blue, Floyd and Jones ("F&J Agreement") shall be satisfied upon payment of an aggregate $430,000 to Floyd and Jones and that all amounts, including all principal and all interest, owed to Floyd and Jones pursuant to that certain promissory note, dated January 17, 1997, executed by True Blue in favor of Floyd and Jones ("F&J Note") shall be satisfied upon the payment of an aggregate of $570,000 to Floyd and Jones. True Blue, Floyd, Jones and Jack Jones shall have entered into an agreement pursuant to which such parties agree to release each other from any claims, causes of actions, liabilities or damages that any party may have against another party.

9.09          ab          Section.[INTENTIONALLY  DELETED].

9.10      ab     Section.  Lease.   Beach Vacations and Callihan, Teal and
Skelley Real Estate Partnership shall have entered into a lease in the form of
Exhibit  9.10  attached  hereto  and  incorporated  herein by reference (the
"Lease").

9.11          ab          Section.[INTENTIONALLY  DELETED].

9.12          ab     Section.  Contribution of New Homes Sales Division.
Callihan, Teal and Skelley shall have caused CTS Real Estate to assign the employees and to contribute the assets related to its new homes sales division to Pinehurst Builders (the "CTS Real Estate Contribution") in a transaction which has no negative tax consequences to Pinehurst Builders.

9.13        ab     Section.  True Blue Acquisition and Pinehurst Merger.
All conditions precedent to the Closing of the transactions contemplated by the True Blue Agreement and the Pinehurst Merger Agreement must be satisfied and the closing of such transactions shall occur simultaneously with the transactions contemplated by this Agreement.

9.14         ab     Section.  CTS Acquisitions, Inc. and Callihan, Teal and
Skelley  Development,  Inc..      CTS  Acquisitions,  Inc.,  a South Carolina
corporation, and Callihan, Teal and Skelley Development, Inc., a South Carolina corporation, each shall have merged with and into River Oaks Builders pursuant to the SCBCA.

                               X     abARTICLE

                                 TERMINATION

10.01      ab     Section.  Termination; Failure to Close.   The Purchaser
may terminate this Agreement by giving written notice to River Oaks and the Stockholders at any time prior to the Closing if the Purchaser is not satisfied, in its sole and absolute discretion with the results of its due diligence review, with the condition of any of the Assets, the amount of any of any Debt, or with the continuing operations of River Oaks. Notwithstanding anything contained in the preceding sentence to the contrary, this Agreement and the transactions contemplated herein may be terminated at any time on or before the Closing (i) by unanimous agreement of the parties or (ii) by one party giving written notice to the other party on or before Closing in the event of fraud in the inducement relating to the transactions contemplated in this Agreement by the party receiving notice of termination.

10.02          ab       Section.  Effect of Termination.   In the event of
termination pursuant to Section 10.01, this Agreement shall terminate and have no further effect, with no liability on any party hereto, other than liability arising out of a breach by that party of any representation, warranty, covenant, or agreement contained herein.

                               XI     abARTICLE

                                   CLOSING

11.01      ab     Section.  Closing Date.   The closing of the transaction
contemplated by this Agreement (the "Closing") shall take place at a mutually agreeable time and place, on or before May 29, 1998, unless mutually extended by the parties.

11.02         ab     Section.  Deliveries by River Oaks.   At the Closing,
River Oaks and the Stockholders shall deliver or cause to be delivered to the Purchaser the following duly executed documents and other items in form satisfactory to the Purchaser:

(a)          ab          The  certification  required  in  Section  9.01;

(b)      ab     Articles of Merger conforming to the requirements of the NCBCA
and  the  SCBCA  for  the  merger  of    River  Oaks  with  and  into  CCNC.

(c) ab Results of searches dated within ten (10) days of the Closing disclosing any judgments, tax liens, Uniform Commercial Code financing statements, or any other Liens filed or indexed against any of the Assets;

(d)      ab     All Permits necessary to conduct the business of River Oaks as now  conducted, transferred to the Purchaser as required and permitted by law;

(e)          ab      The Employment Agreements provided for in Section 9.06;

(f)          ab       The Noncompetition Agreements and the Cox Noncompetition
Agreement  provided  for  in  Section  9.07;

(g)          ab          [INTENTIONALLY  DELETED]

(h)          ab          The  Lease  provided  for  in  Section  9.10.

(i)          ab          [INTENTIONALLY  DELETED]

(j)          ab        Evidence, satisfactory to the Purchaser in its sole and
absolute discretion, that Callihan, Teal and Skelley have caused the assets related to the new homes sales division of CTS Real Estate to be contributed to River Oaks Builders.

(k)          ab       Evidence, satisfactory to the Purchaser, in its sole and
absolute discretion, that Callihan, Teal and Skelley have purchased the beneficial interests in of Beach Vacations owned by Floyd and Jones, and have executed a mutual release related thereto.

(l)          ab       Evidence, satisfactory to the Purchaser, in its sole and
absolute discretion that all amounts owed to Floyd and Jones pursuant to the F&J Agreement and the F&J Note have been satisfied and that True Blue, Callihan, Teal, Skelley, Floyd, Jones and Jack Jones have executed a mutual release related thereto and have named the Purchaser as a beneficiary to such release.

(m)          ab       Evidence, satisfactory to the Purchaser, in its sole and
absolute discretion that CTS Acquisitions, Inc. and Callihan, Teal and Skelley Development, Inc. have merged with an into River Oaks Builders, Inc.

(n)       ab     Copies of resolutions of the Board of Directors of River Oaks and the Stockholders approving the consummation of the transaction contemplated by this Agreement, certified by the Secretary of River Oaks.

(o) ab A certificate of River Oaks and the Stockholders acknowledging (or waiving) delivery by the Purchaser of the items set forth in Section
11.03. The failure of River Oaks or the Stockholders to deliver this certificate will not in and of itself constitute a breach of this Agreement if the certificate was not delivered because of Purchaser's failure to deliver the items set forth in Section 11.03.

11.03      ab     Section.  Deliveries by Purchaser.   At the Closing, the
Purchaser shall deliver or cause to be delivered to River Oaks and the Stockholders the following duly executed documents and other items in form satisfactory to River Oaks and the Stockholders:

(a)          ab          The  certification  required  in  Section  8.01;

(b)          ab       The merger consideration provided for in Section 3.01;

(c) ab A certificate of the Purchaser acknowledging (or waiving) delivery by River Oaks and the Stockholders of the items set forth in Section
11.02. The failure of the Purchaser to deliver this certificate will not in and of itself constitute a breach of this Agreement if the certificate was not delivered because of River Oaks' or the Stockholders' failure to deliver the items set forth in Section 11.02.

(d) ab Copies of the resolutions of the Board of Directors of the Purchaser and CCNC and resolutions of the stockholders of CCNC approving the consummation of the transactions contemplated by this Agreement, certified by the Secretary of Crossmann and CCNC, respectively.

                              XII     abARTICLE

                  POST-CLOSING COVENANTS OF THE STOCKHOLDERS

     At all times beginning on the Closing Date, each of the Stockholders, who will receive Consideration Shares pursuant to Section 3.01, hereby covenants and agrees to comply with the following provisions:

12.01     ab     Section.  Acquisition of Additional Consideration Shares.
  No Stockholder shall, directly or indirectly, acquire any Voting Securities if such acquisition will cause any Stockholder to be the beneficial owner (as defined in Rule 13d-3 of the Securities Exchange Act of 1934, as amended) of Voting Securities in excess of the amount set forth next to such Stockholders name on Exhibit 12.01, except (i) by way of stock dividends or other distributions or offerings made available to holders of Voting Securities generally, (ii) through the exercise of stock options or other rights to acquire Voting Securities granted pursuant to any stock option or other employee benefit plan of Crossmann, or (iii) for other acquisitions approved by the Board of Directors of Crossmann.

12.02          ab          Section.    Voting  Agreement.

(a) ab Each Stockholder shall take all such action as may be required so that (i) all Voting Securities owned by him or any of his Affiliates or any individual with whom the Stockholder has a family relationship (as defined in Item 401(d) of Regulation S-K promulgated under the Securities Act) to whom he transfers any of the Consideration Shares (collectively, "Private Transferees") are voted for nominees to the Board of Directors and on all other matters to be voted on by holders of the Voting Securities either (at the election of the Stockholder) as recommended by a majority of the Board of Directors of Crossmann or in the same proportion as the votes cast by other holders of Voting Securities and (ii) the Stockholder and each Private Transferee shall be present in person or by proxy at all meetings of Stockholders of Crossmann so that all Voting Securities beneficially owned by them may be counted for the purpose of determine the presence of a quorum at such meetings.

(b) ab No Stockholder nor any Private Transferee shall deposit its Voting Securities in a voting trust or subject any Voting Securities to any arrangement or agreement with respect to the voting of such Voting Securities, other than as set forth herein.

(c) ab Each Stockholder hereby agrees that, in addition to any legends required by this Agreement or applicable law, all certificates representing the Voting Securities now owned or hereafter acquired by the Stockholder will contain a legend in substantially the following form:

"THE SHARES REPRESENTED BY THIS CERTIFICATE ARE SUBJECT TO THE PROVISIONS OF THAT CERTAIN AGREEMENT AND PLAN OF MERGER, DATED AS OF MAY 29, 1998, A COPY OF WHICH IS ON FILE AT THE CORPORATE OFFICES OF CROSSMANN COMMUNITIES, INC."

(d) ab Notwithstanding anything to the contrary stated herein, in the event that any Stockholder transfers any of the Consideration Shares in compliance with the provisions of this Agreement and the Securities Act, to any Person (i) that is not an Affiliate of the Stockholder or an individual with whom the Stockholder has a family relationship (as defined in Item 401(d) of Regulation S-K promulgated under the Securities Act) or (ii) who does not own at or prior to the transfer, or will not own after such transfer, Voting Securities five percent (5%) or more of the outstanding common shares of Crossmann Stock, the Stockholder shall not be bound by any of the obligations and conditions contained in this Section 12.02 and the legend set forth in
Section  12.02  shall  be  removed  from  those  shares  so  transferred.

12.03       ab     Section.  Proxy Solicitations.   No Stockholder nor any
Private Transferee shall solicit proxies or become a "participant" in a "solicitation," (as such term is defined in Regulation 14A under the Exchange
Act), in opposition to the recommendation of a majority of the Board of Directors of Crossmann with respect to any matter.

12.04        ab     Section.  Formation of a "Group".   No Stockholder nor
any Private Transferee shall join a partnership, limited partnership, syndicate or other group or otherwise act in concert with any person not a party to this Agreement for the purpose of acquiring, holding, voting or disposing of Voting Securities or otherwise become a Stockholder of a syndicate or group that is deemed to be a "person" within the meaning of
Section  13(d)(3)  of  the  Exchange  Act.

12.05         ab     Section.  Dissolution of River Oaks Commercial.   The
Stockholders shall cause River Oaks Commercial not to begin any new construction projects after the date of this Agreement and to dissolve once it has completed all of its current construction projects.

12.06          ab          Section.[INTENTIONALLY  DELETED].

12.07       ab     Section.  North South.   The Operating Stockholders, as
beneficial owners of North South, shall use their best efforts to cause North South to execute a mutually acceptable agreement to purchase land with CCNC.


                              XIII     abARTICLE

                   POST CLOSING COVENANTS OF THE PURCHASER

     After the Closing Date, the Purchaser covenants and agrees to comply with the following provisions:

13.01       ab     Section.  Filing of Registration Statement.   Within 90
days  of  the  Closing  Date, Crossmann shall file a Registration Statement on
Form S-3 or another available form (the "Registration Statement") for the purpose of registering the Consideration Shares under the Securities Act for resale by the Stockholders. Crossmann shall use its commercially reasonable best efforts to cause the Registration Statement to become effective and to remain effective at all times until June 1, 1999; provided, however, that Crossmann's obligation to maintain the effectiveness of the Registration Statement as to any particular Consideration Share shall terminate (a) if such Consideration Share was sold (i) by the Stockholder in accordance with such registration or (ii) pursuant to the provisions of Rule 144 promulgated under the Securities Act or (b) if such Consideration Share were transferred to another Person pursuant to a written opinion of a counsel experienced in securities law matters addressed to Crossmann and satisfactory to Crossmann in its sole discretion that such Consideration Share may be transferred without registration under the Securities Act. All expenses incurred in effecting the registration provided for in this Section 13.01, including all filing fees, printing expenses, fees and disbursements of counsel to Crossmann shall, to the extent permitted by applicable law, be paid by Crossmann, and each Stockholder shall pay all underwriting discounts and commissions attributable to the securities offered or sold by him and all fees and expenses of legal counsel retained by him. It shall be a condition to the obligations of Crossmann under this Section 13.01 that each Stockholder shall:

(a) ab Cooperate with Crossmann in the preparation and filing of the documents comprising the Registration Statement (including any amendment or supplement thereto) in such manner as Crossmann may reasonably request, including, without limitation, furnishing information regarding the Stockholder, his ownership of Crossmann's securities, and the distribution of such securities;

(b) ab Upon receipt of any written notice from Crossmann that the Registration Statement or prospectus is required to be amended or supplemented, comply promptly and fully with any directive contained therein with respect to the discontinuance of the offer and sale of such securities; and

(c) ab Enter into such undertakings with Crossmann relating to the conduct of the offering of securities pursuant to the Registration Statement and not inconsistent with the provisions hereof as Crossmann may reasonably request in order to assure compliance with the applicable laws.

13.02          ab          Section.    Piggyback  Registrations.

(a)        ab     Right to Piggyback.  Whenever Crossmann agrees to register any  common  shares  of  Crossmann  owned  by  John B. Scheumann or Richard H.
Crosser under the Securities Act at any time after June 1, 1999 and the registration form to be used may be used for the registration of the Consideration Shares owned by the Stockholders (the "Registrable Securities"), it will notify each Stockholder not later than 10 days prior to the anticipated filing date (a "Piggyback Registration"). Subject to the provisions of Section 13.02(c), Crossmann will include in the Piggyback Registration all Registrable Securities with respect to which Crossmann has received written requests for inclusion within 5 days after the applicable holder's receipt of Crossmann's notice. If a Piggyback Registration is an underwritten offering, each Stockholder must sell his Registrable Securities on the same terms and conditions as apply to securities being sold by John B. Scheumann and Richard H. Crosser. At any time and for any reason, Crossmann may terminate the Piggyback Registration.

(b)          ab      Expenses.  Crossmann shall pay all expenses incurred in
connection with any Piggyback Registration, including all registration filing fees, professional fees, and other expenses of compliance with federal, state, and other securities laws, printing expenses, messenger, telephone and delivery expenses, fees and disbursements of counsel for Crossmann;
provided, however, that Crossmann shall not pay for any fees and disbursements of counsel for the Stockholders or any fees or commissions of the underwriters incurred in connection with the sale of Registrable Securities.

(c)         ab     Priority.  If a Piggyback Registration is an underwritten
registration and the managing underwriters give Crossmann their opinion that the total number or dollar amount of securities requested to be included in the registration exceeds the number or dollar amount of securities that can be sold, Crossmann will include the securities in the registration in the following order of priority: first, all securities Crossmann proposes to sell; second, all of the securities Messrs. Scheumann and Crosser propose to sell; and third, up to the full number or dollar amount of Registrable Securities requested to be included in the registration (allocated pro rata among the Stockholders on the basis of the dollar amount or number of Registrable Securities requested to be included).

(d)      ab     Selection of Underwriters.  If any Piggyback Registration is
an underwritten offering, Crossmann will select the investment banker(s) and manager(s) that will administer the offering, and the Stockholders hereby agree as a condition to the registration of the Registrable Securities to enter into a customary underwriting agreement with the investment banker(s) and manager(s).

13.03         ab     Section.  Repayment of Existing Debt.   The Purchaser
shall pay off all of the Existing Debt and shall use its reasonable efforts to have the Stockholders released from any guaranty of any Existing Debt.

                              XIV     abARTICLE

                                MISCELLANEOUS

14.01      ab     Section.  Counterparts.   This Agreement may be executed
simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.
14.02       ab     Section.  Expenses.   The Purchaser, River Oaks and the
Stockholders shall each bear their own legal, accounting, and out-of-pocket expenses in connection with this Agreement and the negotiation and consummation of the transactions contemplated herein.

14.03      ab     Section.  Public Announcements.   Before the Closing the
Purchaser, River Oaks, the Stockholders and their respective representatives shall not make any public release of information regarding the matters contemplated herein, except (i) that a press release mutually agreed upon by the Purchaser and the Stockholders shall be jointly issued by the Purchaser and the Stockholders as soon as practicable after the execution of this Agreement; (ii) that the Purchaser and River Oaks may continue communications with employees, customers, suppliers, franchises, lenders, lessors, shareholders, and other groups as may be legally required or appropriate and which is not inconsistent with the best interests of any party or the prompt consummation of the transactions contemplated herein; and (iii) as required by law.

14.04     ab     Section.  Risk of Loss.   Until the Closing, the risks of
ownership and loss of the Assets shall be borne by the Stockholders. If, prior to the Closing, all or any part of the Assets are damaged by fire or by any other cause whatsoever, or are taken, in whole or in part, by condemnation or other exercise of eminent domain, the Stockholders shall promptly give the Purchaser written notice of such damage or taking. In the event of any such damage or taking, the Purchaser shall have the option to require the Stockholders either to:

(a)      ab     consummate the transactions contemplated by this Agreement; or

(b)          ab          terminate  this  Agreement.

14.05          ab        Section.  Index and Captions.   The index and the
captions of the Sections and Articles of this Agreement are solely for convenient reference and shall not be deemed to affect the meaning or interpretation of any paragraph hereof.

14.06       ab     Section.  Notices.   All notices, requests, demands and
other communications hereunder shall be in writing and shall be deemed to have been duly given and received (a) upon delivery, if personally delivered; (b) on the fifth day after being deposited with the U.S. Postal Service, if sent by certified or registered mail, return receipt requested; (c) on the next day after being deposited with a reliable overnight delivery service; or (d) upon receipt of an answer back, if transmitted by facsimile, postage prepaid in all cases other than facsimile, addressed to the other party at the following addresses, or facsimile numbers in the case of a facsimile:

If  the  Purchaser,  to:

Crossmann  Communities,  Inc.
9202  North  Meridian  Street,  Suite  300
Indianapolis,  Indiana    46268
Attention:  John  B.  Scheumann

Tel.  No.:    (317)  843-9514
Facsimile  No.:    (317)  571-2210

With  a  copy  to:

Steven  K.  Humke
ICE  MILLER  DONADIO  &  RYAN
One  American  Square
Box  82001
Indianapolis,  Indiana    46282-0002

Tel.  No.:    (317)  236-2394
Facsimile  No.:    (317)  236-5817

If  to  River  Oaks  or  the  Stockholders  to  each  of:

     James  T.  Callihan
     Ralph  R.  Teal,  Jr.
     Jeffrey  H.  Skelley
     Charles  D.  Floyd
     Ralph  C.  Jones
     10239  Beachview  Drive,  S.W.
     Calabash,  NC  28467

     Tel.  No.:  910-579-3121
     Facsimile  No.:  910-579-7505

With  a  copy  to:

     James  Sack
     Sack  &  Associates,  P.C.
     8300  Greensboro  Drive,  Suite  1080
     McLean,  Virginia  22102

     Tel.  No.:  703-883-0102
     Facsimile  No.:  703-883-0108

     Any party may change its address for the purpose of this Section 14.06 by giving the other party written notice of its new address in the manner set forth above.

14.07          ab        Section.  Entire Agreement.   This Agreement, the
agreements expressly contemplated hereby, including, but not limited to, the Pinehurst Merger Agreement and the True Blue Agreement, the Exhibits and Schedules referred to herein which form a part of this Agreement and a side letter that the parties may enter into contain the entire understanding of the parties hereto with respect to the subject matter hereof and thereof. There are no representations, promises, warranties, covenants, or undertakings other than those expressly set forth or provided for in this Agreement or in the agreements expressly contemplated hereby, including, but not limited to, the Pinehurst Merger Agreement and the True Blue Agreement. This Agreement and the agreements expressly contemplated hereby supersede all prior agreements and understandings between the parties with respect to the transactions contemplated by this Agreement. No provision of this Agreement may be amended or waived except in writing, and no such amendment shall extend to anything other than the specific subject matter thereof. The Operating Stockholders expressly acknowledge and agree that they have an obligation to indemnify the Purchaser for any breach of a representation, warranty or covenant contained in this Agreement and that such obligation shall be governed by Article VI of the Pinehurst Merger Agreement.

14.08         ab     Section.  Waiver of Compliance.   The party for whose
benefit a warranty, representation, covenant, or condition is intended may, in writing, waive any inaccuracies in the warranties and representations contained in this Agreement or waive compliance with any of the covenants or conditions contained herein and so waive performance of any of the obligations of the other party hereto, and any defaults hereunder; provided, however, that such waiver must be in writing, and shall not affect or impair the waiving party's rights with respect to any other warranty, representation, covenant, or any default hereunder, nor shall any waiver constitute a continuing waiver.

14.09        ab     Section.  Validity of Provisions.   Should any part of
this Agreement be declared by any court of competent jurisdiction to be invalid, such decision shall not affect the validity of the remaining portions of this Agreement, which shall continue in full force and effect as if this Agreement had been executed with the invalid portion thereof eliminated therefrom, it being the intent of the parties that they would have executed the remaining portions of this Agreement without including any such part or portion which may be declared invalid.

14.10          ab       Section.  Schedules and Exhibits.   Each and every
Schedule and Exhibit to this Agreement, and each and every document to be delivered in the future pursuant to this Agreement is hereby incorporated into this Agreement and made an integral part hereof.

14.11        ab     Section.  No Intention to Benefit Third Parties.   The
provisions of this Agreement are not intended to, and shall not, benefit any Person other than the parties to this Agreement, the provisions hereof are not intended to, and shall not create any third party beneficiary right in any Person.

14.12      ab     Section.  Successors and Assigns.   This Agreement shall
be binding on, and shall inure to the benefit of, the parties and their respective successors and permitted assigns; provided, however, that no party may assign any rights or obligations under this Agreement without the prior written consent of the other parties hereto.

14.13          ab      Section.  Governing Law.   The laws of the State of
Indiana shall govern all aspects of this Agreement notwithstanding any choice of law provisions to the contrary.

14.14         ab     Section.  Guaranty.   Crossmann hereby guarantees the
performance of all of CCNC's obligations hereunder, including CCNC's obligations to deliver the Merger Consideration at Closing.

14.15          ab     Section.  Shareholder Agreements.   The Stockholders
hereby waive any and all rights to purchase securities of River Oaks that any Stockholder may have pursuant to a shareholder's agreement relating to River Oaks and by execution of this Agreement hereby terminate any and all such shareholder agreements.

                               XV     abARTICLE

                                 DEFINITIONS


     As used in this Agreement, the following terms have the meanings indicated below:

     "Affiliate" means any Person that directly or indirectly controls or is under common control with the Purchaser or River Oaks. As used in this definition, "control" (including, its correlative meanings "controlled by" and "under common control with") means possession, directly or indirectly, of power to direct or cause the direction of management or policies (whether through ownership of securities or partnership or other ownership interest, by contract or otherwise).
     "Agreement"  shall  have  the  meaning  set  forth  in  the  preamble.

     "Assets" means all of the assets, rights and properties of any type or kind of River Oaks.

     "Beach Vacations" shall mean Beach Vacations, Inc., a South Carolina corporation.

     "Buck Creek" shall mean Buck Creek Development, Inc., a South Carolina corporation.

     "Business Day" means any day other than Saturday, Sunday, and any day on which commercial banks in Indiana are authorized by law to be closed.

     "CCNC"  shall  have  the  meaning  set  forth  in  the  preamble.

     "COBRA"  shall  have  the  meaning  set  forth  in  Section  4.26.

     "CTS Communications" shall mean CTS Communications, Inc., a South Carolina corporation.

     "CTS  Real  Estate"  shall have the meanings set forth in Section 8.07.

     "CTS  Real  Estate  Contribution"  shall  have  the  meaning set forth in
Section  9.13.

     "Callihan" means James T. Callihan, a resident of the State of South Carolina.

     "Closing" means the closing of the transactions contemplated by this Agreement as provided for in Section 11.01.

     "Code" means the Internal Revenue Code of 1986, as amended, and all rules and regulations promulgated thereunder.

     "Commission" shall mean the United States Securities and Exchange Commission and any successor thereto.

     "Company" means Crossmann Communities of North Carolina, Inc., a North Carolina corporation.

     "Contracts"  shall  have  the  meaning  set  forth  in  Section  4.21.

     "Cox  Noncompetition  Agreement"  shall  have  the  meaning  set forth in
Section  9.07.

     "Crossmann"  means  Crossmann  Communities, Inc., an Indiana corporation.

     "Consideration  Shares"  shall  have  the  meaning  set forth in Section
3.01.

     "Debt" means any obligation for borrowed money (and any noted payable and drafts accepted representing extensions of credit whether or not representing obligations for borrowed money) or any obligation under any operating or capital lease, but excluding trade payables and other obligations entered into in the ordinary course of business.

     "Developed  Real  Property"  shall have the meaning set forth in Section
4.14.

     "Edwards" shall mean H. Gilford Edwards, a resident of the state of North Carolina.

     "Effective  Time"  shall  have  the  meaning set forth in Section 1.02.

     "Employee  Benefit  Plan"  shall  have  the meaning set forth in Section
4.26.

     "Employee  Pension  Benefit  Plan"  shall  have  the meaning set forth in
Section  4.26.

     "Employee  Welfare  Benefit  Plan"  shall  have  the meaning set forth in
Section  4.26.

     "Employment  Agreements"  shall  have  the  meaning set forth in Section
8.06.

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

     "Environmental Expenses" means any liability (including strict liability), loss, cost, penalty, fine, punitive damage, encumbrance, or expense relating to any Environmental Claim or Environmental Condition, or incurred in compliance with any Environmental Requirements, including without limitation the costs of investigation, cleanup, remedial, monitoring, corrective, or other responsive action, compliance costs, settlement costs, lost property value, and related legal and consulting fees and expenses.

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

     "ERISA" means the Employee Retirement Income Security Act of 1974, as amended.

     "Exchange Act" shall mean the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

     "Existing  Debt"  shall  have  the  meaning  set forth in Section 4.29.

     "F&J  Agreement"  shall  have  the  meaning  set forth in Section 9.08.

     "F&J  Note"  shall  have  the  meaning  set  forth  in  Section  9.08.

     "Financial  Statements of River Oaks" shall have the meaning set forth in
Section  4.08.

     "Floyd" shall mean Charles D. Floyd, a resident of the State of South Carolina.

     "GAAP"  means  generally  accepted  accounting  principles.

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

     "Homeowner  Associations"  shall  have  the meaning set forth in Section
4.19.

     "Intellectual  Property"  shall  have  the  meaning set forth in Section
4.24.

     "Interim  Balance  Sheet"  shall  have  the meaning set forth in Section
4.08.

     "Interim Balance Sheet Date" shall have the meaning set forth in Section 4.08.

     "Jones"  shall  mean  Ralph  C.  Jones,  a resident of the State of South
Carolina.

     "Judgment" means an order by a court of law requiring the payment of money.

     "Land  Contract  Property"  shall  have the meaning set forth in Section
4.17.

     "Lease"  shall  have  the  meaning  set  forth  in  Section  8.12.

     "Leased  Personal  Property" shall have the meaning set forth in Section
4.13.

     "Leased  Real  Property"  shall  have  the  meaning set forth in Section
4.16.

     "Lien" means any mortgage, pledge, security interest, encumbrance, lien (statutory or other), option, easement, encroachment, right-of-way, charge, claim, conditional sale agreement, rights of third parties or other interests of any kind or character.

     "Lot"  or  "Lots"  shall  have  the  meaning set forth in Section 4.14.

     "Merger" shall collectively refer to the merger of River Oaks with and into CCNC, in each case in accordance with the NCBCA or the SCBCA, as the case may be.

     "Merger  Consideration"  shall  have  the  meaning  set forth in Section
3.01.

     "NASDAQ-NMS"  shall  have  the  meaning  set  forth  in  Section  3.01.

     "NCBCA"  shall  have  the  meaning  set  forth  in  Section  1.01.

     "Noncompetition  Agreements" shall have the meaning set forth in Section
8.07.
     "North South" shall mean North South Development LLC, a North Carolina limited liability company.

     "Operating  Stockholders"  shall  mean  Callihan,  Teal  and  Skelley.

     "Option  Real  Property"  shall  have  the  meaning set forth in Section
4.17.

     "Permits"  shall  have  the  meaning  set  forth  in  Section  4.23.

     "Person" means any individual, corporation, partnership, joint venture, association, limited liability company, joint-stock company, trust, or unincorporated organization, or any governmental agency, officer, department, commission, board, bureau, or instrumentality thereof.

     "Personal  Property"  shall have the meaning set forth in Section 4.12.

     "Piggyback  Registration"  shall  have  the meaning set forth in Section
13.02.

     "Pinehurst Builders" shall mean Pinehurst Builders, Inc., a North Carolina corporation, and all of the assets related to CTS Real Estate contributed or assigned thereto prior to the Closing.

     "Pinehurst Commercial" shall mean Pinehurst Commercial Construction, Inc., a South Carolina corporation.

     "Pinehurst Entities" shall mean Pinehurst Builders, Buck Creek, CTS Communications, and Beach Vacations.

     "Pinehurst Merger" shall mean the merger of each of the Pinehurst Entities with and into CCNC pursuant to the Pinehurst Merger Agreement.

     "Pinehurst Merger Agreement" shall mean that certain Agreement and Plan of Merger by and among the Purchaser, the Pinehurst Entities and the Stockholders (as defined therein).

     "Pinehurst  Stockholders" shall mean Callihan, Teal, Skelley and Edwards.

     "Private  Transferees"  shall  have  the  meaning  set  forth in Section
12.02.

     "Purchaser" shall have the meaning set forth in the preamble to this Agreement.

     "Real  Property"  shall  have  the  meaning  set forth in Section 4.18.

     "Real Property Lease" shall have the meaning set forth in Section 4.16. "Registrable Securities" shall have the meaning set forth in Section
13.02.

     "Registration  Statement"  shall  have  the meaning set forth in Section
13.01.

     "Returns"  shall  have  the  meaning  set  forth  in  Section  4.10.

     "River  Oaks"  shall  have  the  meaning  set  forth  in  the  Recitals.

     "River  Oaks  Stock"  shall  have the meaning set forth in Section 3.01

     "SCBCA"  shall  have  the  meaning  set  forth  in  Section  1.01.

     "SEC  Documents"  shall  have  the  meaning  set forth in Section 5.04.

     "Securities Act" shall mean the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

     "Skelley" shall mean Jeffrey H. Skelley, a resident of the state of North Carolina.

     "Stockholders" shall refer collectively to Callihan, Teal, Skelley, Floyd and Jones.

     "Substantially  Complete"  shall  have  the meaning set forth in Section
4.14.

     "Taxes"  shall  have  the  meaning  set  forth  in  Section  4.10.

     "Teal shall mean Ralph R. Teal, Jr., a resident of the State of South Carolina.

     "Title  Company"  shall  have  the  meaning  set forth in Section 8.05.

     "True Blue" shall mean True Blue Development, LLC, a North Carolina limited liability company.

     "True Blue Agreement" shall mean that certain Land Purchase Agreement by and among the Purchasers, True Blue, Callihan, Teal, Skelley, Floyd and Jones.

     "True  Blue  Member" shall mean Callihan, Teal, Skelley, Floyd and Jones.

     "Undeveloped  Real Property" shall have the meaning set forth in Section
4.15.


     "Voting Securities" means any shares of capital stock of Crossmann entitled to vote in the election of directors of Crossmann.
     IN WITNESS WHEREOF, the parties hereto have executed, or caused to be executed by their duly authorized representatives, this Agreement as of the date first above written.

     "CROSSMANN"
     CROSSMANN  COMMUNITIES,  INC.


     By:          /s/  Jennifer  A.  Holihen

     Title:

     "CCNC"
Crossmann  Communities  of  North  Carolina,  Inc.


     By:          /s/  Jennifer  A.  Holihen

     Title:


     "RIVER  OAKS"
     River  Oaks  Golf  Development  Corporation


     By:          /s/  Ralph  R.  Teal,  Jr.

     Its:


     "STOCKHOLDERS"



     /s/  James  T.  Callihan

     James  T.  Callihan


     /s/  Ralph  R.  Teal,  Jr.

     Ralph  R.  Teal,  Jr.


     /s/  Jeffrey  H.  Skelley

     Jeffrey  H.  Skelley

     /s/  Charles  D.  Floyd

     Charles  D.  Floyd


     /s/  Ralph  C.  Jones

     Ralph  C.  Jones

                               SCHEDULE 3.01
                             MERGER CONSIDERATION


$1,350,000  Cash
50,771  Common  Shares  of  Crossmann  Communities,  Inc.

                               SCHEDULE 5.02
                            CONSENTS AND APPROVALS


None.

                               SCHEDULE 12.01
                         LIMIT ON NUMBER OF CROSSMANN
                       SHARES STOCKHOLDERS MAY ACQUIRE


1.          H.  Gilford  Edwards             27,642 Common Shares of Crossmann
Communities,  Inc.
2.          Ralph  R.  Teal,  Jr.            99,850 Common Shares of Crossmann
Communities,  Inc.
3.          Jeffrey  H.  Skelley             99,850 Common Shares of Crossmann
Communities,  Inc.
4.          James  T.  Callihan              99,849 Common Shares of Crossmann
Communities,  Inc.

                                EXHIBIT 9.06
                             EMPLOYMENT AGREEMENT

                              EXHIBIT 9.07(A)
                          NONCOMPETITION AGREEMENTS

                              EXHIBIT 9.07(B)
                         COX NONCOMPETITION AGREEMENT

                                EXHIBIT 9.10
                                    LEASE

                                EXHIBIT 9.12
                            LOT PURCHASE AGREEMENT







EXHIBIT  10.52
                       EXECUTIVE EMPLOYMENT AGREEMENT


     This Executive Employment Agreement ("Agreement") is made and entered into this 29th day of May, 1998, by and among Crossmann Communities of North Carolina, Inc., a North Carolina corporation ("CCNC"), Crossmann Communities, Inc., an Indiana corporation ("Crossmann") and H. Gilford Edwards (the "Executive").

                           PRELIMINARY STATEMENTS

     CCNC and Crossmann (collectively referred to herein as the "Employers") have determined that it is in their best interests to employ the Executive as Vice President of CCNC, and the Executive desires to accept such position and to devote his loyalty to the Employers upon the terms and conditions set forth in this Agreement.

                            TERMS AND CONDITIONS

     In consideration of the mutual promises and covenants contained in this Agreement, and intending to be legally bound, the parties hereto agree as follows:

                               I.     abARTICLE

                            Employment and Duties

1.1       ab     Section.  GeneralThe Employers hereby employ the Executive, and the Executive hereby agrees to serve the Employers in the capacity of Vice President of CCNC and to perform the executive and management duties that the Board of Directors of CCNC and/or the Board of Directors of Crossmann (collectively and individually the "Boards") shall reasonably assign to the Executive from time to time.

1.2       ab     Section .Employment DutiesThroughout the Employment Term,
as defined in Section 2, the Executive shall: (i) devote his working hours, on a full-time basis, to his duties under this Agreement; (ii) faithfully and loyally serve the Employers; (iii) comply in all respects with the lawful and reasonable directions and instructions given to him by the Boards; and (iv) use his best efforts to promote and serve the interests of the Employers. In the event the directions and instructions given to the Executive by the Boards conflict in any manner, the directions and instructions given by the Board of Directors of Crossmann shall be deemed controlling; full compliance with the express directions and instructions of the Board of Directors of Crossmann shall be deemed a defense to any claim of failure to comply with the directions and instructions of the Board of Directors of CCNC.

1.3          ab     Section .Exclusive EmploymentThroughout the Employment
Term, as defined in Section 2, the Executive shall not render his services, directly or indirectly, for compensation, to any other person or organization without the prior written consent of the Employers and shall not engage in any activity which would significantly interfere with the faithful performance of his duties under this Agreement. The Executive, however, may perform minor services for which he does not receive compensation, so long as such services do not significantly interfere with the faithful performance of his duties under this Agreement or violate the Noncompetition Agreement (as defined herein).

1.4     ab     Section .  Location of EmploymentThe Executive hereby agrees to perform services for the Employers anywhere in the Southeast region of the United States (the "Southeast") and agrees that the Employers may relocate him anywhere in the Southeast, provided, however, that the Employers shall not relocate the Executive out of the Southeast without the Executive's consent.


                             II.     abARTICLE

  Employment TermThe Executive's employment hereunder shall commence on the Closing Date as that term is defined in the Agreement and Plan of Merger by and among the Employers, the Pinehurst Entities (as defined therein) and the
  Stockholders (as defined therein) dated May 29, 1998 (the "Pinehurst Entity
     Merger Agreement"), the Agreement and Plan of Merger by and among the Employers, River Oaks Golf Development Corporation ("River Oaks") and the
     Stockholders (as defined therein) dated May 29, 1998 and the Purchase Agreement by and among the Employers, True Blue Development, LLC and the
 Members (as defined therein) dated May 29, 1998 (collectively, the "Purchase
   Agreements") and shall continue until May 29, 2003.  Notwithstanding the foregoing, the Executive's employment hereunder shall be subject to resignation or termination in accordance with the provisions of Section 4 hereof. As used in this Agreement, the term "Expiration Date" shall mean May 29, 2003 and the term "Employment Term" shall mean the period beginning on the date hereof and ending on the earlier of the Expiration Date, the Termination
  Date, the Resignation Date, (both as defined in Section 4 hereof), or other date the Executive ceases to be employed by the Employers in accordance with
                              Section 4 hereof.

                            III.     abARTICLE

 Compensation and Other BenefitsCCNC or Crossmann, as applicable, shall pay and provide the following compensation and other benefits to the Executive for the services rendered by him under this Agreement:

3.1          ab          Section .  Annual Base SalaryCCNC shall pay to the
Executive, in accordance with the then prevailing payroll practices of CCNC, an annual salary of not less than One Hundred Thousand Dollars ($100,000) (the "Annual Base Salary"), subject to required withholdings under Federal, state, and local laws. CCNC's obligations with respect to payment of the Annual Base Salary shall not be effective until the Employment Term has commenced. The Annual Base Salary shall not be reduced during the Employment Term.

3.2     ab     Section .  BonusThe Executive shall receive a bonus of up to
Fifty Thousand Dollars ($50,000) for each calendar year payable as set forth on Schedule 3(b) (the "Bonus") based upon the aggregate pretax net income attributable to the business formerly conducted by the Pinehurst Entities (as defined in the Pinehurst Merger Agreement), River Oaks, and True Blue Development, LLC (collectively, the "Target Entities"), as determined by the Employers (the "Pretax Net Income"). The Executive may make draws against the Bonus due for a particular calendar year during such calendar year; provided, however, that if the Employers determine that the draws made by the Executive exceed the amount to which they are entitled pursuant to Schedule 3(b), then the Executive shall repay all draws made during the calendar year to the extent that the draws exceed the amount to which the Executive is entitled pursuant to Schedule 3(b) within 30 days of the determination of the Pretax Net Income by the Employers. If the Executive does not repay the draws within such time period, the Executive shall be deemed to have breached the Pinehurst Merger Agreement and the Employers shall have the indemnification rights set forth therein. The Employers shall make a determination as to whether the Bonus Threshold was met for a calendar year within 45 days after the end of such calendar year and shall pay the balance of the Bonus after taking into account all draws made by the Executive during the calendar year within 75 days after the end of the calendar year. For the purposes of this Agreement, the term calendar year shall mean the period beginning on January 1 and ending on the following December 31.

3.3          ab          Section  .   Executive BenefitsExcept as otherwise
specifically provided in this Agreement, the Executive shall be eligible to participate, in accordance with their respective terms and conditions, in all benefit plans presently available or which may subsequently be made available to executives of the Employers, including Crossmann's health care, basic life insurance, supplemental life insurance coverage, disability coverage, business travel accident insurance and any pension or retirement plan of any kind.

3.4      ab     Section .  Vacation LeaveThe Executive shall be entitled to that number of days of vacation leave per year that is generally applicable to all executive personnel of Crossmann. The Executive shall accrue and receive full compensation and benefits during his vacation leave periods. Unused vacation leave time shall not carry over from one year of the Employment Term to the next and unused vacation leave time shall not entitle the Executive to any additional compensation.

3.5        ab     Section .  Stock Option PlanThe Boards may, in their sole
discretion, permit the Executive to participate in stock option plans of Crossmann at a level consistent with other employees of CCNC or Crossmann having similar responsibilities as the Executive. The term and conditions of a grant of a stock option to the Executive will be set forth in a separate stock option agreement between Crossmann and the Executive.

3.6          ab        Section .  AutomobileThe Employers shall provide the
Executive with an automobile which is the same or equivalent make and model as the automobile that the Target Entities currently provide to the Executive for the Employment Term. The Employers shall reimburse the Executive for all reasonable expenses associated with the automobile, including gasoline and normal repair expenses, incurred by the Executive in conducting the Employers' business, in accordance with the policies of Crossmann.

3.7        ab     Section .  Business ExpensesThe Employers shall reimburse
the Executive for all reasonable business expenses incurred by the Executive in conducting the Employers' business in accordance with the policies of Crossmann.

                             IV.     abARTICLE

                         Termination of Employment

4.1          ab          Section  .    Termination  for  Cause

(a)      ab     The Employers may terminate the Executive's employment with the Employers pursuant to this Agreement for Cause, as defined herein, by providing written notice to the Executive at least twenty-four (24) hours prior to the Termination Date, as defined in subsection (iii) below.

(b)      ab     A termination for "Cause" means a termination by one of the
Boards for any one or more of the following reasons: (a) theft, fraud, embezzlement, dishonest or other similar behavior by the Executive; (b) any material breach by the Executive of the terms of this Agreement, or the Purchase Agreements or any breach by the Executive of the terms of the Nondisclosure, Noncompetition and Nonsolicitation Agreement of even date herewith executed by the Executive (the "Noncompetition Agreement"); (c) any material neglect of duty, incompetence, insubordination or misconduct of the Executive in discharging any of his duties and responsibilities hereunder, (d) any act of theft or dishonesty by the Executive or any criminal conviction or indictment of the Executive, (e) any occurrence of the Executive reporting to work under the influence of alcohol or illegal drugs, or the Executive being under the influence of alcohol or illegal drugs during working hours, (f) any failure or refusal by the Executive to comply with the policies, rules or regulations of the Employers whether now in force or hereafter adopted; (g) any misrepresentation or concealment by the Executive of any material fact for the purpose of securing this Agreement, or (h) any other material act of misconduct within the control of the Executive.

(c)          ab          In  the  case of a termination for Cause, the term
"Termination Date" as used in this subsection (a) shall mean the actual date the Executive terminates employment with the Employers as a result of action taken by one of the Boards, and not as a result of the Executive's resignation, as provided in Section 4(b).

(d)      ab     If prior to the Expiration Date the Employers terminate the
Executive's employment for Cause, the Executive shall only be entitled to payment of that portion of the Annual Base Salary under Section 3(a) that the Executive earned through and including the Termination Date, at the rate of the Annual Base Salary in effect or any portion of the year at that time, and the Executive shall repay all draws made against the Bonus in the calendar year in which the Executive is terminated for Cause within 10 days after the Termination Date. If the Executive fails to repay the draws within such time period, the Executive shall be deemed to have breached the Pinehurst Merger Agreement and the Employers shall have the indemnification rights set forth therein.

4.2          ab     Section .  ResignationThe Executive may resign from his
employment with the Employers pursuant to this Agreement at any time by providing written notice to the Boards of his resignation at least thirty (30) days prior to the effective date of the resignation (the "Resignation Notice"). The effective date of the Executive's resignation shall be that specified in the Resignation Notice, or the actual date the Executive terminates employment with the Employers as the result of a resignation, whichever occurs earlier (the "Resignation Date"). If prior to the Expiration Date, the Executive resigns his employment, the Executive shall only be entitled to payment of that portion of the Annual Base Salary under Section 3(a) that the Executive earned through and including the Resignation Date, at the rate of the Annual Base Salary in effect at that time, and the Executive shall repay all draws made against the Bonus in the calendar year in which the Executive resigns within 10 days after the Resignation Date. If the Executive fails to repay the draws within such time period, the Executive shall be deemed to have breached the Pinehurst Merger Agreement and the Employers shall have the indemnification rights set forth therein.

4.3        ab     Section .  Termination Without CauseThe Employers may, in
their sole discretion, terminate the Executive's employment with the Employers pursuant to this Agreement at any time without Cause, by providing written notice to the Executive at least twenty-four (24) hours prior to the Termination Date, as defined in this subsection (c). If the Employers terminate the Executive's employment without Cause, CCNC shall be obligated to continue to pay to him the Annual Base Salary and to pay him an amount equal to the monthly premium for the Executive's individual health insurance as in effect on the Termination Date for the period during which the Executive is bound by the terms and conditions of the Noncompetition Agreement (the "Severance Payments"). Such payments shall be made as and when the same would have been due and payable if the Executive's employment had continued through such date, subject to the provisions of Sections 4(d) and 4(e). If the Employers terminate the Executive's employment without Cause, the Executive shall not be entitled to any Bonus payments for any periods after the Termination Date and the Executive shall be required to repay any draws made against the Bonus in the calendar year in which he was terminated without Cause in accordance with the terms of Section 3(b) hereof. If the Executive fails to repay the draws in the time period set forth in Section 3(b), the Executive shall be deemed to have breached the Pinehurst Merger Agreement, the Employers shall have the indemnification rights set forth therein. As a condition precedent to receiving the Severance Payments, the Executive shall sign a release of all claims the Executive has or may have against the Employers in form and substance submitted to the Executive by the Employers. The term "Termination Date" as used in this subsection (c) shall mean the actual date the Executive terminates employment with the Employers as a result of action taken by one of the Employers, and not as a result of the Executive's resignation as provided in Section 4(b). Except as provided in this subsection (c), the Executive shall not be eligible to receive any compensation or benefits under this Agreement with respect to any future periods beginning on or after the Termination Date.

4.4          ab          Section .  DeathIf the Executive dies prior to the
Expiration Date, the Executive's estate or personal representative shall be entitled to receive that portion of the Annual Base Salary, at the rate in effect at the Executive's death, that portion of the Bonus attributable to the period prior to the date of the Executive's death payable in accordance with the terms of Section 3(b) hereof, and any other compensation or benefits that the Executive earned through and including the date of the Executive's death. If the Pretax Net Income does not exceed the maximum amount set forth on
Schedule 3(b), then the Executive 's estate or personal representative shall be required to repay any draws made against the Bonus in the calendar year of the Executive's death in accordance with the terms of Section 3(b) hereof. If the Executive's estate or personal representative fails to repay the draws in the time period set forth in Section 3(b), the Executive shall be deemed to have breached the Pinehurst Merger Agreement and the Employers shall have the indemnification rights set forth therein. If the Executive is entitled to receive payments from the Employers pursuant to Section 4(c) at the time of his death, the Executive's estate or personal representative shall be entitled to receive that portion of the Annual Base Salary, at the rate in effect at the Executive's death, and any other compensation or benefits, that the Executive would have been entitled to receive under Section 4(c) through and including the date of the Executive's death. The Executive's estate or personal representative shall not be entitled to receive any portion of the Annual Base Salary or any other compensation or benefits under this Agreement, with respect to any periods ending on or after the date of the Executive's death, which was not payable in accordance with the provisions thereof prior to the date of death.

4.5         ab     Section .  DisabilityIf prior to the Expiration Date the
Executive becomes Permanently Disabled, as defined in this subsection (e), the Employers may terminate the Executive's employment with the Employers as a result of the Permanent Disability by providing written notice to the Executive at least twenty-four (24) hours prior to the Termination Date, as defined in this subsection (e). If prior to the Expiration Date the Executive becomes Permanently Disabled, the Executive may resign from his employment with the Employers pursuant to this Agreement by providing written notice to the Employers of his resignation at least twenty-four (24) hours prior to the Resignation Date, as defined in this subsection (e). If the Employers terminate the Executive's employment as a result of a Permanent Disability or the Executive resigns from employment with the Employers as a result of a Permanent Disability, the Executive shall be entitled to receive that portion of the Annual Base Salary under Section 3(a) that the Executive earned through and including the Termination Date or Resignation Date, as applicable, at the rate in effect on such date and that portion of the Bonus attributable to the period prior to the Termination Date or the Resignation Date, as applicable, payable in accordance with the terms of Section 3(b) hereof. If the Pretax Net Income does not exceed the maximum amount set forth on Schedule 3(b), then the Executive shall be required to repay any draws made against the Bonus in the calendar year of the Executive's Permanent Disability in accordance with the terms of Section 3(b) hereof. If the Executive fails to repay the draws in the time period set forth in Section 3(b), the Executive shall be deemed to have breached the Pinehurst Merger Agreement and the Employers shall have the indemnification rights set forth therein. If the Executive is entitled to receive payments from the Employers pursuant to Section 4(c) at the time he becomes Permanently Disabled, the Executive shall be entitled to receive the payments that the Executive would have been entitled to receive under Section 4(c). The Executive shall not be entitled to receive any portion of the Annual Base Salary or any other compensation or benefits under this Agreement with respect to any future periods beginning on or after the later of the Resignation Date, Termination Date, or the date the Executive becomes Permanently Disabled. The Executive shall be deemed "Permanently Disabled" when, and only when, he is deemed permanently disabled in accordance with the disability insurance policy of the Employers in effect at the time of the illness or injury causing the disability, or, in the event no disability policy is then in effect, in accordance with the disability policy of the Employers last in effect. The definition of Permanently Disabled for purposes of this Agreement shall comply with all provisions of applicable law. The term "Termination Date" as used in this subsection (e) shall mean the actual date the Executive terminates employment with the Employers. The term "Resignation Date" as used in this subsection (e) shall mean the actual date the Executive terminates employment with the Employers as the result of a resignation.

                             V.     abARTICLE

   Nondisclosure, Noncompetition and Nonsolicitation AgreementOn the date hereof the Executive entered into the Noncompetition Agreement. All of the terms and conditions of the Noncompetition Agreement are incorporated herein by reference and any breach of the Noncompetition Agreement shall be deemed to be a breach of this Agreement.

Non-assignability,  Binding  Agreement

5.1     ab     Section .  By the ExecutiveThe Executive shall not assign or delegate this Agreement or any right, duty, obligation, or interest under this Agreement without CCNC's and Crossmann's prior written consent; provided, however, that nothing shall preclude the Executive from designating beneficiaries to receive benefits payable under this Agreement upon his death, and nothing shall preclude the Executive's executors, administrators, or their legal representatives, from assigning any rights under this Agreement to any person.

5.2         ab     Section .  By CCNC or CrossmannCCNC and/or Crossmann may
assign, delegate, or transfer this Agreement and all of their rights and obligations under this Agreement to any of its affiliates or subsidiaries or to any business entity that by merger, consolidation, or otherwise acquires all or substantially all of the assets of CCNC or Crossmann or to which CCNC or Crossmann transfers all or substantially all of its assets. Upon assignment, delegation, or transfer, any affiliate, subsidiary, or business entity related to CCNC and/or Crossmann shall be deemed to be substituted for CCNC and/or Crossmann, as applicable, for all purposes of this Agreement.

5.3        ab     Section .  Binding EffectExcept as limited under Sections
6(a) and 6(b), this Agreement shall be binding upon and inure to the benefit of the parties, any successors to or assigns of CCNC and/or Crossmann, and the Executive's heirs and the personal representatives or executor of the Executive's estate.

                             VI.     abARTICLE

SeverabilityIf a court of competent jurisdiction makes a final determination that any term or provision of this Agreement is invalid or unenforceable, and all rights to appeal the determination have been exhausted or the period of time during which any appeal of the determination may be perfected has been exhausted, the remaining terms and provisions shall be unimpaired and the invalid or unenforceable term or provision shall be deemed replaced by a term or provision that is valid and enforceable and that most closely approximates the intention of the parties with respect to the invalid or unenforceable term or provision, as evidenced by the remaining valid and enforceable terms and conditions of this Agreement.

                            VII.     abARTICLE

AmendmentNo provision of this Agreement may be modified, amended, waived, or discharged in any manner except by an instrument in writing signed by the Executive and on behalf of CCNC and Crossmann by such officers as may be specifically designated by the Boards.  No agreement or representation, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by any party which is not expressly set forth in this
                                 Agreement.

                            VIII.     abARTICLE

   WaiverThe waiver by any party of compliance by any other party with any provision of this Agreement shall not operate or be construed as a waiver of any other provision of this Agreement (whether or not similar), or a continuing waiver or a waiver of any subsequent breach by a party of a provision of this Agreement.  Performance by any party of any act not required of it under the terms and conditions of this Agreement shall not constitute a waiver of the limitations on its obligations under this Agreement, and no performance shall estop that party from asserting those limitations as to any further or future performance of its obligations.

                             IX.     abARTICLE

 Governing Law and JurisdictionThe laws of the State of Indiana shall govern the validity, performance, enforcement, interpretation and any other aspect of this Agreement, notwithstanding any state's choice of law provisions to the contrary.

                             X.     abARTICLE
   NoticesAll notices required or desired to be given under this Agreement shall be in writing and shall be deemed to have been duly given (i) on the date of service if served personally on the party to whom notice is to be given, (ii) on the date of receipt by the party to whom notice is to be given if transmitted to such party by telefax, provided a copy is mailed as set forth below on the date of transmission, or (iii) on the third day after mailing if mailed to the party to whom notice is to be given by registered or certified mail, return receipt requested, postage prepaid, to the following addresses:

          (a)          If  to  CCNC  or  Crossmann,  to:

                    Crossmann  Communities,  Inc.
                    9202  North  Meridian  St.,  Suite  300
                    Indianapolis,  IN  46268
                    Attn:  John  B.  Scheumann
                    Tel.  No.:  (317)  843-9514
                    Fax:  (317)  571-2210

          (b)          If  to  the  Executive,  to:

                    H.  Gilford  Edwards
                    10239  Beach  Drive,  S.W.
                    Calabash,  NC  28467
                    Tel.  No.:  910-579-3121
                    Fax:  910-579-7505

Any party may, by giving written notice to the other parties, change the address to which notice shall then be sent.

                             XI.     abARTICLE

    Prior AgreementsThis Agreement and the Noncompetition Agreement are a complete and total integration of the understanding of the parties. This
       Agreement and the Noncompetition Agreement supersede all prior or contemporaneous negotiations, commitments, agreements, writings including handbooks, and discussions with respect to the subject matter of this
                 Agreement and the Noncompetition Agreement.

                            XII.     abARTICLE

   HeadingsThe headings of the Sections of this Agreement are inserted for convenience only and shall not be deemed to constitute part of this Agreement or to affect the construction of this Agreement.

                            XIII.     abARTICLE

CounterpartsThis Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one and the same Agreement. Only one counterpart signed by the party against which enforcement is sought needs to be produced to evidence the existence of this Agreement

                            XIV.     abARTICLE

    GuarantyCrossmann hereby guarantees the performance of all of CCNC's obligations hereunder, including all of CCNC's obligations to make payments to the Executive hereunder.

          The parties have executed this Agreement on the date first written above.

"CCNC"

Crossmann  Communities  of  North  Carolina,  Inc.



By:                                                /s/ Richard H. Crosser

          Title:

          "CROSSMANN"

CROSSMANN  COMMUNITIES,  INC.


By:                                                /s/ Richard H. Crosser

          Title:

"EXECUTIVE"


                            /s/ H. Gilford Edwards

          H.  Gilford  Edwards

                              SCHEDULE 3(B)



          The Executive shall receive the percentage of the Bonus set forth below for the calendar years set forth below if the Pretax Net Income meets or exceeds the amounts set forth below:








Year     40% of Bonus if     80% of Bonus if    100% of Bonus if
----  ------------------  ------------------  ------------------
      Pretax Net Income   Pretax Net Income   Pretax Net Income
      ------------------  ------------------  ------------------
      Meets or Exceeds    Meets or Exceeds    Meets or Exceeds
      ------------------  ------------------  ------------------
1998  $        1,500,000  $        2,200,000  $        2,775,000
----  ------------------  ------------------  ------------------
1999  $        1,700,000  $        2,400,000  $        3,120,000
----  ------------------  ------------------  ------------------
2000  $        2,000,000  $        2,750,000  $        3,545,000
----  ------------------  ------------------  ------------------
2001  $        2,400,000  $        3,200,000  $        4,075,000
----  ------------------  ------------------  ------------------
2002  $        2,700,000  $        3,700,000  $        4,740,000
----  ------------------  ------------------  ------------------




















Exhibit  10.53
                     EXECUTIVE EMPLOYMENT AGREEMENT


      This Executive Employment Agreement ("Agreement") is made and entered into this 29th day of May, 1998, by and among Crossmann Communities of North Carolina, Inc., a North Carolina corporation ("CCNC"), Crossmann Communities, Inc., an Indiana corporation ("Crossmann") and James T. Callihan (the "Executive").

                         PRELIMINARY STATEMENTS

          CCNC and Crossmann (collectively referred to herein as the "Employers") have determined that it is in their best interests to employ the Executive as Vice President of CCNC, and the Executive desires to accept such position and to devote his loyalty to the Employers upon the terms and conditions set forth in this Agreement.

                          TERMS AND CONDITIONS

         In consideration of the mutual promises and covenants contained in this Agreement, and intending to be legally bound, the parties hereto agree as follows:

                             XV.     abARTICLE

                           Employment and Duties

15.1          ab          Section .  GeneralThe Employers hereby employ the
Executive, and the Executive hereby agrees to serve the Employers in the capacity of Vice President of CCNC and to perform the executive and management duties that the Board of Directors of CCNC and/or the Board of Directors of Crossmann (collectively and individually the "Boards") shall reasonably assign to the Executive from time to time.

15.2     ab     Section .  Employment DutiesThroughout the Employment Term,
as defined in Section 2, the Executive shall: (i) devote his working hours, on a full-time basis, to his duties under this Agreement; (ii) faithfully and loyally serve the Employers; (iii) comply in all respects with the lawful and reasonable directions and instructions given to him by the Boards; and (iv) use his best efforts to promote and serve the interests of the Employers. In the event the directions and instructions given to the Executive by the Boards conflict in any manner, the directions and instructions given by the Board of Directors of Crossmann shall be deemed controlling; full compliance with the express directions and instructions of the Board of Directors of Crossmann shall be deemed a defense to any claim of failure to comply with the directions and instructions of the Board of Directors of CCNC.

15.3        ab     Section .  Exclusive EmploymentThroughout the Employment
Term, as defined in Section 2, the Executive shall not render his services, directly or indirectly, for compensation, to any other person or organization without the prior written consent of the Employers and shall not engage in any activity which would significantly interfere with the faithful performance of his duties under this Agreement. The Executive, however, may perform minor services for which he does not receive compensation, so long as such services do not significantly interfere with the faithful performance of his duties under this Agreement or violate the Noncompetition Agreement (as defined herein).

15.4          ab      Section .  Location of EmploymentThe Executive hereby
agrees to perform services for the Employers anywhere in the Southeast region of the United States (the "Southeast") and agrees that the Employers may relocate him anywhere in the Southeast, provided, however, that the Employers shall not relocate the Executive out of the Southeast without the Executive's consent.

                            XVI.     abARTICLE

  Employment TermThe Executive's employment hereunder shall commence on the Closing Date as that term is defined in the Agreement and Plan of Merger by and among the Employers, the Pinehurst Entities (as defined therein) and the
  Stockholders (as defined therein) dated May 29, 1998 (the "Pinehurst Entity
     Merger Agreement"), the Agreement and Plan of Merger by and among the Employers, River Oaks Golf Development Corporation ("River Oaks") and the
     Stockholders (as defined therein) dated May 29, 1998 and the Purchase Agreement by and among the Employers, True Blue Development, LLC and the
 Members (as defined therein) dated May 29, 1998 (collectively, the "Purchase
   Agreements") and shall continue until May 29, 2003.  Notwithstanding the foregoing, the Executive's employment hereunder shall be subject to resignation or termination in accordance with the provisions of Section 4 hereof. As used in this Agreement, the term "Expiration Date" shall mean May 29, 2003 and the term "Employment Term" shall mean the period beginning on the date hereof and ending on the earlier of the Expiration Date, the Termination
  Date, the Resignation Date, (both as defined in Section 4 hereof), or other date the Executive ceases to be employed by the Employers in accordance with
                              Section 4 hereof.

                            XVII.     abARTICLE

 Compensation and Other BenefitsCCNC or Crossmann, as applicable, shall pay and provide the following compensation and other benefits to the Executive for the services rendered by him under this Agreement:

17.1          ab         Section .  Annual Base SalaryCCNC shall pay to the
Executive, in accordance with the then prevailing payroll practices of CCNC, an annual salary of not less than One Hundred Thousand Dollars ($100,000) (the "Annual Base Salary"), subject to required withholdings under Federal, state, and local laws. CCNC's obligations with respect to payment of the Annual Base Salary shall not be effective until the Employment Term has commenced. The Annual Base Salary shall not be reduced during the Employment Term.
17.2       ab     Section .  BonusThe Executive shall receive a bonus of up
to Seventy Five Thousand Dollars ($75,000) for each calendar year payable as set forth on Schedule 3(b) (the "Bonus") based upon the aggregate pretax net income attributable to the business formerly conducted by the Pinehurst Entities (as defined in the Pinehurst Merger Agreement), River Oaks, and True Blue Development, LLC (collectively, the "Target Entities"), as determined by the Employers (the "Pretax Net Income"). The Executive may make draws against the Bonus due for a particular calendar year during such calendar year; provided, however, that if the Employers determine that the draws made by the Executive exceed the amount to which they are entitled pursuant to Schedule 3(b), then the Executive shall repay all draws made during the calendar year to the extent that the draws exceed the amount to which the Executive is entitled pursuant to Schedule 3(b) within 30 days of the determination of the Pretax Net Income by the Employers. If the Executive does not repay the draws within such time period, the Executive shall be deemed to have breached the Pinehurst Merger Agreement and the Employers shall have the indemnification rights set forth therein. The Employers shall make a determination as to whether the Bonus Threshold was met for a calendar year within 45 days after the end of such calendar year and shall pay the balance of the Bonus after taking into account all draws made by the Executive during the calendar year within 75 days after the end of the calendar year. For the purposes of this Agreement, the term calendar year shall mean the period beginning on January 1 and ending on the following December 31.

17.3          ab          Section  .  Executive BenefitsExcept as otherwise
specifically provided in this Agreement, the Executive shall be eligible to participate, in accordance with their respective terms and conditions, in all benefit plans presently available or which may subsequently be made available to executives of the Employers, including Crossmann's health care, basic life insurance, supplemental life insurance coverage, disability coverage, business travel accident insurance and any pension or retirement plan of any kind.

17.4     ab     Section .  Vacation LeaveThe Executive shall be entitled to that number of days of vacation leave per year that is generally applicable to all executive personnel of Crossmann. The Executive shall accrue and receive full compensation and benefits during his vacation leave periods. Unused vacation leave time shall not carry over from one year of the Employment Term to the next and unused vacation leave time shall not entitle the Executive to any additional compensation.

17.5       ab     Section .  Stock Option PlanThe Boards may, in their sole
discretion, permit the Executive to participate in stock option plans of Crossmann at a level consistent with other employees of CCNC or Crossmann having similar responsibilities as the Executive. The term and conditions of a grant of a stock option to the Executive will be set forth in a separate stock option agreement between Crossmann and the Executive.

17.6          ab       Section .  AutomobileThe Employers shall provide the
Executive with an automobile which is the same or equivalent make and model as the automobile that the Target Entities currently provide to the Executive for the Employment Term. The Employers shall reimburse the Executive for all reasonable expenses associated with the automobile, including gasoline and normal repair expenses, incurred by the Executive in conducting the Employers' business, in accordance with the policies of Crossmann.

17.7       ab     Section .  Business ExpensesThe Employers shall reimburse
the Executive for all reasonable business expenses incurred by the Executive in conducting the Employers' business in accordance with the policies of Crossmann.

                           XVIII.     abARTICLE

                         Termination of Employment

18.1          ab          Section  .    Termination  for  Cause

(a)      ab     The Employers may terminate the Executive's employment with the Employers pursuant to this Agreement for Cause, as defined herein, by providing written notice to the Executive at least twenty-four (24) hours prior to the Termination Date, as defined in subsection (iii) below.

(b)      ab     A termination for "Cause" means a termination by one of the
Boards for any one or more of the following reasons: (a) theft, fraud, embezzlement, dishonest or other similar behavior by the Executive; (b) any material breach by the Executive of the terms of this Agreement, or the Purchase Agreements or any breach by the Executive of the terms of the Nondisclosure, Noncompetition and Nonsolicitation Agreement of even date herewith executed by the Executive (the "Noncompetition Agreement"); (c) any material neglect of duty, incompetence, insubordination or misconduct of the Executive in discharging any of his duties and responsibilities hereunder, (d) any act of theft or dishonesty by the Executive or any criminal conviction or indictment of the Executive, (e) any occurrence of the Executive reporting to work under the influence of alcohol or illegal drugs, or the Executive being under the influence of alcohol or illegal drugs during working hours, (f) any failure or refusal by the Executive to comply with the policies, rules or regulations of the Employers whether now in force or hereafter adopted; (g) any misrepresentation or concealment by the Executive of any material fact for the purpose of securing this Agreement, or (h) any other material act of misconduct within the control of the Executive.

(c)          ab          In  the  case of a termination for Cause, the term
"Termination Date" as used in this subsection (a) shall mean the actual date the Executive terminates employment with the Employers as a result of action taken by one of the Boards, and not as a result of the Executive's resignation, as provided in Section 4(b).

(d)      ab     If prior to the Expiration Date the Employers terminate the
Executive's employment for Cause, the Executive shall only be entitled to payment of that portion of the Annual Base Salary under Section 3(a) that the Executive earned through and including the Termination Date, at the rate of the Annual Base Salary in effect or any portion of the year at that time, and the Executive shall repay all draws made against the Bonus in the calendar year in which the Executive is terminated for Cause within 10 days after the Termination Date. If the Executive fails to repay the draws within such time period, the Executive shall be deemed to have breached the Pinehurst Merger Agreement and the Employers shall have the indemnification rights set forth therein.

18.2         ab     Section .  ResignationThe Executive may resign from his
employment with the Employers pursuant to this Agreement at any time by providing written notice to the Boards of his resignation at least thirty (30) days prior to the effective date of the resignation (the "Resignation Notice"). The effective date of the Executive's resignation shall be that specified in the Resignation Notice, or the actual date the Executive terminates employment with the Employers as the result of a resignation, whichever occurs earlier (the "Resignation Date"). If prior to the Expiration Date, the Executive resigns his employment, the Executive shall only be entitled to payment of that portion of the Annual Base Salary under Section 3(a) that the Executive earned through and including the Resignation Date, at the rate of the Annual Base Salary in effect at that time, and the Executive shall repay all draws made against the Bonus in the calendar year in which the Executive resigns within 10 days after the Resignation Date. If the Executive fails to repay the draws within such time period, the Executive shall be deemed to have breached the Pinehurst Merger Agreement and the Employers shall have the indemnification rights set forth therein.

18.3       ab     Section .  Termination Without CauseThe Employers may, in
their sole discretion, terminate the Executive's employment with the Employers pursuant to this Agreement at any time without Cause, by providing written notice to the Executive at least twenty-four (24) hours prior to the Termination Date, as defined in this subsection (c). If the Employers terminate the Executive's employment without Cause, CCNC shall be obligated to continue to pay to him the Annual Base Salary and to pay him an amount equal to the monthly premium for the Executive's individual health insurance as in effect on the Termination Date for the period during which the Executive is bound by the terms and conditions of the Noncompetition Agreement (the "Severance Payments"). Such payments shall be made as and when the same would have been due and payable if the Executive's employment had continued through such date, subject to the provisions of Sections 4(d) and 4(e). If the Employers terminate the Executive's employment without Cause, the Executive shall not be entitled to any Bonus payments for any periods after the Termination Date and the Executive shall be required to repay any draws made against the Bonus in the calendar year in which he was terminated without Cause in accordance with the terms of Section 3(b) hereof. If the Executive fails to repay the draws in the time period set forth in Section 3(b), the Executive shall be deemed to have breached the Pinehurst Merger Agreement, the Employers shall have the indemnification rights set forth therein. As a condition precedent to receiving the Severance Payments, the Executive shall sign a release of all claims the Executive has or may have against the Employers in form and substance submitted to the Executive by the Employers. The term "Termination Date" as used in this subsection (c) shall mean the actual date the Executive terminates employment with the Employers as a result of action taken by one of the Employers, and not as a result of the Executive's resignation as provided in Section 4(b). Except as provided in this subsection (c), the Executive shall not be eligible to receive any compensation or benefits under this Agreement with respect to any future periods beginning on or after the Termination Date.

18.4          ab         Section .  DeathIf the Executive dies prior to the
Expiration Date, the Executive's estate or personal representative shall be entitled to receive that portion of the Annual Base Salary, at the rate in effect at the Executive's death, that portion of the Bonus attributable to the period prior to the date of the Executive's death payable in accordance with the terms of Section 3(b) hereof, and any other compensation or benefits that the Executive earned through and including the date of the Executive's death. If the Pretax Net Income does not exceed the maximum amount set forth on
Schedule 3(b), then the Executive 's estate or personal representative shall be required to repay any draws made against the Bonus in the calendar year of the Executive's death in accordance with the terms of Section 3(b) hereof. If the Executive's estate or personal representative fails to repay the draws in the time period set forth in Section 3(b), the Executive shall be deemed to have breached the Pinehurst Merger Agreement and the Employers shall have the indemnification rights set forth therein. If the Executive is entitled to receive payments from the Employers pursuant to Section 4(c) at the time of his death, the Executive's estate or personal representative shall be entitled to receive that portion of the Annual Base Salary, at the rate in effect at the Executive's death, and any other compensation or benefits, that the Executive would have been entitled to receive under Section 4(c) through and including the date of the Executive's death. The Executive's estate or personal representative shall not be entitled to receive any portion of the Annual Base Salary or any other compensation or benefits under this Agreement, with respect to any periods ending on or after the date of the Executive's death, which was not payable in accordance with the provisions thereof prior to the date of death.

18.5        ab     Section .  DisabilityIf prior to the Expiration Date the
Executive becomes Permanently Disabled, as defined in this subsection (e), the Employers may terminate the Executive's employment with the Employers as a result of the Permanent Disability by providing written notice to the Executive at least twenty-four (24) hours prior to the Termination Date, as defined in this subsection (e). If prior to the Expiration Date the Executive becomes Permanently Disabled, the Executive may resign from his employment with the Employers pursuant to this Agreement by providing written notice to the Employers of his resignation at least twenty-four (24) hours prior to the Resignation Date, as defined in this subsection (e). If the Employers terminate the Executive's employment as a result of a Permanent Disability or the Executive resigns from employment with the Employers as a result of a Permanent Disability, the Executive shall be entitled to receive that portion of the Annual Base Salary under Section 3(a) that the Executive earned through and including the Termination Date or Resignation Date, as applicable, at the rate in effect on such date and that portion of the Bonus attributable to the period prior to the Termination Date or the Resignation Date, as applicable, payable in accordance with the terms of Section 3(b) hereof. If the Pretax Net Income does not exceed the maximum amount set forth on Schedule 3(b), then the Executive shall be required to repay any draws made against the Bonus in the calendar year of the Executive's Permanent Disability in accordance with the terms of Section 3(b) hereof. If the Executive fails to repay the draws in the time period set forth in Section 3(b), the Executive shall be deemed to have breached the Pinehurst Merger Agreement and the Employers shall have the indemnification rights set forth therein. If the Executive is entitled to receive payments from the Employers pursuant to Section 4(c) at the time he becomes Permanently Disabled, the Executive shall be entitled to receive the payments that the Executive would have been entitled to receive under Section 4(c). The Executive shall not be entitled to receive any portion of the Annual Base Salary or any other compensation or benefits under this Agreement with respect to any future periods beginning on or after the later of the Resignation Date, Termination Date, or the date the Executive becomes Permanently Disabled. The Executive shall be deemed "Permanently Disabled" when, and only when, he is deemed permanently disabled in accordance with the disability insurance policy of the Employers in effect at the time of the illness or injury causing the disability, or, in the event no disability policy is then in effect, in accordance with the disability policy of the Employers last in effect. The definition of Permanently Disabled for purposes of this Agreement shall comply with all provisions of applicable law. The term "Termination Date" as used in this subsection (e) shall mean the actual date the Executive terminates employment with the Employers. The term "Resignation Date" as used in this subsection (e) shall mean the actual date the Executive terminates employment with the Employers as the result of a resignation.

                            XIX.     abARTICLE

   Nondisclosure, Noncompetition and Nonsolicitation AgreementOn the date hereof the Executive entered into the Noncompetition Agreement. All of the terms and conditions of the Noncompetition Agreement are incorporated herein by reference and any breach of the Noncompetition Agreement shall be deemed to be a breach of this Agreement.

Non-assignability,  Binding  Agreement

19.1       ab     Section .  By the ExecutiveThe Executive shall not assign
or delegate this Agreement or any right, duty, obligation, or interest under this Agreement without CCNC's and Crossmann's prior written consent; provided, however, that nothing shall preclude the Executive from designating beneficiaries to receive benefits payable under this Agreement upon his death, and nothing shall preclude the Executive's executors, administrators, or their legal representatives, from assigning any rights under this Agreement to any person.

19.2        ab     Section .  By CCNC or CrossmannCCNC and/or Crossmann may
assign, delegate, or transfer this Agreement and all of their rights and obligations under this Agreement to any of its affiliates or subsidiaries or to any business entity that by merger, consolidation, or otherwise acquires all or substantially all of the assets of CCNC or Crossmann or to which CCNC or Crossmann transfers all or substantially all of its assets. Upon assignment, delegation, or transfer, any affiliate, subsidiary, or business entity related to CCNC and/or Crossmann shall be deemed to be substituted for CCNC and/or Crossmann, as applicable, for all purposes of this Agreement.

19.3       ab     Section .  Binding EffectExcept as limited under Sections
6(a) and 6(b), this Agreement shall be binding upon and inure to the benefit of the parties, any successors to or assigns of CCNC and/or Crossmann, and the Executive's heirs and the personal representatives or executor of the Executive's estate.

                             XX.     abARTICLE

SeverabilityIf a court of competent jurisdiction makes a final determination that any term or provision of this Agreement is invalid or unenforceable, and all rights to appeal the determination have been exhausted or the period of time during which any appeal of the determination may be perfected has been exhausted, the remaining terms and provisions shall be unimpaired and the invalid or unenforceable term or provision shall be deemed replaced by a term or provision that is valid and enforceable and that most closely approximates the intention of the parties with respect to the invalid or unenforceable term or provision, as evidenced by the remaining valid and enforceable terms and conditions of this Agreement.

                            XXI.     abARTICLE

AmendmentNo provision of this Agreement may be modified, amended, waived, or discharged in any manner except by an instrument in writing signed by the Executive and on behalf of CCNC and Crossmann by such officers as may be specifically designated by the Boards.  No agreement or representation, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by any party which is not expressly set forth in this
                                 Agreement.

                            XXII.     abARTICLE

   WaiverThe waiver by any party of compliance by any other party with any provision of this Agreement shall not operate or be construed as a waiver of any other provision of this Agreement (whether or not similar), or a continuing waiver or a waiver of any subsequent breach by a party of a provision of this Agreement.  Performance by any party of any act not required of it under the terms and conditions of this Agreement shall not constitute a waiver of the limitations on its obligations under this Agreement, and no performance shall estop that party from asserting those limitations as to any further or future performance of its obligations.

                           XXIII.     abARTICLE

 Governing Law and JurisdictionThe laws of the State of Indiana shall govern the validity, performance, enforcement, interpretation and any other aspect of this Agreement, notwithstanding any state's choice of law provisions to the contrary.

                            XXIV.     abARTICLE

   NoticesAll notices required or desired to be given under this Agreement shall be in writing and shall be deemed to have been duly given (i) on the date of service if served personally on the party to whom notice is to be given, (ii) on the date of receipt by the party to whom notice is to be given if transmitted to such party by telefax, provided a copy is mailed as set forth below on the date of transmission, or (iii) on the third day after mailing if mailed to the party to whom notice is to be given by registered or certified mail, return receipt requested, postage prepaid, to the following addresses:

          (a)          If  to  CCNC  or  Crossmann,  to:

                    Crossmann  Communities,  Inc.
                    9202  North  Meridian  St.,  Suite  300
                    Indianapolis,  IN  46268
                    Attn:  John  B.  Scheumann
                    Tel.  No.:  (317)  843-9514
                    Fax:  (317)  571-2210

          (b)          If  to  the  Executive,  to:

                    James  T.  Callihan
                    10239  Beach  Drive,  S.W.
                    Calabash,  NC  28467
                    Tel.  No.:  910-579-3121
                    Fax:  910-579-7505

Any party may, by giving written notice to the other parties, change the address to which notice shall then be sent.

                            XXV.     abARTICLE

    Prior AgreementsThis Agreement and the Noncompetition Agreement are a complete and total integration of the understanding of the parties. This
       Agreement and the Noncompetition Agreement supersede all prior or contemporaneous negotiations, commitments, agreements, writings including handbooks, and discussions with respect to the subject matter of this
                 Agreement and the Noncompetition Agreement.

                            XXVI.     abARTICLE

   HeadingsThe headings of the Sections of this Agreement are inserted for convenience only and shall not be deemed to constitute part of this Agreement or to affect the construction of this Agreement.

                           XXVII.     abARTICLE

CounterpartsThis Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one and the same Agreement. Only one counterpart signed by the party against which enforcement is sought needs to be produced to evidence the existence of this Agreement

                           XXVIII.     abARTICLE

    GuarantyCrossmann hereby guarantees the performance of all of CCNC's obligations hereunder, including all of CCNC's obligations to make payments to the Executive hereunder.

          The parties have executed this Agreement on the date first written above.

"CCNC"

Crossmann  Communities  of  North  Carolina,  Inc.



By:s/s  Richard  H.  Crosser

          Title:

          "CROSSMANN"

CROSSMANN  COMMUNITIES,  INC.


By:/s/  Richard  H.  Crosser

          Title:

"EXECUTIVE"


                           /s/ James T. Callihan

          James  T.  Callihan

                              SCHEDULE 3(B)



          The Executive shall receive the percentage of the Bonus set forth below for the calendar years set forth below if the Pretax Net Income meets or exceeds the amounts set forth below:








YEAR     40% of Bonus if     80% of Bonus if    100% of Bonus if
----  ------------------  ------------------  ------------------
      Pretax Net Income   Pretax Net Income   Pretax Net Income
      ------------------  ------------------  ------------------
      Meets or Exceeds    Meets or Exceeds    Meets or Exceeds
      ------------------  ------------------  ------------------
1998  $        1,500,000  $        2,200,000  $        2,775,000
----  ------------------  ------------------  ------------------
1999  $        1,700,000  $        2,400,000  $        3,120,000
----  ------------------  ------------------  ------------------
2000  $        2,000,000  $        2,750,000  $        3,545,000
----  ------------------  ------------------  ------------------
2001  $        2,400,000  $        3,200,000  $        4,075,000
----  ------------------  ------------------  ------------------
2002  $        2,700,000  $        3,700,000  $        4,740,000
----  ------------------  ------------------  ------------------




















Exhibit  10.54
                     EXECUTIVE EMPLOYMENT AGREEMENT


      This Executive Employment Agreement ("Agreement") is made and entered into this 29th day of May, 1998, by and among Crossmann Communities of North Carolina, Inc., a North Carolina corporation ("CCNC"), Crossmann Communities, Inc., an Indiana corporation ("Crossmann") and Ralph R. Teal, Jr. (the "Executive").

                         PRELIMINARY STATEMENTS

          CCNC and Crossmann (collectively referred to herein as the "Employers") have determined that it is in their best interests to employ the Executive as Vice President of CCNC, and the Executive desires to accept such position and to devote his loyalty to the Employers upon the terms and conditions set forth in this Agreement.

                          TERMS AND CONDITIONS

         In consideration of the mutual promises and covenants contained in this Agreement, and intending to be legally bound, the parties hereto agree as follows:

                            XXIX.     abARTICLE

                           Employment and Duties

29.1          ab          Section .  GeneralThe Employers hereby employ the
Executive, and the Executive hereby agrees to serve the Employers in the capacity of Vice President of CCNC and to perform the executive and management duties that the Board of Directors of CCNC and/or the Board of Directors of Crossmann (collectively and individually the "Boards") shall reasonably assign to the Executive from time to time.

29.2     ab     Section .  Employment DutiesThroughout the Employment Term,
as defined in Section 2, the Executive shall: (i) devote his working hours, on a full-time basis, to his duties under this Agreement; (ii) faithfully and loyally serve the Employers; (iii) comply in all respects with the lawful and reasonable directions and instructions given to him by the Boards; and (iv) use his best efforts to promote and serve the interests of the Employers. In the event the directions and instructions given to the Executive by the Boards conflict in any manner, the directions and instructions given by the Board of Directors of Crossmann shall be deemed controlling; full compliance with the express directions and instructions of the Board of Directors of Crossmann shall be deemed a defense to any claim of failure to comply with the directions and instructions of the Board of Directors of CCNC.

29.3        ab     Section .  Exclusive EmploymentThroughout the Employment
Term, as defined in Section 2, the Executive shall not render his services, directly or indirectly, for compensation, to any other person or organization without the prior written consent of the Employers and shall not engage in any activity which would significantly interfere with the faithful performance of his duties under this Agreement. The Executive, however, may perform minor services for which he does not receive compensation, so long as such services do not significantly interfere with the faithful performance of his duties under this Agreement or violate the Noncompetition Agreement (as defined herein).

29.4          ab      Section .  Location of EmploymentThe Executive hereby
agrees to perform services for the Employers anywhere in the Southeast region of the United States (the "Southeast") and agrees that the Employers may relocate him anywhere in the Southeast, provided, however, that the Employers shall not relocate the Executive out of the Southeast without the Executive's consent.

                            XXX.     abARTICLE

  Employment TermThe Executive's employment hereunder shall commence on the Closing Date as that term is defined in the Agreement and Plan of Merger by and among the Employers, the Pinehurst Entities (as defined therein) and the
  Stockholders (as defined therein) dated May 29, 1998 (the "Pinehurst Entity
     Merger Agreement"), the Agreement and Plan of Merger by and among the Employers, River Oaks Golf Development Corporation ("River Oaks") and the
     Stockholders (as defined therein) dated May 29, 1998 and the Purchase Agreement by and among the Employers, True Blue Development, LLC and the
 Members (as defined therein) dated May 29, 1998 (collectively, the "Purchase
   Agreements") and shall continue until May 29, 2003.  Notwithstanding the foregoing, the Executive's employment hereunder shall be subject to resignation or termination in accordance with the provisions of Section 4 hereof. As used in this Agreement, the term "Expiration Date" shall mean May 29, 2003 and the term "Employment Term" shall mean the period beginning on the date hereof and ending on the earlier of the Expiration Date, the Termination
  Date, the Resignation Date, (both as defined in Section 4 hereof), or other date the Executive ceases to be employed by the Employers in accordance with
                              Section 4 hereof.

                            XXXI.     abARTICLE

 Compensation and Other BenefitsCCNC or Crossmann, as applicable, shall pay and provide the following compensation and other benefits to the Executive for the services rendered by him under this Agreement:

31.1          ab         Section .  Annual Base SalaryCCNC shall pay to the
Executive, in accordance with the then prevailing payroll practices of CCNC, an annual salary of not less than One Hundred Thousand Dollars ($100,000) (the "Annual Base Salary"), subject to required withholdings under Federal, state, and local laws. CCNC's obligations with respect to payment of the Annual Base Salary shall not be effective until the Employment Term has commenced. The Annual Base Salary shall not be reduced during the Employment Term.

31.2       ab     Section .  BonusThe Executive shall receive a bonus of up
to Seventy Five Thousand Dollars ($75,000) for each calendar year payable as set forth on Schedule 3(b) (the "Bonus") based upon the aggregate pretax net income attributable to the business formerly conducted by the Pinehurst Entities (as defined in the Pinehurst Merger Agreement), River Oaks, and True Blue Development, LLC (collectively, the "Target Entities"), as determined by the Employers (the "Pretax Net Income"). The Executive may make draws against the Bonus due for a particular calendar year during such calendar year; provided, however, that if the Employers determine that the draws made by the Executive exceed the amount to which they are entitled pursuant to Schedule 3(b), then the Executive shall repay all draws made during the calendar year to the extent that the draws exceed the amount to which the Executive is entitled pursuant to Schedule 3(b) within 30 days of the determination of the Pretax Net Income by the Employers. If the Executive does not repay the draws within such time period, the Executive shall be deemed to have breached the Pinehurst Merger Agreement and the Employers shall have the indemnification rights set forth therein. The Employers shall make a determination as to whether the Bonus Threshold was met for a calendar year within 45 days after the end of such calendar year and shall pay the balance of the Bonus after taking into account all draws made by the Executive during the calendar year within 75 days after the end of the calendar year. For the purposes of this Agreement, the term calendar year shall mean the period beginning on January 1 and ending on the following December 31.

31.3          ab          Section  .  Executive BenefitsExcept as otherwise
specifically provided in this Agreement, the Executive shall be eligible to participate, in accordance with their respective terms and conditions, in all benefit plans presently available or which may subsequently be made available to executives of the Employers, including Crossmann's health care, basic life insurance, supplemental life insurance coverage, disability coverage, business travel accident insurance and any pension or retirement plan of any kind.

31.4     ab     Section .  Vacation LeaveThe Executive shall be entitled to that number of days of vacation leave per year that is generally applicable to all executive personnel of Crossmann. The Executive shall accrue and receive full compensation and benefits during his vacation leave periods. Unused vacation leave time shall not carry over from one year of the Employment Term to the next and unused vacation leave time shall not entitle the Executive to any additional compensation.
31.5       ab     Section .  Stock Option PlanThe Boards may, in their sole
discretion, permit the Executive to participate in stock option plans of Crossmann at a level consistent with other employees of CCNC or Crossmann having similar responsibilities as the Executive. The term and conditions of a grant of a stock option to the Executive will be set forth in a separate stock option agreement between Crossmann and the Executive.

31.6          ab       Section .  AutomobileThe Employers shall provide the
Executive with an automobile which is the same or equivalent make and model as the automobile that the Target Entities currently provide to the Executive for the Employment Term. The Employers shall reimburse the Executive for all reasonable expenses associated with the automobile, including gasoline and normal repair expenses, incurred by the Executive in conducting the Employers' business, in accordance with the policies of Crossmann.

31.7       ab     Section .  Business ExpensesThe Employers shall reimburse
the Executive for all reasonable business expenses incurred by the Executive in conducting the Employers' business in accordance with the policies of Crossmann.

                           XXXII.     abARTICLE

                         Termination of Employment

32.1          ab          Section  .    Termination  for  Cause

(a)      ab     The Employers may terminate the Executive's employment with the Employers pursuant to this Agreement for Cause, as defined herein, by providing written notice to the Executive at least twenty-four (24) hours prior to the Termination Date, as defined in subsection (iii) below.

(b)      ab     A termination for "Cause" means a termination by one of the
Boards for any one or more of the following reasons: (a) theft, fraud, embezzlement, dishonest or other similar behavior by the Executive; (b) any material breach by the Executive of the terms of this Agreement, or the Purchase Agreements or any breach by the Executive of the terms of the Nondisclosure, Noncompetition and Nonsolicitation Agreement of even date herewith executed by the Executive (the "Noncompetition Agreement"); (c) any material neglect of duty, incompetence, insubordination or misconduct of the Executive in discharging any of his duties and responsibilities hereunder, (d) any act of theft or dishonesty by the Executive or any criminal conviction or indictment of the Executive, (e) any occurrence of the Executive reporting to work under the influence of alcohol or illegal drugs, or the Executive being under the influence of alcohol or illegal drugs during working hours, (f) any failure or refusal by the Executive to comply with the policies, rules or regulations of the Employers whether now in force or hereafter adopted; (g) any misrepresentation or concealment by the Executive of any material fact for the purpose of securing this Agreement, or (h) any other material act of misconduct within the control of the Executive.

(c)          ab          In  the  case of a termination for Cause, the term
"Termination Date" as used in this subsection (a) shall mean the actual date the Executive terminates employment with the Employers as a result of action taken by one of the Boards, and not as a result of the Executive's resignation, as provided in Section 4(b).

(d)      ab     If prior to the Expiration Date the Employers terminate the
Executive's employment for Cause, the Executive shall only be entitled to payment of that portion of the Annual Base Salary under Section 3(a) that the Executive earned through and including the Termination Date, at the rate of the Annual Base Salary in effect or any portion of the year at that time, and the Executive shall repay all draws made against the Bonus in the calendar year in which the Executive is terminated for Cause within 10 days after the Termination Date. If the Executive fails to repay the draws within such time period, the Executive shall be deemed to have breached the Pinehurst Merger Agreement and the Employers shall have the indemnification rights set forth therein.

32.2         ab     Section .  ResignationThe Executive may resign from his
employment with the Employers pursuant to this Agreement at any time by providing written notice to the Boards of his resignation at least thirty (30) days prior to the effective date of the resignation (the "Resignation Notice"). The effective date of the Executive's resignation shall be that specified in the Resignation Notice, or the actual date the Executive terminates employment with the Employers as the result of a resignation, whichever occurs earlier (the "Resignation Date"). If prior to the Expiration Date, the Executive resigns his employment, the Executive shall only be entitled to payment of that portion of the Annual Base Salary under Section 3(a) that the Executive earned through and including the Resignation Date, at the rate of the Annual Base Salary in effect at that time, and the Executive shall repay all draws made against the Bonus in the calendar year in which the Executive resigns within 10 days after the Resignation Date. If the Executive fails to repay the draws within such time period, the Executive shall be deemed to have breached the Pinehurst Merger Agreement and the Employers shall have the indemnification rights set forth therein.

32.3       ab     Section .  Termination Without CauseThe Employers may, in
their sole discretion, terminate the Executive's employment with the Employers pursuant to this Agreement at any time without Cause, by providing written notice to the Executive at least twenty-four (24) hours prior to the Termination Date, as defined in this subsection (c). If the Employers terminate the Executive's employment without Cause, CCNC shall be obligated to continue to pay to him the Annual Base Salary and to pay him an amount equal to the monthly premium for the Executive's individual health insurance as in effect on the Termination Date for the period during which the Executive is bound by the terms and conditions of the Noncompetition Agreement (the "Severance Payments"). Such payments shall be made as and when the same would have been due and payable if the Executive's employment had continued through such date, subject to the provisions of Sections 4(d) and 4(e). If the Employers terminate the Executive's employment without Cause, the Executive shall not be entitled to any Bonus payments for any periods after the Termination Date and the Executive shall be required to repay any draws made against the Bonus in the calendar year in which he was terminated without Cause in accordance with the terms of Section 3(b) hereof. If the Executive fails to repay the draws in the time period set forth in Section 3(b), the Executive shall be deemed to have breached the Pinehurst Merger Agreement, the Employers shall have the indemnification rights set forth therein. As a condition precedent to receiving the Severance Payments, the Executive shall sign a release of all claims the Executive has or may have against the Employers in form and substance submitted to the Executive by the Employers. The term "Termination Date" as used in this subsection (c) shall mean the actual date the Executive terminates employment with the Employers as a result of action taken by one of the Employers, and not as a result of the Executive's resignation as provided in Section 4(b). Except as provided in this subsection (c), the Executive shall not be eligible to receive any compensation or benefits under this Agreement with respect to any future periods beginning on or after the Termination Date.

32.4          ab         Section .  DeathIf the Executive dies prior to the
Expiration Date, the Executive's estate or personal representative shall be entitled to receive that portion of the Annual Base Salary, at the rate in effect at the Executive's death, that portion of the Bonus attributable to the period prior to the date of the Executive's death payable in accordance with the terms of Section 3(b) hereof, and any other compensation or benefits that the Executive earned through and including the date of the Executive's death. If the Pretax Net Income does not exceed the maximum amount set forth on
Schedule 3(b), then the Executive 's estate or personal representative shall be required to repay any draws made against the Bonus in the calendar year of the Executive's death in accordance with the terms of Section 3(b) hereof. If the Executive's estate or personal representative fails to repay the draws in the time period set forth in Section 3(b), the Executive shall be deemed to have breached the Pinehurst Merger Agreement and the Employers shall have the indemnification rights set forth therein. If the Executive is entitled to receive payments from the Employers pursuant to Section 4(c) at the time of his death, the Executive's estate or personal representative shall be entitled to receive that portion of the Annual Base Salary, at the rate in effect at the Executive's death, and any other compensation or benefits, that the Executive would have been entitled to receive under Section 4(c) through and including the date of the Executive's death. The Executive's estate or personal representative shall not be entitled to receive any portion of the Annual Base Salary or any other compensation or benefits under this Agreement, with respect to any periods ending on or after the date of the Executive's death, which was not payable in accordance with the provisions thereof prior to the date of death.

32.5        ab     Section .  DisabilityIf prior to the Expiration Date the
Executive becomes Permanently Disabled, as defined in this subsection (e), the Employers may terminate the Executive's employment with the Employers as a result of the Permanent Disability by providing written notice to the Executive at least twenty-four (24) hours prior to the Termination Date, as defined in this subsection (e). If prior to the Expiration Date the Executive becomes Permanently Disabled, the Executive may resign from his employment with the Employers pursuant to this Agreement by providing written notice to the Employers of his resignation at least twenty-four (24) hours prior to the Resignation Date, as defined in this subsection (e). If the Employers terminate the Executive's employment as a result of a Permanent Disability or the Executive resigns from employment with the Employers as a result of a Permanent Disability, the Executive shall be entitled to receive that portion of the Annual Base Salary under Section 3(a) that the Executive earned through and including the Termination Date or Resignation Date, as applicable, at the rate in effect on such date and that portion of the Bonus attributable to the period prior to the Termination Date or the Resignation Date, as applicable, payable in accordance with the terms of Section 3(b) hereof. If the Pretax Net Income does not exceed the maximum amount set forth on Schedule 3(b), then the Executive shall be required to repay any draws made against the Bonus in the calendar year of the Executive's Permanent Disability in accordance with the terms of Section 3(b) hereof. If the Executive fails to repay the draws in the time period set forth in Section 3(b), the Executive shall be deemed to have breached the Pinehurst Merger Agreement and the Employers shall have the indemnification rights set forth therein. If the Executive is entitled to receive payments from the Employers pursuant to Section 4(c) at the time he becomes Permanently Disabled, the Executive shall be entitled to receive the payments that the Executive would have been entitled to receive under Section 4(c). The Executive shall not be entitled to receive any portion of the Annual Base Salary or any other compensation or benefits under this Agreement with respect to any future periods beginning on or after the later of the Resignation Date, Termination Date, or the date the Executive becomes Permanently Disabled. The Executive shall be deemed "Permanently Disabled" when, and only when, he is deemed permanently disabled in accordance with the disability insurance policy of the Employers in effect at the time of the illness or injury causing the disability, or, in the event no disability policy is then in effect, in accordance with the disability policy of the Employers last in effect. The definition of Permanently Disabled for purposes of this Agreement shall comply with all provisions of applicable law. The term "Termination Date" as used in this subsection (e) shall mean the actual date the Executive terminates employment with the Employers. The term "Resignation Date" as used in this subsection (e) shall mean the actual date the Executive terminates employment with the Employers as the result of a resignation.

                           XXXIII.     abARTICLE

   Nondisclosure, Noncompetition and Nonsolicitation AgreementOn the date hereof the Executive entered into the Noncompetition Agreement. All of the terms and conditions of the Noncompetition Agreement are incorporated herein by reference and any breach of the Noncompetition Agreement shall be deemed to be a breach of this Agreement.

Non-assignability,  Binding  Agreement

33.1       ab     Section .  By the ExecutiveThe Executive shall not assign
or delegate this Agreement or any right, duty, obligation, or interest under this Agreement without CCNC's and Crossmann's prior written consent; provided, however, that nothing shall preclude the Executive from designating beneficiaries to receive benefits payable under this Agreement upon his death, and nothing shall preclude the Executive's executors, administrators, or their legal representatives, from assigning any rights under this Agreement to any person.
33.2        ab     Section .  By CCNC or CrossmannCCNC and/or Crossmann may
assign, delegate, or transfer this Agreement and all of their rights and obligations under this Agreement to any of its affiliates or subsidiaries or to any business entity that by merger, consolidation, or otherwise acquires all or substantially all of the assets of CCNC or Crossmann or to which CCNC or Crossmann transfers all or substantially all of its assets. Upon assignment, delegation, or transfer, any affiliate, subsidiary, or business entity related to CCNC and/or Crossmann shall be deemed to be substituted for CCNC and/or Crossmann, as applicable, for all purposes of this Agreement.

33.3       ab     Section .  Binding EffectExcept as limited under Sections
6(a) and 6(b), this Agreement shall be binding upon and inure to the benefit of the parties, any successors to or assigns of CCNC and/or Crossmann, and the Executive's heirs and the personal representatives or executor of the Executive's estate.

                           XXXIV.     abARTICLE

SeverabilityIf a court of competent jurisdiction makes a final determination that any term or provision of this Agreement is invalid or unenforceable, and all rights to appeal the determination have been exhausted or the period of time during which any appeal of the determination may be perfected has been exhausted, the remaining terms and provisions shall be unimpaired and the invalid or unenforceable term or provision shall be deemed replaced by a term or provision that is valid and enforceable and that most closely approximates the intention of the parties with respect to the invalid or unenforceable term or provision, as evidenced by the remaining valid and enforceable terms and conditions of this Agreement.

                            XXXV.     abARTICLE

AmendmentNo provision of this Agreement may be modified, amended, waived, or discharged in any manner except by an instrument in writing signed by the Executive and on behalf of CCNC and Crossmann by such officers as may be specifically designated by the Boards.  No agreement or representation, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by any party which is not expressly set forth in this
                                 Agreement.

                           XXXVI.     abARTICLE

   WaiverThe waiver by any party of compliance by any other party with any provision of this Agreement shall not operate or be construed as a waiver of any other provision of this Agreement (whether or not similar), or a continuing waiver or a waiver of any subsequent breach by a party of a provision of this Agreement.  Performance by any party of any act not required of it under the terms and conditions of this Agreement shall not constitute a waiver of the limitations on its obligations under this Agreement, and no performance shall estop that party from asserting those limitations as to any further or future performance of its obligations.

                           XXXVII.     abARTICLE

 Governing Law and JurisdictionThe laws of the State of Indiana shall govern the validity, performance, enforcement, interpretation and any other aspect of this Agreement, notwithstanding any state's choice of law provisions to the contrary.

                          XXXVIII.     abARTICLE

   NoticesAll notices required or desired to be given under this Agreement shall be in writing and shall be deemed to have been duly given (i) on the date of service if served personally on the party to whom notice is to be given, (ii) on the date of receipt by the party to whom notice is to be given if transmitted to such party by telefax, provided a copy is mailed as set forth below on the date of transmission, or (iii) on the third day after mailing if mailed to the party to whom notice is to be given by registered or certified mail, return receipt requested, postage prepaid, to the following addresses:

          (a)          If  to  CCNC  or  Crossmann,  to:

                    Crossmann  Communities,  Inc.
                    9202  North  Meridian  St.,  Suite  300
                    Indianapolis,  IN  46268
                    Attn:  John  B.  Scheumann
                    Tel.  No.:  (317)  843-9514
                    Fax:  (317)  571-2210

          (b)          If  to  the  Executive,  to:

                    Ralph  R.  Teal,  Jr.
                    10239  Beach  Drive,  S.W.
                    Calabash,  NC  28467
                    Tel.  No.:  910-579-3121
                    Fax:  910-579-7505

Any party may, by giving written notice to the other parties, change the address to which notice shall then be sent.

                           XXXIX.     abARTICLE

    Prior AgreementsThis Agreement and the Noncompetition Agreement are a complete and total integration of the understanding of the parties. This
       Agreement and the Noncompetition Agreement supersede all prior or contemporaneous negotiations, commitments, agreements, writings including handbooks, and discussions with respect to the subject matter of this
                 Agreement and the Noncompetition Agreement.

                             XL.     abARTICLE

   HeadingsThe headings of the Sections of this Agreement are inserted for convenience only and shall not be deemed to constitute part of this Agreement or to affect the construction of this Agreement.

                            XLI.     abARTICLE

CounterpartsThis Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one and the same Agreement. Only one counterpart signed by the party against which enforcement is sought needs to be produced to evidence the existence of this Agreement

                            XLII.     abARTICLE

    GuarantyCrossmann hereby guarantees the performance of all of CCNC's obligations hereunder, including all of CCNC's obligations to make payments to the Executive hereunder.

          The parties have executed this Agreement on the date first written above.

"CCNC"

Crossmann  Communities  of  North  Carolina,  Inc.



By:  /s/  John  B.  Scheumann

          Title:

          "CROSSMANN"

CROSSMANN  COMMUNITIES,  INC.


By:  /s/  John  B.  Scheumann

          Title:

"EXECUTIVE"


                                           /s/ Ralph R. Teal, Jr.

          Ralph  R.  Teal,  Jr.

                              SCHEDULE 3(B)



          The Executive shall receive the percentage of the Bonus set forth below for the calendar years set forth below if the Pretax Net Income meets or exceeds the amounts set forth below:











YEAR     40% of Bonus if     80% of Bonus if    100% of Bonus if
----  ------------------  ------------------  ------------------
      Pretax Net Income   Pretax Net Income   Pretax Net Income
      ------------------  ------------------  ------------------
      Meets or Exceeds    Meets or Exceeds    Meets or Exceeds
      ------------------  ------------------  ------------------
1998  $        1,500,000  $        2,200,000  $        2,775,000
----  ------------------  ------------------  ------------------
1999  $        1,700,000  $        2,400,000  $        3,120,000
----  ------------------  ------------------  ------------------
2000  $        2,000,000  $        2,750,000  $        3,545,000
----  ------------------  ------------------  ------------------
2001  $        2,400,000  $        3,200,000  $        4,075,000
----  ------------------  ------------------  ------------------
2002  $        2,700,000  $        3,700,000  $        4,740,000
----  ------------------  ------------------  ------------------






















Exhibit  10.55
                     EXECUTIVE EMPLOYMENT AGREEMENT


      This Executive Employment Agreement ("Agreement") is made and entered into this 29th day of May, 1998, by and among Crossmann Communities of North Carolina, Inc., a North Carolina corporation ("CCNC"), Crossmann Communities, Inc., an Indiana corporation ("Crossmann") and Jeffrey H. Skelley (the "Executive").

                         PRELIMINARY STATEMENTS

          CCNC and Crossmann (collectively referred to herein as the "Employers") have determined that it is in their best interests to employ the Executive as Vice President of CCNC, and the Executive desires to accept such position and to devote his loyalty to the Employers upon the terms and conditions set forth in this Agreement.

                          TERMS AND CONDITIONS

         In consideration of the mutual promises and covenants contained in this Agreement, and intending to be legally bound, the parties hereto agree as follows:

                           XLIII.     abARTICLE

                           Employment and Duties

43.1          ab          Section .  GeneralThe Employers hereby employ the
Executive, and the Executive hereby agrees to serve the Employers in the capacity of Vice President of CCNC and to perform the executive and management duties that the Board of Directors of CCNC and/or the Board of Directors of Crossmann (collectively and individually the "Boards") shall reasonably assign to the Executive from time to time.

43.2     ab     Section .  Employment DutiesThroughout the Employment Term,
as defined in Section 2, the Executive shall: (i) devote his working hours, on a full-time basis, to his duties under this Agreement; (ii) faithfully and loyally serve the Employers; (iii) comply in all respects with the lawful and reasonable directions and instructions given to him by the Boards; and (iv) use his best efforts to promote and serve the interests of the Employers. In the event the directions and instructions given to the Executive by the Boards conflict in any manner, the directions and instructions given by the Board of Directors of Crossmann shall be deemed controlling; full compliance with the express directions and instructions of the Board of Directors of Crossmann shall be deemed a defense to any claim of failure to comply with the directions  and  instructions  of  the  Board  of  Directors  of  CCNC.
43.3        ab     Section .  Exclusive EmploymentThroughout the Employment
Term, as defined in Section 2, the Executive shall not render his services, directly or indirectly, for compensation, to any other person or organization without the prior written consent of the Employers and shall not engage in any activity which would significantly interfere with the faithful performance of his duties under this Agreement. The Executive, however, may perform minor services for which he does not receive compensation, so long as such services do not significantly interfere with the faithful performance of his duties under this Agreement or violate the Noncompetition Agreement (as defined herein).

43.4          ab      Section .  Location of EmploymentThe Executive hereby
agrees to perform services for the Employers anywhere in the Southeast region of the United States (the "Southeast") and agrees that the Employers may relocate him anywhere in the Southeast, provided, however, that the Employers shall not relocate the Executive out of the Southeast without the Executive's consent.

                            XLIV.     abARTICLE

  Employment TermThe Executive's employment hereunder shall commence on the Closing Date as that term is defined in the Agreement and Plan of Merger by and among the Employers, the Pinehurst Entities (as defined therein) and the
  Stockholders (as defined therein) dated May 29, 1998 (the "Pinehurst Entity
     Merger Agreement"), the Agreement and Plan of Merger by and among the Employers, River Oaks Golf Development Corporation ("River Oaks") and the
     Stockholders (as defined therein) dated May 29, 1998 and the Purchase Agreement by and among the Employers, True Blue Development, LLC and the
 Members (as defined therein) dated May 29, 1998 (collectively, the "Purchase
   Agreements") and shall continue until May 29, 2003.  Notwithstanding the foregoing, the Executive's employment hereunder shall be subject to resignation or termination in accordance with the provisions of Section 4 hereof. As used in this Agreement, the term "Expiration Date" shall mean May 29, 2003 and the term "Employment Term" shall mean the period beginning on the date hereof and ending on the earlier of the Expiration Date, the Termination
  Date, the Resignation Date, (both as defined in Section 4 hereof), or other date the Executive ceases to be employed by the Employers in accordance with
                              Section 4 hereof.

                            XLV.     abARTICLE

 Compensation and Other BenefitsCCNC or Crossmann, as applicable, shall pay and provide the following compensation and other benefits to the Executive for the services rendered by him under this Agreement:

45.1          ab         Section .  Annual Base SalaryCCNC shall pay to the
Executive, in accordance with the then prevailing payroll practices of CCNC, an annual salary of not less than One Hundred Thousand Dollars ($100,000) (the "Annual Base Salary"), subject to required withholdings under Federal, state, and local laws. CCNC's obligations with respect to payment of the Annual Base Salary shall not be effective until the Employment Term has commenced. The Annual Base Salary shall not be reduced during the Employment Term.

45.2       ab     Section .  BonusThe Executive shall receive a bonus of up
to Seventy Five Thousand Dollars ($75,000) for each calendar year payable as set forth on Schedule 3(b) (the "Bonus") based upon the aggregate pretax net income attributable to the business formerly conducted by the Pinehurst Entities (as defined in the Pinehurst Merger Agreement), River Oaks, and True Blue Development, LLC (collectively, the "Target Entities"), as determined by the Employers (the "Pretax Net Income"). The Executive may make draws against the Bonus due for a particular calendar year during such calendar year; provided, however, that if the Employers determine that the draws made by the Executive exceed the amount to which they are entitled pursuant to Schedule 3(b), then the Executive shall repay all draws made during the calendar year to the extent that the draws exceed the amount to which the Executive is entitled pursuant to Schedule 3(b) within 30 days of the determination of the Pretax Net Income by the Employers. If the Executive does not repay the draws within such time period, the Executive shall be deemed to have breached the Pinehurst Merger Agreement and the Employers shall have the indemnification rights set forth therein. The Employers shall make a determination as to whether the Bonus Threshold was met for a calendar year within 45 days after the end of such calendar year and shall pay the balance of the Bonus after taking into account all draws made by the Executive during the calendar year within 75 days after the end of the calendar year. For the purposes of this Agreement, the term calendar year shall mean the period beginning on January 1 and ending on the following December 31.

45.3          ab          Section  .  Executive BenefitsExcept as otherwise
specifically provided in this Agreement, the Executive shall be eligible to participate, in accordance with their respective terms and conditions, in all benefit plans presently available or which may subsequently be made available to executives of the Employers, including Crossmann's health care, basic life insurance, supplemental life insurance coverage, disability coverage, business travel accident insurance and any pension or retirement plan of any kind.

45.4     ab     Section .  Vacation LeaveThe Executive shall be entitled to that number of days of vacation leave per year that is generally applicable to all executive personnel of Crossmann. The Executive shall accrue and receive full compensation and benefits during his vacation leave periods. Unused vacation leave time shall not carry over from one year of the Employment Term to the next and unused vacation leave time shall not entitle the Executive to any additional compensation.

45.5       ab     Section .  Stock Option PlanThe Boards may, in their sole
discretion, permit the Executive to participate in stock option plans of Crossmann at a level consistent with other employees of CCNC or Crossmann having similar responsibilities as the Executive. The term and conditions of a grant of a stock option to the Executive will be set forth in a separate stock option agreement between Crossmann and the Executive.

45.6          ab       Section .  AutomobileThe Employers shall provide the
Executive with an automobile which is the same or equivalent make and model as the automobile that the Target Entities currently provide to the Executive for the Employment Term. The Employers shall reimburse the Executive for all reasonable expenses associated with the automobile, including gasoline and normal repair expenses, incurred by the Executive in conducting the Employers' business, in accordance with the policies of Crossmann.

45.7       ab     Section .  Business ExpensesThe Employers shall reimburse
the Executive for all reasonable business expenses incurred by the Executive in conducting the Employers' business in accordance with the policies of Crossmann.

                            XLVI.     abARTICLE

                         Termination of Employment

46.1          ab          Section  .    Termination  for  Cause

(a)      ab     The Employers may terminate the Executive's employment with the Employers pursuant to this Agreement for Cause, as defined herein, by providing written notice to the Executive at least twenty-four (24) hours prior to the Termination Date, as defined in subsection (iii) below.

(b)      ab     A termination for "Cause" means a termination by one of the
Boards for any one or more of the following reasons: (a) theft, fraud, embezzlement, dishonest or other similar behavior by the Executive; (b) any material breach by the Executive of the terms of this Agreement, or the Purchase Agreements or any breach by the Executive of the terms of the Nondisclosure, Noncompetition and Nonsolicitation Agreement of even date herewith executed by the Executive (the "Noncompetition Agreement"); (c) any material neglect of duty, incompetence, insubordination or misconduct of the Executive in discharging any of his duties and responsibilities hereunder, (d) any act of theft or dishonesty by the Executive or any criminal conviction or indictment of the Executive, (e) any occurrence of the Executive reporting to work under the influence of alcohol or illegal drugs, or the Executive being under the influence of alcohol or illegal drugs during working hours, (f) any failure or refusal by the Executive to comply with the policies, rules or regulations of the Employers whether now in force or hereafter adopted; (g) any misrepresentation or concealment by the Executive of any material fact for the purpose of securing this Agreement, or (h) any other material act of misconduct within the control of the Executive.

(c)          ab          In  the  case of a termination for Cause, the term
"Termination Date" as used in this subsection (a) shall mean the actual date the Executive terminates employment with the Employers as a result of action taken by one of the Boards, and not as a result of the Executive's resignation, as provided in Section 4(b).

(d)      ab     If prior to the Expiration Date the Employers terminate the
Executive's employment for Cause, the Executive shall only be entitled to payment of that portion of the Annual Base Salary under Section 3(a) that the Executive earned through and including the Termination Date, at the rate of the Annual Base Salary in effect or any portion of the year at that time, and the Executive shall repay all draws made against the Bonus in the calendar year in which the Executive is terminated for Cause within 10 days after the Termination Date. If the Executive fails to repay the draws within such time period, the Executive shall be deemed to have breached the Pinehurst Merger Agreement and the Employers shall have the indemnification rights set forth therein.

46.2         ab     Section .  ResignationThe Executive may resign from his
employment with the Employers pursuant to this Agreement at any time by providing written notice to the Boards of his resignation at least thirty (30) days prior to the effective date of the resignation (the "Resignation Notice"). The effective date of the Executive's resignation shall be that specified in the Resignation Notice, or the actual date the Executive terminates employment with the Employers as the result of a resignation, whichever occurs earlier (the "Resignation Date"). If prior to the Expiration Date, the Executive resigns his employment, the Executive shall only be entitled to payment of that portion of the Annual Base Salary under Section 3(a) that the Executive earned through and including the Resignation Date, at the rate of the Annual Base Salary in effect at that time, and the Executive shall repay all draws made against the Bonus in the calendar year in which the Executive resigns within 10 days after the Resignation Date. If the Executive fails to repay the draws within such time period, the Executive shall be deemed to have breached the Pinehurst Merger Agreement and the Employers shall have the indemnification rights set forth therein.

46.3       ab     Section .  Termination Without CauseThe Employers may, in
their sole discretion, terminate the Executive's employment with the Employers pursuant to this Agreement at any time without Cause, by providing written notice to the Executive at least twenty-four (24) hours prior to the Termination Date, as defined in this subsection (c). If the Employers terminate the Executive's employment without Cause, CCNC shall be obligated to continue to pay to him the Annual Base Salary and to pay him an amount equal to the monthly premium for the Executive's individual health insurance as in effect on the Termination Date for the period during which the Executive is bound by the terms and conditions of the Noncompetition Agreement (the "Severance Payments"). Such payments shall be made as and when the same would have been due and payable if the Executive's employment had continued through such date, subject to the provisions of Sections 4(d) and 4(e). If the Employers terminate the Executive's employment without Cause, the Executive shall not be entitled to any Bonus payments for any periods after the Termination Date and the Executive shall be required to repay any draws made against the Bonus in the calendar year in which he was terminated without Cause in accordance with the terms of Section 3(b) hereof. If the Executive fails to repay the draws in the time period set forth in Section 3(b), the Executive shall be deemed to have breached the Pinehurst Merger Agreement, the Employers shall have the indemnification rights set forth therein. As a condition precedent to receiving the Severance Payments, the Executive shall sign a release of all claims the Executive has or may have against the Employers in form and substance submitted to the Executive by the Employers. The term "Termination Date" as used in this subsection (c) shall mean the actual date the Executive terminates employment with the Employers as a result of action taken by one of the Employers, and not as a result of the Executive's resignation as provided in Section 4(b). Except as provided in this subsection (c), the Executive shall not be eligible to receive any compensation or benefits under this Agreement with respect to any future periods beginning on or after the Termination Date.

46.4          ab         Section .  DeathIf the Executive dies prior to the
Expiration Date, the Executive's estate or personal representative shall be entitled to receive that portion of the Annual Base Salary, at the rate in effect at the Executive's death, that portion of the Bonus attributable to the period prior to the date of the Executive's death payable in accordance with the terms of Section 3(b) hereof, and any other compensation or benefits that the Executive earned through and including the date of the Executive's death. If the Pretax Net Income does not exceed the maximum amount set forth on
Schedule 3(b), then the Executive 's estate or personal representative shall be required to repay any draws made against the Bonus in the calendar year of the Executive's death in accordance with the terms of Section 3(b) hereof. If the Executive's estate or personal representative fails to repay the draws in the time period set forth in Section 3(b), the Executive shall be deemed to have breached the Pinehurst Merger Agreement and the Employers shall have the indemnification rights set forth therein. If the Executive is entitled to receive payments from the Employers pursuant to Section 4(c) at the time of his death, the Executive's estate or personal representative shall be entitled to receive that portion of the Annual Base Salary, at the rate in effect at the Executive's death, and any other compensation or benefits, that the Executive would have been entitled to receive under Section 4(c) through and including the date of the Executive's death. The Executive's estate or personal representative shall not be entitled to receive any portion of the Annual Base Salary or any other compensation or benefits under this Agreement, with respect to any periods ending on or after the date of the Executive's death, which was not payable in accordance with the provisions thereof prior to the date of death.

46.5        ab     Section .  DisabilityIf prior to the Expiration Date the
Executive becomes Permanently Disabled, as defined in this subsection (e), the Employers may terminate the Executive's employment with the Employers as a result of the Permanent Disability by providing written notice to the Executive at least twenty-four (24) hours prior to the Termination Date, as defined in this subsection (e). If prior to the Expiration Date the Executive becomes Permanently Disabled, the Executive may resign from his employment with the Employers pursuant to this Agreement by providing written notice to the Employers of his resignation at least twenty-four (24) hours prior to the Resignation Date, as defined in this subsection (e). If the Employers terminate the Executive's employment as a result of a Permanent Disability or the Executive resigns from employment with the Employers as a result of a Permanent Disability, the Executive shall be entitled to receive that portion of the Annual Base Salary under Section 3(a) that the Executive earned through and including the Termination Date or Resignation Date, as applicable, at the rate in effect on such date and that portion of the Bonus attributable to the period prior to the Termination Date or the Resignation Date, as applicable, payable in accordance with the terms of Section 3(b) hereof. If the Pretax Net Income does not exceed the maximum amount set forth on Schedule 3(b), then the Executive shall be required to repay any draws made against the Bonus in the calendar year of the Executive's Permanent Disability in accordance with the terms of Section 3(b) hereof. If the Executive fails to repay the draws in the time period set forth in Section 3(b), the Executive shall be deemed to have breached the Pinehurst Merger Agreement and the Employers shall have the indemnification rights set forth therein. If the Executive is entitled to receive payments from the Employers pursuant to Section 4(c) at the time he becomes Permanently Disabled, the Executive shall be entitled to receive the payments that the Executive would have been entitled to receive under Section 4(c). The Executive shall not be entitled to receive any portion of the Annual Base Salary or any other compensation or benefits under this Agreement with respect to any future periods beginning on or after the later of the Resignation Date, Termination Date, or the date the Executive becomes Permanently Disabled. The Executive shall be deemed "Permanently Disabled" when, and only when, he is deemed permanently disabled in accordance with the disability insurance policy of the Employers in effect at the time of the illness or injury causing the disability, or, in the event no disability policy is then in effect, in accordance with the disability policy of the Employers last in effect. The definition of Permanently Disabled for purposes of this Agreement shall comply with all provisions of applicable law. The term "Termination Date" as used in this subsection (e) shall mean the actual date the Executive terminates employment with the Employers. The term "Resignation Date" as used in this subsection (e) shall mean the actual date the Executive terminates employment with the Employers as the result of a resignation.

                           XLVII.     abARTICLE

   Nondisclosure, Noncompetition and Nonsolicitation AgreementOn the date hereof the Executive entered into the Noncompetition Agreement. All of the terms and conditions of the Noncompetition Agreement are incorporated herein by reference and any breach of the Noncompetition Agreement shall be deemed to be a breach of this Agreement.

Non-assignability,  Binding  Agreement

By the ExecutiveThe Executive shall not assign or delegate this Agreement or any right, duty, obligation, or interest under this Agreement without CCNC's and Crossmann's prior written consent; provided, however, that nothing shall preclude the Executive from designating beneficiaries to receive benefits payable under this Agreement upon his death, and nothing shall preclude the Executive's executors, administrators, or their legal representatives, from assigning any rights under this Agreement to any person.

By CCNC or CrossmannCCNC and/or Crossmann may assign, delegate, or transfer this Agreement and all of their rights and obligations under this Agreement to any of its affiliates or subsidiaries or to any business entity that by merger, consolidation, or otherwise acquires all or substantially all of the assets of CCNC or Crossmann or to which CCNC or Crossmann transfers all or substantially all of its assets. Upon assignment, delegation, or transfer, any affiliate, subsidiary, or business entity related to CCNC and/or Crossmann shall be deemed to be substituted for CCNC and/or Crossmann, as applicable, for all purposes of this Agreement.

Binding EffectExcept as limited under Sections 6(a) and 6(b), this Agreement shall be binding upon and inure to the benefit of the parties, any successors to or assigns of CCNC and/or Crossmann, and the Executive's heirs and the personal representatives or executor of the Executive's estate.

                           XLVIII.     abARTICLE

SeverabilityIf a court of competent jurisdiction makes a final determination that any term or provision of this Agreement is invalid or unenforceable, and all rights to appeal the determination have been exhausted or the period of time during which any appeal of the determination may be perfected has been exhausted, the remaining terms and provisions shall be unimpaired and the invalid or unenforceable term or provision shall be deemed replaced by a term or provision that is valid and enforceable and that most closely approximates the intention of the parties with respect to the invalid or unenforceable term or provision, as evidenced by the remaining valid and enforceable terms and conditions of this Agreement.

                            XLIX.     abARTICLE

AmendmentNo provision of this Agreement may be modified, amended, waived, or discharged in any manner except by an instrument in writing signed by the Executive and on behalf of CCNC and Crossmann by such officers as may be specifically designated by the Boards.  No agreement or representation, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by any party which is not expressly set forth in this
                                 Agreement.

                             L.     abARTICLE

   WaiverThe waiver by any party of compliance by any other party with any provision of this Agreement shall not operate or be construed as a waiver of any other provision of this Agreement (whether or not similar), or a continuing waiver or a waiver of any subsequent breach by a party of a provision of this Agreement.  Performance by any party of any act not required of it under the terms and conditions of this Agreement shall not constitute a waiver of the limitations on its obligations under this Agreement, and no performance shall estop that party from asserting those limitations as to any further or future performance of its obligations.

                             LI.     abARTICLE

 Governing Law and JurisdictionThe laws of the State of Indiana shall govern the validity, performance, enforcement, interpretation and any other aspect of this Agreement, notwithstanding any state's choice of law provisions to the contrary.

                            LII.     abARTICLE

   NoticesAll notices required or desired to be given under this Agreement shall be in writing and shall be deemed to have been duly given (i) on the date of service if served personally on the party to whom notice is to be given, (ii) on the date of receipt by the party to whom notice is to be given if transmitted to such party by telefax, provided a copy is mailed as set forth below on the date of transmission, or (iii) on the third day after mailing if mailed to the party to whom notice is to be given by registered or certified mail, return receipt requested, postage prepaid, to the following addresses:

          (a)          If  to  CCNC  or  Crossmann,  to:

                    Crossmann  Communities,  Inc.
                    9202  North  Meridian  St.,  Suite  300
                    Indianapolis,  IN  46268
                    Attn:  John  B.  Scheumann
                    Tel.  No.:  (317)  843-9514
                    Fax:  (317)  571-2210

          (b)          If  to  the  Executive,  to:

                    Jeffrey  H.  Skelley
                    10239  Beach  Drive,  S.W.
                    Calabash,  NC  28467
                    Tel.  No.:  910-579-3121
                    Fax:  910-579-7505

Any party may, by giving written notice to the other parties, change the address to which notice shall then be sent.

                            LIII.     abARTICLE

    Prior AgreementsThis Agreement and the Noncompetition Agreement are a complete and total integration of the understanding of the parties. This
       Agreement and the Noncompetition Agreement supersede all prior or contemporaneous negotiations, commitments, agreements, writings including handbooks, and discussions with respect to the subject matter of this
                 Agreement and the Noncompetition Agreement.

                            LIV.     abARTICLE

   HeadingsThe headings of the Sections of this Agreement are inserted for convenience only and shall not be deemed to constitute part of this Agreement or to affect the construction of this Agreement.

                             LV.     abARTICLE

CounterpartsThis Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one and the same Agreement. Only one counterpart signed by the party against which enforcement is sought needs to be produced to evidence the existence of this Agreement

GuarantyCrossmann hereby guarantees the performance of all of CCNC's obligations hereunder, including all of CCNC's obligations to make payments to the Executive hereunder.

          The parties have executed this Agreement on the date first written above.

"CCNC"

Crossmann  Communities  of  North  Carolina,  Inc.



By:/s/  Richard  H.  Crosser

          Title:

          "CROSSMANN"

CROSSMANN  COMMUNITIES,  INC.


By:  /s/  Richard  H.  Crosser

          Title:

"EXECUTIVE"


                      /s/  Jeffrey  H.  Skelley

          Jeffrey  H.  Skelley

                              SCHEDULE 3(B)



          The Executive shall receive the percentage of the Bonus set forth below for the calendar years set forth below if the Pretax Net Income meets or exceeds the amounts set forth below:









YEAR     40% of Bonus if     80% of Bonus if    100% of Bonus if
----  ------------------  ------------------  ------------------
      Pretax Net Income   Pretax Net Income   Pretax Net Income
      ------------------  ------------------  ------------------
      Meets or Exceeds    Meets or Exceeds    Meets or Exceeds
      ------------------  ------------------  ------------------
1998  $        1,500,000  $        2,200,000  $        2,775,000
----  ------------------  ------------------  ------------------
1999  $        1,700,000  $        2,400,000  $        3,120,000
----  ------------------  ------------------  ------------------
2000  $        2,000,000  $        2,750,000  $        3,545,000
----  ------------------  ------------------  ------------------
2001  $        2,400,000  $        3,200,000  $        4,075,000
----  ------------------  ------------------  ------------------
2002  $        2,700,000  $        3,700,000  $        4,740,000
----  ------------------  ------------------  ------------------






















Exhibit  21.1

Amended  Subsidiaries  of  the  Registrant

1.        Merit  Realty,  Inc.
2.        Crossmann  Communities  of  Ohio,  Inc.
3.        Deluxe  Homes  of  Lafayette,  Inc.
4.        Deluxe  Homes,  Inc.
5.        Trimark  Homes,  Inc.
6.        Trimark  Development,  Inc.
7.        Crossmann  Management,  Inc.
8.        Deluxe  Aviation,  Inc.
9.        Crossmann    Investment,  Inc.
10.    Crossmann  Mortgage  Corp.
11.    Cutter  Homes,  LTD.
12.    Crossmann  Communities  of  Tennessee,  LLC
13.    Crossmann  Communities  of  North  Carolina,  Inc.