Form 10-Q
period 1998-09-30
CROSSMANN COMMUNITIES INC
filed 1998-11-12
CIK 911644

Securities and Exchange Commission
                            Washington D.C.  20549

                                  FORM 10-Q

[  X  ]    Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange  Act  of  1934  For  the  Period  Ended  September  30,  1998.

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


There  were    11,498,421  Common  shares outstanding as of November 12, 1998.

                         CROSSMANN COMMUNITIES, INC.
                                  FORM 10-Q

                                    INDEX

Part  I.  Financial  Information.

     Item  1.          Financial  Statements.

Consolidated balance sheets as of September 30, 1998 (unaudited) and December 31, 1997.

Consolidated unaudited statements of income for the three months ended September 30, 1998 and 1997, and for the nine months ended September 30, 1998 and 1997.

Consolidated unaudited statements of cash flows for the nine months ended September 30, 1998 and 1997.

Notes to consolidated unaudited financial statements for the nine months ended September 30, 1998 and 1997.

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

     Item  3.          Defaults  upon  Senior  Securities.

     Item  4.          Submission  of  Matters  to a Vote of Security Holders.

     Item  5.          Other  Information.

     Item  6.          Exhibits  and  Reports  on  Form  8-K.


Signatures.


















                       PART I.  FINANCIAL INFORMATION.

Item  1.    Financial  Statements


                            CROSSMANN COMMUNITIES, INC.
                                  AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS



                                            SEPTEMBER 30, 1998    DECEMBER 31, 1997
                                            --------------------  ------------------
                                                     (UNAUDITED)
                                            --------------------
ASSETS
  Cash and cash equivalents                 $          4,278,853  $        5,526,138
  Retainages                                             629,722             886,766
  Real estate inventories                            205,531,904         153,523,571
  Furniture and equipment, net                         3,879,729           3,310,345
  Investments in joint ventures                       21,290,412          12,354,474
  Goodwill, net                                       14,985,577           3,817,650
  Other assets                                         9,964,997           5,856,819
                                            --------------------  ------------------
Total assets                                $        260,561,194  $      185,275,763
                                            ====================  ==================


LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable and other liabilities    $         24,953,119  $       23,350,353
  Notes payable                                       98,175,817          51,122,431
                                            --------------------  ------------------
Total liabilities                                    123,128,936          74,472,784

Commitments and contingencies

Shareholders' equity:
  Common shares                                       64,471,930          55,548,737
  Retained earnings                                   72,960,328          55,254,242
                                            --------------------  ------------------
Total shareholders' equity                           137,432,258         110,802,979
                                            --------------------  ------------------
Total liabilities and shareholders' equity  $        260,561,194  $      185,275,763
                                            ====================  ==================

See  accompanying  notes.









                                                  CROSSMANN COMMUNITIES, INC.
                                                       AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                      THREE MONTHS ENDED SEPTEMBER 30,    THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                      ----------------------------------  ----------------------------------  ---------------------------------
                                                   1998                                1997                               1998
                      ----------------------------------  ----------------------------------  ---------------------------------

Sales of residential
real estate           $                     116,816,658   $                      89,969,648   $                    264,366,387
Cost of residential
real estate sold                             91,617,357                          71,387,248                        208,316,424
                      ----------------------------------  ----------------------------------  ---------------------------------
Gross profit                                 25,199,301                          18,582,400                         56,049,963

Selling, general and
 administrative                              11,678,687                           8,663,860                         30,413,630
                      ----------------------------------  ----------------------------------  ---------------------------------
Income from
operations                                   13,520,614                           9,918,540                         25,636,333

Other income, net                             3,196,446                             319,816                          4,699,464
Interest expense                               (349,752)                           (144,688)                          (964,135)
                      ----------------------------------  ----------------------------------  ---------------------------------
                                              2,846,694                             175,128                          3,735,329
                      ----------------------------------  ----------------------------------  ---------------------------------

Income before
income taxes                                 16,367,308                          10,093,668                         29,371,662
Income taxes                                  6,512,994                           4,037,468                         11,665,576
                      ----------------------------------  ----------------------------------  ---------------------------------
Net income            $                       9,854,314   $                       6,056,200   $                     17,706,086
                      ==================================  ==================================  =================================

Weighted average
number of common
shares outstanding
     Basic                                   11,482,676                           9,537,205                         11,285,468
     Diluted                                 11,659,798                           9,721,972                         11,561,786
                      ==================================  ==================================  =================================
Net income per
common share
     Basic            $                             .86   $                             .64   $                           1.57
     Diluted          $                             .85   $                             .62   $                           1.53
                      ==================================  ==================================  =================================



                      NINE MONTHS ENDED SEPTEMBER 30,
                      ---------------------------------
                                                  1997
                      ---------------------------------

Sales of residential
real estate           $                    206,329,777
Cost of residential
real estate sold                           164,025,835
                      ---------------------------------
Gross profit                                42,303,942

Selling, general and
 administrative                             22,605,602
                      ---------------------------------
Income from
operations                                  19,698,340

Other income, net                              870,116
Interest expense                              (733,938)
                      ---------------------------------
                                               136,178
                      ---------------------------------

Income before
income taxes                                19,834,518
Income taxes                                 7,984,938
                      ---------------------------------
Net income            $                     11,849,580
                      =================================

Weighted average
number of common
shares outstanding
     Basic                                   9,310,878
     Diluted                                 9,450,179
                      =================================
Net income per
common share
     Basic            $                           1.27
     Diluted          $                           1.25
                      =================================

See  accompanying  notes.





                                   CROSSMANN COMMUNITIES, INC.
                                         AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                      NINE MONTHS            NINE MONTHS
                                                      ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                      ---------------------  ---------------------
                                                                      1998                   1997
                                                      ---------------------  ---------------------
OPERATING ACTIVITIES:
Net Income                                            $         17,706,086   $         11,849,580
Adjustments to reconcile net income to net cash
  flows from operating activities:
    Depreciation                                                   680,893                459,214
    Amortization                                                   144,317               (326,017)
    Equity in earnings of affiliates                            (1,530,949)
    Gain on sale of equipment                                          -0-                 (2,651)
    Cash provided (used) by changes in:
      Retainages                                                   257,044                531,715
      Amounts due from related parties                              60,558                (13,363)
      Real estate inventories                                  (29,330,496)           (35,395,493)
      Other assets                                              (3,114,761)            (1,503,699)
      Accounts payable                                          (5,841,449)             4,318,271
      Accrued expenses and other liabilities                     5,897,113              1,972,721
                                                      ---------------------  ---------------------
Net cash flows from operating activities                       (15,071,644)           (18,109,722)

INVESTING ACTIVITIES:
Purchases of furniture and equipment                              (903,854)              (691,423)
Proceeds from disposition of furniture and equipment                   -0-                  2,651
Investments in joint ventures                                   (7,404,989)            (1,730,404)
Business acquisitions                                           (9,669,888)               623,825
                                                      ---------------------  ---------------------
Net cash used by investing activities                          (17,978,731)            (1,795,351)

FINANCING ACTIVITIES:
Proceeds from bank borrowing                                   136,620,946            108,835,644
Principal payments on bank borrowing                          (155,341,000)          (118,235,000)
Proceeds from issuance of senior notes                          50,000,000                    -0-
Payments on notes and long-term debt                              (105,605)              (456,011)
Proceeds from sale of common shares                                628,749             29,809,425
                                                      ---------------------  ---------------------
Net cash provided by financing activities                       31,803,090             19,954,058
                                                      ---------------------  ---------------------

Net decrease in cash and cash equivalents                       (1,247,285)                48,985
Cash and cash equivalents at beginning of period                 5,526,138                100,000
                                                      ---------------------  ---------------------
Cash and cash equivalents at end of period            $          4,278,853   $            148,985
                                                      =====================  =====================

See  accompanying  notes.



CROSSMANN  COMMUNITIES,  INC.  AND  SUBSIDIARIES

NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS


1.    BASIS  OF  PRESENTATION

Crossmann Communities, Inc. (the "Company") is engaged primarily in the development, construction, marketing and sale of new single-family homes for first-time and first move-up buyers. The Company also acquires and develops land for construction of such homes and originates mortgage loans for the buyers. The Company operates in Indianapolis, Ft. Wayne and Lafayette, Indiana; Cincinnati, Columbus and Dayton, Ohio; Louisville and Lexington, Kentucky; Memphis, Tennessee; and in Myrtle Beach, South Carolina. In 1998, Crossmann has also entered Charlotte, North Carolina and Nashville, Tennessee with start-up operations; no revenue has yet been generated in these markets.

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

The Company's business is also subject to weather-related seasonal factors that can affect quarter-to-quarter results of operations. Adverse weather conditions during the first and second quarters of the year usually restrict site development work, and construction limitations generally result in fewer closings during this period. Results of operation during the first half of the year also tend to reflect increased costs associated with adverse weather.
 Warmer, dryer weather during the second half of the year generally permits higher closings and greater field efficiency.

RESULTS OF OPERATION: THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

Sales increased approximately $26.8 million, or 29.8%, to approximately $116.8 million in the third quarter of 1998 from approximately $90.0 million for the same period in 1997. Sales were higher primarily as a result of increased home closings; 1,031 homes were closed in the third quarter of 1998 compared to 797 homes closed during the third quarter of 1997. Part of the increase in closings is attributable to the contribution of closings in Crossmann's new markets: Memphis, entered via acquisition in September 1997, generated 52 closings in the third quarter of 1998; Myrtle Beach, entered by acquisition in May 1998, contributed 101 closings. Excluding these new markets, the Company closed 81 more units in the third quarter of 1998 than in the third quarter of 1997, an increase of 10.2%. Sales also increased due to a higher average selling price: $113,304 in 1998, compared to $112,885 in 1997.

 Gross profit increased approximately $6.6 million , or 35.6%, to approximately $25.2 million for the third quarter of 1998 from approximately $18.6 million for the third quarter of 1997. This represents a gross margin of 21.6% of sales in the third quarter of 1998 as compared to 20.7% of sales in the third quarter of 1997. This increase was due to generally improving margins in Crossmann's more established markets. Moderate lumber prices, volume purchasing arrangements and low interest rates all contributed to better margins.

Selling, general and administrative expenses increased $3.0 million, or 34.8%, to approximately $11.7 million for the third quarter of 1998 from approximately $8.7 million for the third quarter of 1997. This increase reflects increased sales commissions on the higher sales volume and increased overhead incurred to achieve higher production. Selling, general and administrative expenses, increased as a percentage of sales to 10.0% in the third quarter of 1998 from 9.6% in the third quarter of 1997. Part of the increase in general and administrative spending related to start up costs in Nashville and Charlotte. These two new markets will generate revenue in 1999.

Other income net of expenses increased $2.7 million for the three months ended September 30, 1998, to approximately $2.8 million in 1998 from $175,128 in 1997. The increase was due to improved earnings from land development joint ventures and other miscellaneous sources. Trinity Homes LLC ("Trinity"), a homebuilding joint venture in Indianapolis, generated approximately $1.0 million in income to Crossmann during this period.

Income before income taxes increased approximately $6.3 million , or 62.2%, to approximately $16.4 million in the third quarter of 1998 from approximately $10.1 million in the third quarter of 1997. The company's effective tax rate was 39.8% in the third quarter of 1998 as compared to 40.0% in the third quarter of 1997. Net income increased approximately $3.8 million, or 62.7%, to approximately $9.9 million in the third quarter of 1998 from approximately $6.1 million in the third quarter of 1997. Net income as a percentage of sales increased to 8.4% in the third quarter of 1998 from 6.7% in the third quarter of 1997.

RESULTS OF OPERATION: NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

Sales increased approximately $58.0 million, or 28.1%, to approximately $264.4 million for the nine months ended September 30, 1998 from approximately $206.3 million for the nine months ended September 30, 1997. Sales were higher primarily as a result of increased home closings; 2,322 homes were closed in the nine months ended September 30, 1998 compared to 1,833 homes closed during the nine months ended September 30, 1997. Selling prices were also higher, approximately $113,900 per home for the nine months ended September 30, 1998 as compared to approximately $112,600 during the same period in 1997. Part of the increase in closings is attributable to the contribution of closings in Crossmann's new markets: Lexington, entered via acquisition in June 1997, and Memphis, entered by acquisition in September 1997, generated 193 closings in the first nine months of 1998. Myrtle Beach, entered by acquisition in May 1998, contributed 128 closings. Excluding these new markets, the Company closed 168 more units in the first nine months of 1998 than in the first nine months of 1997, an increase of 9.2%

Gross profit increased approximately $13.7 million, or 32.5%, to approximately $56.0 million for the nine months ended September 30, 1998 from approximately $42.3 million for the nine months ended September 30, 1997. This represents a gross margin of 21.2% of sales in the first nine months of 1998 as compared to 20.5% of sales in the first nine months of 1997. This improvement was due to generally improving margins in Crossmann's more established markets. Moderate lumber prices, volume purchasing arrangements and low interest rates contributed to better margins.

Selling, general and administrative expenses increased approximately $7.8 million, or 34.5%, to approximately $30.4 million for the nine months ended September 30, 1998 from approximately $22.6 million for the nine months ended September 30, 1997. This increase reflects increased sales commissions on the higher sales volume and to higher overhead required to achieve higher production. Selling, general and administrative expenses as a percentage of sales increased to 11.5% in the first nine months of 1998 from 11.0% in the first nine months of 1997.

Other income net of expenses increased approximately $3.6 million for the nine months ended September 30, 1998, to approximately $3.7 million in 1998 from $136,178 in 1997. Trinity Homes LLC ("Trinity"), a homebuilding joint venture in Indianapolis, contributed approximately $1.6 million in income to Crossmann during this period.

Income before income taxes increased approximately $9.5 million, or 48.1%, to approximately $29.4 million for the nine months ended September 30, 1998 from approximately $19.8 million for the nine months ended September 30, 1997. The Company's effective tax rate was 39.7% in the first nine months of 1998 as compared to 40.3% in the first nine months of 1997. Net income increased approximately $5.9 million, or 49.4%, to approximately $17.7 million in the first nine months of 1998 from approximately $11.8 million in the first nine months of 1997. Net income as a percentage of sales increased to 6.7% in 1998 from 5.7% in 1997.

CHANGES  IN  FINANCIAL  POSITION

Retainages
Retainages decreased $257,044 in the first nine months of the year, or 29.0%. This change is seasonal. Mortgage companies retain escrows for the completion of exterior landscape items. As weather permits, yards are completed and retainages are released to the Company during the second half of the year.

Inventory
The Company increased its investment in real estate inventories approximately $52.0 million, or 33.9%, from their December 31, 1997 level. The expansion in inventory reflects heavy building activity on homes in backlog, many of which are expected to close by year end. It also reflects land acquisition and development activity in preparation for 1999 production. This increase also reflects planning for additional capacity for closings in 1999 and beyond.

Investments  in  Joint  Ventures
Investments in and advances to joint ventures increased approximately $8.9 million, or 72.3%, during the first nine months of 1998. This level increased in part due to strong earnings of the joint ventures, as yet undistributed to Crossmann but remployed within the ventures. Most of these arrangements are entered into with outside land owners or developers for the purpose of developing raw land into finished lots for the Company's use. The greatest financial commitment, however, is to the Trinity joint venture, an arrangement entered with another homebuilding company for the purpose of building larger, more expensive homes in Indianapolis. The investment in and advances to Trinity total approximately $10.0 million.

Goodwill
Goodwill increased approximately $11.2 million or 292.5% during the first nine months of 1998. Of this increase, approximately $3.2 million was related to the acquisition of Paragon Properties, LLC ("Paragon"), a Memphis homebuilder, on May 5, 1998; $7.8 million was related to the acquisition of Pinehurst Builders, Inc.("Pinehurst"), a homebuilder in Myrtle Beach, South Carolina, on May 29, 1998.

Notes  Payable
Notes Payable increased approximately $47.1 million during the first nine months of 1998 as borrowings were used to finance real estate inventories, acquisitions, and joint venture investments.


CAPITAL  RESOURCES  AND  LIQUIDITY

At September 30, 1998, the Company had approximately $4.3 million in cash and cash equivalents.

The Company's primary uses of capital are home construction costs and the purchase and development of land . Real estate inventories were approximately $205.5 million, or 78.9% of total assets, at September 30, 1998, compared to $153.5 million or 82.9% of total assets at December 31, 1997. Capital is also used for the addition and improvement of equipment used in administering the business and for model home furnishings.

Cash expenditures are financed with cash from operations and with borrowings on a $60.0 million unsecured line of credit with Bank One, Indiana, N.A. The line of credit bears interest at the bank's prime lending rate, but permits portions of the outstanding balance to be committed for fixed periods of time at a rate equal to LIBOR plus 1.45%. The credit facility matures March 31, 2000.

The Company also has approximately $19.4 million of senior notes outstanding, payable through 2004 at a fixed interest rate of 7.625%, payable quarterly. On December 21, 1998, the Company will make a scheduled reduction in the outstanding principal balance of the senior notes of $2,777,778. On June 11, 1998 the Company issued $50.0 million in new notes, payable over 10 years at a fixed interest rate of 7.75%, payable quarterly. Annual principal reductions of $8,333,334 begin June 11, 2003.

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

A home is included in "backlog" upon execution of a sales contract by the customer, and sales and cost of sales are recognized when the title is transferred and the home is delivered to the buyer at "closing." Backlog at September 30, 1998 was 2,346 homes with an aggregate sales value of approximately $266.0 million, compared to 1,509 homes with an aggregate sales value of approximately $166.0 million at September 30, 1997. The increase in the number of homes in backlog is approximately 55.5%. The increase is due in part to backlog acquired in its acquisitions of Paragon and Pinehurst, totaling 283 units. Excluding acquisitions, Crossmann had new orders of 3,305 in the first nine months of the year compared to 2,336 in 1997, an increase of 41.5%. Orders for the third quarter are particularly strong; 1,143 new orders during the third quarter of 1998, compared to 666 in the third quarter of 1997, an increase of 71.6%. Management attributed the unusually strong orders in the third quarter to strong employment, low interest rates, low inflation and improved financing programs available to buyers.


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

Weather
The Company's business is subject to weather-related seasonal factors which can affect quarterly results of operations. The unusually strong backlog at September 30, 1998 cannot be completed before winter weather slows construction during the fourth quarter. Although the Company plans an aggressive production schedule, it will probably begin 1999 with a high backlog. This is a favorable indicator for closing volume in 1999. Year 2000 Readiness
Crossmann's management believes that the Company's core selling, building and closing operations are largely unautomated and would continue uninterrupted even in the event of minor Year 2000 problems. As for accounting and administration, the manufacturer of the computer on which Crossmann's central accounting and management information systems resides has certified that its hardware and operating system software are Year 2000 compliant. The Company's applications software, developed internally by programmers in-house, is largely not date-dependent; these employees are currently working, in the course of normal maintenance to the system, to identify and correct those few instances where date information is used, to handle the date change properly. The cost of such maintenance is not material; the review is scheduled to be complete by the end of the 1998 calendar year.

Equipment and software peripheral to Crossmann's central system are being tested for Year 2000 compliance. Any replacements or upgrades required are expected to be complete by mid-1999. The cost and timing of such upgrades to hardware and software are not deemed to be materially different than normally scheduled upgrades.

Management's contingency plans, which are intended to enable the Company to continue to operate normally, include performing some procedures manually, changing suppliers, if necessary, and repairing or obtaining replacement systems.


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

Item  6.    Exhibits  and  Reports  on  Form  8-K.


a)  Exhibits



Exhibit  Description of Exhibit
Number
3.1      Amended and restated Articles of Incorporation of Crossmann Communities, Inc.
         (Incorporated by reference to Exhibit 3.1 to Form S-1 Registration Statement No. 33-
                                                                                       68396.)
3.2      Bylaws of Crossmann Communities, Inc. (Incorporated by reference to Exhibit 3.2 to Form S-1 Registration Statement No. 33-68396.)
4.1      Specimen Share Certificate for Common Shares.  (Incorporated by reference to
         Exhibit 2.9 to Form S-1 Registration Statement No. 33-68396.)
10.2     1993 Outside Director Stock Option Plan.  (Incorporated by reference to Exhibit 10.2 to Form S-1 Registration Statement No. 33-68396.)
10.3     1993 Employee Stock Option Plan, As amended as of May 22, 1996.  (Incorporated by reference to Exhibit 10.3 to Form 10-Q dated August 13, 1996.)
10.37    Note Agreement dated as of December 19, 1995, $25,000,000 7.625% Senior Notes
         due December 9, 2004, by Crossmann Communities, Inc., et al. (Incorporated by
         reference to Exhibit 10.37 to From 10-K dated March 18, 1996.)
10.38    7.625% Senior Note due December 19, 2004, issued to Combined Insurance
         Company by Crossmann Communities, Inc., et al.  (Incorporated by reference to
         Exhibit 10.38 to Form 10-K dated March 18, 1996.)
10.39    7.625% Senior Note due December 19, 2004, issued to Minnesota Mutual Life
         Insurance company by Crossmann Communities, Inc., et al.  (Incorporated by
         reference to Exhibit 10.39 to Form 10-K dated March 18, 1996.)
10.40    Amended and Restated Credit Agreement, dated December 22, 1995, by and between
         Crossmann Communities, Inc., et al. and Bank One, Indianapolis N.A. (Incorporated
         by reference to Exhibit 10.40 to Form 10-K dated March 18, 1996.)
10.41    First Amendment to Amended and Restated Credit Agreement, dated March 27, 1997, by and between Crossmann Communities, Inc. et al. and Bank One, Indiana N.A.
         (Incorporated by reference to Exhibit 10.41 to Form 10-Q dated May 13, 1997.)
10.42    Promissory Note, dated March 27, 1997, by and between Crossmann Communities,
         Inc. et al. and Bank One, Indiana, N.A.  (Incorporated by reference to Exhibit 10.40 to Form 10-Q dated May 13, 1997.)
10.43    Second Amendment to Amended and Restated Credit Agreement, dated March
         31,1998, by and between Crossmann Communities, Inc. et al. and Bank One, Indiana
         N.A. (Incorporated by reference to Exhibit 10.51 to Form 10-Q dated May 13, 1997.)
10.44    Third Amendment to Amended and Restated Credit Agreement, dated May 13, 1998, by and between Crossmann Communities, Inc. et al. and Bank One, Indiana, N.A.
         (Incorporated by reference to Exhibit 10.44 to Form 10-Q dated August 14, 1998.)
10.45    Form of 7.75% Senior Note due June 11, 2008, issued to various insurance companies by Crossmann Communities, Inc. et al.  (Incorporated by reference to Exhibit 10.45 to Form 10-Q dated August 14, 1998.)
10.46    Note Agreement dated as of June 11, 1998, $50,000,000 7.75% Senior Notes due
         June 11, 2008, by Crossmann Communities, Inc., et al.  (Incorporated by reference to Exhibit 10.46 to Form 10-Q dated August 14, 1998.)
10.47    Asset Purchase Agreement, dated May 5, 1998 by and among Crossmann
         Communities, Inc., Crossmann Communities of Tennessee, LLC, Paragon Properties,
         LLC, W. V. Richerson, Jr. and William R. Hyneman.   (Incorporated by reference to
         Exhibit 10.47 to Form 10-Q dated August 14, 1998.)
10.48    Employment contract dated May 5, 1998, by and among Crossmann Communities of
         Tennessee, LLC and W.V. Richerson, Jr.   (Incorporated by reference to Exhibit
         10.48 to Form 10-Q dated August 14, 1998.)
10.49    Agreement and Plan of Merger, dated May 29, 1998 by and among Crossmann
         Communities, Inc., Crossmann Communities of North Carolina, Inc., Pinehurst
         Builders, Inc., Buck Creek Development, Inc., CTS Communications, Inc., Beach
         Vacations, Inc., James T. Callihan, Ralph R. Teal, Jr., Jeffrey H. Skelley, and H.
         Gilford Edwards.  (Incorporated by reference to Exhibit 10.49 to Form 10-Q dated
         August 14, 1998.)
10.50    Purchase agreement dated May 29,1998, by and between Crossmann Communities of North Carolina, Inc., True Blue Development, LLC, and James T. Callihan, Ralph
         R. Teal, Jr., Jeffrey H. Skelley, Charles D. Floyd and Ralph Jones.   (Incorporated
         by reference to Exhibit 10.50 to Form 10-Q dated August 14, 1998.)
10.51    Agreement and Plan of Merger, dated May 29, 1998, by and among Crossmann
         Communities, Inc., Crossmann Communities of North Carolina, Inc., River Oaks
         Golf Development Corporation and James T. Callihan, Ralph R. Teal, Jr., Jeffrey H.
         Skelley, Charles D. Floyd and Ralph C. Jones.    (Incorporated by reference to
         Exhibit 10.51 to Form 10-Q dated August 14, 1998.)
10.52    Employment contract dated May 29, 1998, by and among Crossmann Communities of North Carolina, Inc., Crossmann Communities, Inc. and H. Gilford Edwards.
         (Incorporated by reference to Exhibit 10.52 to Form 10-Q dated August 14, 1998.)
10.53    Employment contract dated May 29, 1998, by and among Crossmann Communities of North Carolina, Inc., Crossmann Communities, Inc. and James T. Callihan.
         (Incorporated by reference to Exhibit 10.53 to Form 10-Q dated August 14, 1998.)
10.54    Employment contract dated May 29, 1998, by and among Crossmann Communities of North Carolina, Inc., Crossmann Communities, Inc. and Ralph R. Teal, Jr.
         (Incorporated by reference to Exhibit 10.54 to Form 10-Q dated August 14, 1998.)
10.55    Employment contract dated May 29, 1998, by and among Crossmann Communities of North Carolina, Inc., Crossmann Communities, Inc. and Jeffrey H. Skelley.
         (Incorporated by reference to Exhibit 10.55 to Form 10-Q dated August 14, 1998.)
19.1     Lease by and between Pinnacle Properties LLC ("Landlord") and Crossmann
         Communities, Inc. (Tenant"), 9202 North Meridian Street, Suite 300, Indianapolis,
         Indiana 46260, executed April 18, 1994.  (Incorporated by reference to Exhibit 19.1 to Form 10-Q dated August 12, 1994.)
27.1     Financial Data Schedule for the quarter ended September 30, 1998.






(b)  Reports  on  Form  8-K.

     None.


                                  SIGNATURES


     Pursuant to the requirements of Sections 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



CROSSMANN  COMMUNITIES,  INC.


/s/  Jennifer  A.  Holihen
Jennifer  A.  Holihen
Director,  Chief  Financial  Officer;
Treasurer;  Secretary;
(Principal  Financial  and  Accounting  Officer)





Dated:    November  12,  1998