Form 10-K
period 1998-12-31
CROSSMANN COMMUNITIES INC
filed 1999-03-29
CIK 911644

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                             ____________________

                                  FORM 10-K
                             ____________________

[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For  the  fiscal  year  ended  December  31,  1994

[      ]  Transition  Report Pursuant to Section 13 or 15(d) of the Securities
Exchange  Act  of  1934.

                                      0-22562
                            Commission file number

                         CROSSMANN COMMUNITIES, INC.
            (Exact name of registrant as specified in its charter)





INDIANA                                                    35-1880120
                                 ------------------------------------
State or other jurisdiction of   (I.R.S. Employer Identification No.)
 incorporation)
-------------------------------



                          9202 NORTH MERIDIAN STREET
                        INDIANAPOLIS, INDIANA  46260
              (Address of principal executive offices)(Zip code)

                               (317) 843-9514
             (Registrant's telephone number, including area code)

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     None

      SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                       COMMON SHARES, WITHOUT PAR VALUE
                               (Title of class)

          Traded on the NASDAQ Stock Market under the symbol "CROS"

     Indicate by check mark whether the registrant (1) has filed all documents required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.
Yes        X          No

     Indicate  by  check  mark  if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment  to  this  Form  10-K.          [  ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on March 23, 1999 was approximately $245,305,155. As of March 23, 1999, there were 11,543,772 Common Shares of the registrant issued and outstanding.

          DOCUMENTS  INCORPORATED  BY  REFERENCE
Certain portions of the documents listed below have been incorporated by reference into the indicated part of this Form 10-K.

     DOCUMENT  INCORPORATED                                    PART OF FORM
10-K
Proxy  Statement  for  1999  Annual  Meeting  of   Shareholders      Part III


                                   PART I

ITEM  1.    BUSINESS

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

GENERAL

     Crossmann Communities, Inc. ("Crossmann" or the "Company") has provided homes to families in central Indiana since 1973; in 1993, the Company began expanding operations to other markets in the Midwest and Southeast. Crossmann's homes are targeted primarily to entry-level and first move-up buyers. They range in price from approximately $70,000 to approximately $150,000; the average size of one of Crossmann's new homes is 1,400 square feet, and the average selling price in 1998 was approximately $113,600.

     The  Company  completed  its initial public offering of shares five years
ago,  to  finance  its  expanding  business.    Today  the Company operates in
thirteen  markets  in  six  states:






In Indiana:         Indianapolis, Lafayette, Ft. Wayne and Columbus;
In Ohio:            Columbus, Cincinnati, and Dayton;
In Kentucky:        Louisville and Lexington;
In Tennessee:       Memphis and Nashville;
In North Carolina:  Charlotte;
In South Carolina:  Myrtle Beach.



      Crossmann achieved record sales in 1998, delivering 3,714 new homes, compared to 2,774 in 1997. During 1998, Crossmann made two acquisitions:
Paragon Builders, Inc. ("Paragon") in Memphis, Tennessee and Pinehurst Builders, Inc. ("Pinehurst") in Myrtle Beach, South Carolina. The Company also entered two new markets via startup operations: Charlotte, North Carolina and Nashville, Tennessee. The acquisitions added to Crossmann's revenue in 1998; the start ups are expected to contribute to revenue and income in 1999.

     Crossmann is characterized by a record of strong and consistent sales and net income growth over recent years, having achieved a 5-year average compound growth in revenue of approximately 39%. The Company's success has been and will continue to be dependent upon the following key operating strategies:

1. Focused Market Approach. The Company focuses on affordably-priced entry-level and first move-up single family homes, in markets the Company believes have significant and stable long-term demand. Management believes that entry-level housing generally allows high volume homebuilders, such as the Company, to build a standardized product. This permits efficiencies in construction and materials purchasing that can result in high margins. The Company will continue to focus on providing product lines that address the needs of this market segment.

2. Emphasis on Customer Service. The Company is committed to providing a high level of customer service as an integral component of its competitive strategy. The Company serves its customers through the attention it devotes to their financial concerns and by producing a high quality product.

3. Market Concentration. The Company currently conducts its business in thirteen Midwestern and Southeastern markets. The Company believes that these cities enjoy relatively low unemployment, diversified industry, and satisfactory infrastructure. The Company believes that these characteristics, among others, make these cities attractive to employers, which, in turn, create demand for housing of the type offered by the Company. The Company intends to explore opportunities to expand its homebuilding operations to metropolitan areas that offer stable economic characteristics similar to those of its existing markets. The Company believes that its most effective expansion opportunities will be in similar markets where it can effectively utilize the strengths of its operating strategy.

4  .       Land Development.  Management believes that the development of land achieves several strategic objectives by (i) helping the Company to improve its profit margins by reducing the cost of the land on which its homes are built; (ii) ensuring the Company of an adequate supply of lots to meet market demand; (iii) allowing the Company to control the developments in which it builds its homes; and (iv) allowing the Company to construct homes efficiently and more cost-effectively by permitting the construction of several similar homes within the same neighborhood at the same time.

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

MARKETS


     The size and economic characteristics of the Company's markets are shown in the tables below:



MARKET                              POPULATION (1)  POPULATION GROWTH (2)
----------------------------------  --------------  ---------------------
Indianapolis                            1,492,297                    8.1%
Lafayette                                 171,200                    6.0%
Ft. Wayne                                 475,299                    4.2%
Southern Indiana                               (3)                    (3)
Columbus                                1,447,646                    7.6%
Cincinnati                              1,920,931                    5.7%
Dayton                                    950,661                   -.01%
Louisville                                991,765                    4.5%
Lexington                                 441,073                    8.7%
Memphis                                 1,070,151                    7.0%
Nashville                               1,111,717                   13.4%
Charlotte                               1,321,068                   13.7%
Myrtle Beach                              163,856                   13.7%
<FN
(1) Estimated, as of July 1, 1996.
(2) Estimated growth since 1990.
(3) Not available.








                                                                                              UNEMPLOYMENT
                                                                                              -------------
MARKET        MAJOR EMPLOYERS                                                                 RATE (1)
------------  ------------------------------------------------------------------------------  -------------
Indianapolis  Federal, state and local government; Allison Engine Company, the Allison                 2.4%
------------  ------------------------------------------------------------------------------  -------------
              Transmission Division of General Motors, Eli Lilly & Co., Thomson Consumer
              ------------------------------------------------------------------------------
              Electronics, Dow AgroSciences, United Airlines.
              ------------------------------------------------------------------------------
Lafayette     Purdue University, Subaru-Isuzu America, Inc., Wabash National Corporation,              2.1%
------------  ------------------------------------------------------------------------------  -------------
              Alcoa, Great Lakes Chemical, A.E. Staley.
              ------------------------------------------------------------------------------
Ft. Wayne     Lincoln National Corporation, General Motors Truck and Bus, General Electric,            2.7%
------------  ------------------------------------------------------------------------------  -------------
              ITT Aerospace, Dana Corporation.
              ------------------------------------------------------------------------------
Southern      Indiana University, Cummins Engine, Walmart Distribution.                                 (2)
------------  ------------------------------------------------------------------------------  -------------
Indiana
------------
Columbus      Federal ,state and local government; Ohio State University, The Limited, Inc.,           2.3%
------------  ------------------------------------------------------------------------------  -------------
              Nationwide Insurance, Lucent Technologies, Honda of America, Banc One
              ------------------------------------------------------------------------------
              Corporation.
              ------------------------------------------------------------------------------
Cincinnati    Procter & Gamble Co., the University of Cincinnati, the Kroger Company, G.E.             2.9%
------------  ------------------------------------------------------------------------------  -------------
              Aircraft Engines, Delta Airlines.
              ------------------------------------------------------------------------------
Dayton        Wright-Patterson Air Force Base, General Motors, Airborne Express, Elder-                3.2%
------------  ------------------------------------------------------------------------------  -------------
              Beerman Stores, Navistar International Trans Corp.
              ------------------------------------------------------------------------------
Louisville    UPS, General Electric, Ford Motor Co., Columbia Health Care, Inc., Humana.               2.5%
------------  ------------------------------------------------------------------------------  -------------
Lexington     University of Kentucky, Toyota Motor Corporation, Lexmark International, Inc.            1.7%
------------  ------------------------------------------------------------------------------  -------------
Memphis       Federal Express Corporation, Kellog Company, National Commerce                           2.8%
------------  ------------------------------------------------------------------------------  -------------
              Bancorporation.
              ------------------------------------------------------------------------------
Nashville     Baptist Hospital, Vanderbilt Hospital, Saturn, Columbia HCA Hospital, Nissan,            2.1%
------------  ------------------------------------------------------------------------------  -------------
              State of Tennessee, Nashville Electric Service.
              ------------------------------------------------------------------------------
Charlotte     Carolinas HealthCare System, First Union Corporation, Charlotte-Mecklenburg              2.0%
------------  ------------------------------------------------------------------------------  -------------
              Schools, Bank of America, Duke Energy Corporation, USAirways.
              ------------------------------------------------------------------------------
Myrtle Beach  Horry County School District, AVX Corporation, International Paper Company,              4.8%
------------  ------------------------------------------------------------------------------  -------------
              Georgetown County School District, Horry County Government.
              ------------------------------------------------------------------------------


(1)  Compared  to  the  national  average  of  4.3%.
(2)  Not  available.


         All Crossmann's markets enjoy relatively low cost land and stable, broad-based employment. When considering a city for expansion, Crossmann seeks markets where the entry-level consumer is under-served, but where land, labor, utilities and zoning are available so that homes can be produced in volume.

PRODUCT  LINES

       The Company offers a variety of floor plans and exterior styles with two, three, and four bedrooms, two or more bathrooms and, typically, a two-car attached garage. Standard features of each product line include built-in appliances and custom wood cabinets in the kitchen, wall-to-wall carpeting, a high-efficiency furnace, maintenance-free vinyl siding, landscaped yard, poured concrete walks, porches and driveways. Purchasers are given the opportunity to select, at additional cost, such amenities as patios or decks, wood windows, skylights, upgraded carpeting and flooring, a fireplace or a basement. The homes are primarily single-family detached units, although in some locations in some markets, the Company offers attached single-family units.

      The Company sells homes under the names "New American Homes," "Deluxe Homes" and "Trimark Homes" in most of its markets, except where operations were acquired from another builder. For example, in Lexington it sells as "Cutter Homes;" in Memphis it sells as "Heartland Homes" or "Paragon;" and in
Myrtle  Beach,  as  "Pinehurst."    Each  local  operation  offers  homes  to
entry-level and first move-up buyers. In Myrtle Beach, South Carolina, that target market has been expanded to include second-home and retirement buyers seeking homes at Crossmann's price point.

          The  Company intends to remain focused on delivering attractive
housing  at  prices    entry-level  consumers  can  afford.    It will explore
modification of its existing product lines or creation of new product lines when local marketing efforts indicate changes will improve profitability.

CONSTRUCTION

     The Company acts as the general contractor for the construction of its residential communities. The Company's construction supervisors monitor the construction of each home; actual construction is performed by subcontractors.
 The use of subcontractors enables the Company to minimize its investment in direct employee labor, capital, equipment and building supply inventory. This practice also increases the Company's flexibility in responding to changes in the demand for housing. The Company has had long business relationships with many of its subcontractors. These relationships, coupled with the volume of homes built by the Company, enable the Company to negotiate favorable agreements with its subcontractors. The Company has not experienced any significant delays in construction due to shortages of materials or labor.

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

          The construction of detached single-family homes by the Company generally begins with a home buyer sales contract to minimize the costs and risks of completed but unsold inventory. When a contract has been signed, a "house work order" is generated and sent out to the Company's field supervisor and to each subcontractor who will work on the home. The house work order describes the basic house purchased and the optional items selected by the customer. Subcontractors prepare invoices on the basis of a pre-negotiated price list specifying the current rate the Company will pay for the work to be completed and the materials used. Price lists are updated periodically based on changes in the costs of raw materials and other factors. Vouchers are prepared by the subcontractor according to the price list andmust be reviewed and approved by the field supervisor before they are paid by the Company.

          Despite seasonal changes in the weather, the Company maintains a construction schedule throughout the entire year. The Company can build in all but the harshest winter weather; however, production is slower when cold temperatures and snow or ice interfere with work. Furthermore, additional construction cost may be incurred due to such factors as temporary heating costs, additives to concrete, extra utility charges and the placement of temporary stone driveways and sidewalks.

LAND  ACQUISITION  AND  DEVELOPMENT

          The Company typically acquires unimproved land through contingent purchase agreements. Closing of the land is contingent upon, among other things, the Company's ability to obtain necessary zoning and other governmental approvals for the proposed development, confirmation of the availability of utilities and completion of an environmental review.

       Once the land has been purchased, the Company undertakes development activities that include site planning and engineering, as well as constructing roads, sewer, water and drainage facilities and other amenities. The activities are carefully managed, with phases geared to the Company's projected sales. Generally, management of the Company attempts to maintain an inventory of "finished" lots sufficient for approximately half the homes which the Company anticipates it will construct during the next 18 months. In addition, the Company maintains an inventory of raw land in anticipation of its needs for a period of 18 to 36 months in the future. The following chart summarizes the Company's available lot inventory as of December 31, 1998.






                                FINISHED  LOTS UNDER   RAW LAND             UNDER
                                --------  -----------  -----------          ------
                                LOTS      DEVELOPMENT  (EST. LOTS)  TOTAL   OPTION
                                --------  -----------  -----------  ------  ------

Indianapolis . . . . . . . .       1,134          461        3,556   5,151   2,595
------------------------------  --------  -----------  -----------  ------  ------
Lafayette. . . . . . . . . .          32           42           34     108     691
------------------------------  --------  -----------  -----------  ------  ------
Ft. Wayne. . . . . . . . .           203            0            0     203     442
------------------------------  --------  -----------  -----------  ------  ------
Columbus. . . . . . . . .            248          163          489     900     219
------------------------------  --------  -----------  -----------  ------  ------
Cincinnati. . . . . . . . .           73          177          436     686      62
------------------------------  --------  -----------  -----------  ------  ------
Southern Indiana . . .               307          170          275     752     319
------------------------------  --------  -----------  -----------  ------  ------
Dayton . . . . . . . . . . . .       111          182          338     631      16
------------------------------  --------  -----------  -----------  ------  ------
Louisville . . . . . . . . .         153          231          416     800     680
------------------------------  --------  -----------  -----------  ------  ------
Lexington . . . . . . . . .           16          141          399     556     136
------------------------------  --------  -----------  -----------  ------  ------
Memphis . . . . . . . . . .           69          164          321     554     197
------------------------------  --------  -----------  -----------  ------  ------
Nashville . . . . . . . . . .          2            0            0       2     230
------------------------------  --------  -----------  -----------  ------  ------
Charlotte . . . . . . . . . .        144            0            0     144     288
------------------------------  --------  -----------  -----------  ------  ------
Myrtle Beach . . . . . . .           113          987          230   1,330     681
------------------------------  --------  -----------  -----------  ------  ------
                                   2,605        2,718        6,494  11,817   6,556
                                --------  -----------  -----------  ------  ------


      In addition to purchasing unimproved land outright, the Company from time to time has used partnerships and joint ventures to acquire and develop
land.       Joint ventures  sell finished lots to builders, including, but not limited to, the Company. The Company will continue to consider such partnership and joint venture arrangements in the future when management perceives a favorable opportunity. At December 31, 1998, the Company was a participant in seven such joint ventures.
          The development of land is extremely capital intensive, and as a result, the Company's ability to develop land is limited. In 1997 and 1998, the Company developed approximately 57% of the lots on which its homes were built. The Company expects this percentage to stay approximately the same in 1999.

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

        The Company offers a Guaranteed Sale Program to certain buyers who have existing homes that they intend to sell before purchasing a home constructed by the Company. Under the Guaranteed Sale Program the Company will assist the buyer in selling his existing home and, if that home is unsold at closing, the Company will purchase the buyer's home at a predetermined price. Management of the Company believes that the Guaranteed Sale Program has been an effective marketing tool for the Company as many prospective buyers are hesitant to purchase a new home until they are certain that they will be able to sell their existing residence. Sales to new home buyers who executed contracts under the Guaranteed Sale Program contributed approximately $25 million to 1998 sales.

FINANCING

          The Company assists its customers in financing their new homes in several ways. First, the Company's New Home Counselors advise buyers, many of whom are first-time home buyers, on available financing options. The Company builds most of its homes under the guidelines and specifications of the Federal Housing Administration ("FHA") and the Veterans Administration ("VA"), thereby providing eligible buyers the benefit of FHA/VA mortgages. This is significant because FHA and VA financing generally enables buyers to purchase homes with lower down payments than the down payments required by conventional mortgage lenders and allow applicants to direct a larger percentage of their incomes toward housing expenses. The FHA/VA insured mortgages also provide more liberal rules with respect to the amount of points and closing costs that the seller may pay.

          The Company believes that the availability of FHA/VA financing is important to its overall success in that many entry-level and first move-up buyers have limited financial resources. FHA and VA mortgages are backed by government insured Fannie Mae and Ginnie Mae securities and should therefore be a relatively secure source of financing for Crossmann's customers. In
1998, approximately 59% of the homes delivered by the Company were financed with FHA/VA mortgages.

     The Company has established a mortgage brokerage subsidiary, Crossmann Mortgage Corp. Crossmann Mortgage Corp. was certified by FHA, a program of the Federal Department of Housing and Urban Development in July 1994. Once certified, the subsidiary began processing FHA, VA and conventional loans and selling the servicing rights. In 1997, Crossmann Mortgage Corp. became a qualified FHA underwriter. The revenue of the subsidiary is comprised of origination fees and servicing release fees, and its expenses primarily include administrative personnel salaries and other general office expenses. Crossmann Mortgage Corp. does not warehouse or fund loans and, as a result, does not incur credit risk or market risk associated with loans it originates.

CUSTOMER  SERVICE  AND  QUALITY  CONTROL

     Before the sale, the Company's New Home Counselors work with customers to select from available options in order to customize their new home to their particular taste. After the contract is signed, the buyer visits the Company's administrative office to make color selections and complete the house work order. Here the Company provides the new homeowner an orientation to the construction process and a detailed checklist which describes the items covered by the Company's warranty. When construction on a new home commences, the Company encourages the buyer to visit the site during the construction process. Before a buyer takes occupancy of a new house a pre-inspection tour is conducted with the buyer to ensure that the buyer is satisfied with the condition of the home and to attempt to correct any problems before the buyer takes possession.

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

      The resale market for existing homes has several attractions for home buyers including the following: (i) buyers of existing homes can generally take occupancy of their homes more quickly; (ii) sellers in the resale market generally have lower basis in their homes and therefore may have price expectations different from those of sellers of new homes; and (iii) resale homes are generally located in established neighborhoods. The Company attempts to meet this competition from the home resale market by offering benefits which this market cannot provide, notably newer design features, the flexibility to select interior and exterior finishes, new home warranties and more desirable locations from which to choose a homesite.

      The Company competes with other homebuilders on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price. Management believes that entry-level housing generally allows high volume homebuilders, such as the Company, to build a more standardized product, thus permitting efficiencies in construction and materials purchasing which can result in a better value to the consumer. Some of the Company's competitors have greater financial, marketing and sales resources in certain markets; nevertheless, the Company's volume permits efficiencies in marketing and advertising as well.

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

         The housing industry is affected by consumer confidence levels and prevailing economic conditions in general and by job availability and interest rate levels in particular. A variety of other factors affect the demand for new homes, including changes in costs associated with home ownership such as property taxes and energy costs, changes in consumer preferences, demographic trends and availability of and changes in mortgage financing programs.

TRADEMARKS

          "Trimark" is a federally registered service mark for real estate development services that is owned by the Company. The Company has not yet registered its "Deluxe" trademark. "Crossmann Communities" is a federally registered service mark for construction planning, laying out residential communities and residential construction services that is owned by the Company.

EMPLOYEES

       At December 31, 1998, the Company had 611 full-time employees and 19 part-time employees. The Company is not a party to any collective bargaining
agreements.    The Company considers its relationship with its employees to be good.

EXECUTIVE  OFFICERS  OF  THE  REGISTRANT


     The executive officers and directors of the Company and their ages as of December 31, 1998 are as follows:



NAME                 AGE  POSITION WITH COMPANY
-------------------  ---  -------------------------------------------------------
John B. Scheumann     49  Chairman of the Board of Directors
                          and Chief Executive Officer
Richard H. Crosser    60  President and Chief Operating Officer; Director
Jennifer A. Holihen   40  Chief Financial Officer; Treasurer; Secretary; Director
Steven M. Dunn        45  Executive Vice President of Operations



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

     Mr. Crosser has been the Company's President and Chief Operating Officer since 1992 and serves on its Board of Directors. He has served as a senior executive officer since joining the Company in 1974. Prior to 1974, Mr. Crosser was employed by National Homes Construction Corp. for 15 years in a variety of capacities, last serving as a regional manager of the company.

     Ms.  Holihen  has  been  the  Chief  Financial  Officer,  Secretary,  and
Treasurer since September 1993 and serves on its Board of Directors. Ms. Holihen served as controller for the Company from 1983 until 1993. Ms. Holihen is a Certified Public Accountant and received her MBA in accounting and management information systems from Indiana University in 1987.

     Mr. Dunn assumed the role of Executive Vice President of Operations in August of 1998, after the death of John M. Moody, who served in that capacity from January of 1998 through May 1998. Mr. Dunn had been the General Manager of the Company's Columbus, Ohio Division and the President of Crossmann Communities of Ohio, Inc. since October 1993. Mr. Dunn was the sole shareholder and president of Deluxe Homes of Columbus, Inc. from 1987 until the acquisition by the Company in 1993.



OTHER  KEY  EMPLOYEES



NAME                 AGE  POSITION WITH COMPANY                                       SINCE
-------------------  ---  ----------------------------------------------------------  -----
Lloyd W. McKenzie     61  Vice President, Indianapolis Division                        1997
                          Previously President and CEO of National Building Systems.
Charles F. Holle      58  Vice President, Lafayette Division                           1983
Mark T. Roberts       33  Vice President, Ft. Wayne Division                           1997
                          Previously a sales representative for Dura Builders.
Lynn R. Cooper        59  Vice President, Southern Indiana Division                    1989
David P. Clark        42  General Manager, Columbus Division                           1997
                          Previously a Regional President for Zaring Homes.
Ronald W. Rooze       59  Vice President, Cincinnati/Datyon Division                   1994
                          Previously President and owner of Westron, Inc.
Barry S. White        37  Vice President, Louisville Division                          1996
                          Previously a sales representative for Dura Builders.
Anthony E. Incorvia   52  Vice President, Lexington Division                           1996
                          Previously President of Melody Homes.
Mark S. Livingston    39  Vice President, Memphis: Heartland                           1997
                          Previously General Manager for Heartland Homes.
Richard A. Whitney    36  General Manager, Nashville Division                          1998
                          Previously Regional President of Southfork Development.
Robert A. Volles      49  General Manager, Charlotte Division                          1998
                          Previously Division President of David Weekley Homes.
Ralph Teal            38  Co-Manager, Myrtle Beach Division                            1998
James T. Callihan     38  Co-Manager, Myrtle Beach Division                            1998
Jeffery H. Skelley    46  Co-Manager, Myrtle Beach Division                            1998
Guilford H. Edwards   42  Co-Manager, Myrtle Beach Division                            1998
                          Previously owners of Pinehurst Builders, Inc.



GOVERNMENT  REGULATIONS  AND  ENVIRONMENTAL  MATTERS

     The housing industry and the Company are subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, resource protection, building design, construction and similar matters. These include local regulations that impose restrictive zoning and density requirements in that may limit the number of residences that can eventually be built within the boundaries of a particular location. Furthermore, in developing its projects the Company must obtain the approval of numerous governmental authorities regulating such matters as permitted land uses, levels of density, and the installation of utility services such as electricity, water and waste disposal.

     The length of time necessary to obtain permits and approvals increases the carrying cost of unimproved property acquired for the purpose of development and construction. In addition, the continued effectiveness of permits already granted is subject to changes in policies, rules and regulations and changes in their interpretation and application. Such regulation affects construction activities and may result in delays, cause the Company to incur substantial costs, or prohibit or severely restrict development in environmentally sensitive regions or areas. To date, the governmental approval processes discussed above have not had a material adverse effect on the Company's development activities. In addition, because the Company purchases land contingent upon necessary zoning, restrictive zoning issues also have not had a material adverse effect on the Company's development activities. However, there is no assurance that these and other restrictions will not adversely affect the Company in the future.
     The Company generally will condition its obligation to purchase land on, among other things, an environmental review of the land. However, there can be no assurance that the Company will not incur material liabilities relating to the removal of toxic wastes or other environmental matters affecting land owned by the Company or land which the Company no longer owns. To date, the Company has not incurred any liability relating to the removal of toxic wastes or other environmental matters and to its knowledge has not acquired any land with environmental problems.

     A significant number of the Company's customers obtain mortgage financing under programs sponsored by FHA and VA. Any reductions in the scope of funding of FHA/VA mortgage programs could have a material adverse effect on the Company and its operations.


ITEM  2.  PROPERTIES

     The Company leases approximately 25,000 square feet of office space for its headquarters and Indianapolis building division at 9202 North Meridian Street in Indianapolis, Indiana from Pinnacle Properties LLC, an entity owned by the Company's Chairman of the Board and Chief Executive Officer, John B. Scheumann, and its President and Chief Operating Officer, Richard H. Crosser.
 The monthly rent on the leases are $21,844. The leases expire March 1999 through May 2001.

     The Company also leases approximately 5,000 square feet of warehouse space at 9202 North Meridian Street from Pinnacle Properties LLC. The monthly rent is $2,708. Management believes that the terms of all the above mentioned leases are no less favorable to the Company than terms available from unrelated third party lessors.


     The Company's other divisions occupy rented space in their respective communities as follows:



                            LOCATED IN      SQUARE FEET  MONTHLY RENT   EXPIRES          EXTENSION
Southern Indiana . .        Franklin, IN          3,900  $       2,681  December   2001  yes
Lafayette . . . . . . . .   Lafayette, IN         5,268          3,167  August     2000  yes
Ft. Wayne . . . . . . .     Ft. Wayne, IN         2,500          2,000  March      1999  yes
Columbus . . . . . . .      Westerville,OH        6,642          4,735  December   2000  yes
Cincinnati/Dayton           Mason, OH             3,686          4,147  June       2002  yes
Louisville . . . . . . . .  Louisville, KY        2,764          2,591  December   2000  yes
Lexington . . . . . .       Lexington, KY         2,512          2,300  January    2000  yes
Memphis . . . . . . .       Memphis, TN           1,600          1,467  September  1999  yes
Nashville . . . . . . .     Nashville, TN           500            346  February   1999  yes
Charlotte . . . . . . .     Charlotte, NC         2,224          2,188  June       2000  yes




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


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY-HOLDERS

None.



                                   PART II

ITEM  5.    MARKET  FOR  REGISTRANT'S  COMMON EQUITY AND RELATED SHAREHOLDERS'
MATTERS

     The  Company's  common  shares trade on The Nasdaq Stock Market under the
symbol:  "CROS."     Shares outstanding at December 31, 1998 were 11,543,772.
The closing price at December 31, 1998 was $27.625. During the year ended December 31, 1998, the high closing sales price per share as reported by The Nasdaq Stock Market was $37.25. The low closing sales price per share $12.125.


     High  and  low  share  prices  for  the  last  two  fiscal  years  were:



                       1997                  1998
Quarter ended  High          Low     High          Low
-------------  ------        ------  ------        ------
March 31       $13.83        $10.50  $31.25        $20.75
June 30         14.50         12.67   31.75         25.75
September 30    23.38         13.50   37.25         19.13
December 31     28.50         19.81   30.88         12.13



     The closing sale price of the Company's Common Shares as reported on The Nasdaq Stock Market on March 23, 1999 was $21.25. As of March 23, 1999, there were 60 holders of record of the Company's Common Shares. The Company's transfer agent estimates that there were 11,543,772 shares outstanding, on March 23, 1998, and that on that date there are approximately 2,100 beneficial owners of the Company's Common Shares.

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


ITEM  6.    SELECTED  FINANCIAL  DATA

     The following is selected consolidated financial data of the Company for the five years ended December 31, 1998. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of Crossmann Communities, Inc. and notes thereto contained elsewhere in this Form 10-K.










                     CONSOLIDATED FINANCIAL AND OPERATING DATA
                (in thousands, except per share and operating data)
                              Year Ended December 31,



                                        1994      1995      1996      1997      1998
STATEMENT OF OPERATIONS DATA:
 Sales                              $112,140  $177,590  $229,485  $316,435  $421,926
 Gross Profit                         24,494    35,704    48,051    65,550    89,906
 Income from operations               12,566    18,621    24,854    32,170    44,056
 Income before income taxes           12,791    18,630    24,668    33,399    49,606
 Income taxes                          5,040     7,519     9,603    13,393    19,734
 Net income                            7,750    11,111    15,065    20,005    29,872
 Net income per common share (1):
    Basic                                .85      1.22      1.65      2.05      2.63




    Diluted                              .85      1.21      1.63      2.02      2.57

 Weighted average common shares
 outstanding:
    Basic                              9,105     9,112     9,150     9,759    11,342
    Diluted                            9,105     9,183     9,261     9,927    11,608

OPERATING DATA:
 Number of closings (2)                1,073     1,675     2,068     2,774     3,714
 Average home sales price           $104,250  $106,024  $110,970  $114,072  $113,604
 Homes in backlog (2)                    345       757     1,006     1,080     1,744

BALANCE SHEET DATA:
 Cash and cash equivalents                    $  5,233  $    100  $  5,526  $ 18,011
 Inventories and properties
  held for development or sale      $ 54,667    69,683   113,202   153,524   214,198
 Total assets                         62,026    83,954   128,336   185,276   283,794
 Notes payable                        20,554    25,472    48,326    51,122   101,223
 Total shareholders' equity           33,011    44,212    59,649   110,803   150,281

(1)  Per  share  amounts  for  1994  through  1996 have been adjusted to reflect the three-for-two  stock  split  effective  August  18,  1997.

(2)  A home is included in "closings" when title is transferred to the buyer.  Sales and  cost  of  sales  for  a house are recognized at the date of closing.  A home is included  in  "backlog" after a sales contract is executed and prior to the transfer
of  title  to  the  purchaser.   Because the closings of pending sales contracts are
subject  to  contingencies,  no  assurances  can be given that homes in backlog will result  in  closings.





ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW

     The Company's business and the homebuilding industry in general are subject to changes in economic conditions, including but not limited to employment levels, interest rates, the availability of credit, and consumer confidence. The Company's success in 1998 and in the past several years has been influenced by favorable economic conditions in its principal markets. Employment has been strong; interest rates have been low and relatively stable; low inflation has kept the Company's costs predictable. Financing has been and continues to be readily available to Crossmann's consumers in the form of FHA and VA mortgages. Capital has been readily available for expansion, enabling Crossmann to take advantage of this strong economic climate. There can be no assurance that these trends will continue, that employment for the entry-level consumer will stay strong, that government sponsored mortgage programs will not be changed or withdrawn, or that interest rates will not change substantially. Nevertheless, Crossmann's management is generally optimistic and believes that modest deterioration in these economic conditions might still afford the Company a strong housing market.

     Because the Company targets an entry-level consumer, price increases in response to strong demand can only be modest. Management strives to increase profits by increasing unit volume. The focus of Crossmann's management is on selling more units in existing markets, thus improving buying power and margins, and on expanding operations to new markets. There can be no assurance that the Company will continue to find attractive opportunities in new cities, nor can there by any assurance that the Company will be able to transfer its business strategy to new market areas successfully, or that new markets will offer the opportunities and stability of the Company's existing markets.

RESULTS  OF  OPERATIONS

     During the five-year period ended December 31, 1998, the Company's sales increased at an average compound annual rate of 39.3% per year, from $112.1 million in 1994 to $421.9 million in 1998. Net income increased at an average compound annual rate of 41.7%, from $7.7 million in 1994 to $29.9 million in 1998. Shareholders' equity increased from $33.0 million as of December 31, 1994 to $150.3 million as of December 31, 1998.


     The following table recaps unit growth in the Company's markets.  Management views volume relative to the total size of each market a significant factor in producing good margins.
                                UNIT CLOSINGS BY MARKET



                                          1992  1993   1994   1995   1996   1997   1998
                                          ----  ----  -----  -----  -----  -----  -----
Indianapolis(1). . . . . . . . . . . .     491   686    732  1,043  1,124  1,314  1,384
Lafayette. . . . . . . . . . . . . . .     125   143    183    160    188    166    171
Columbus. . . . . . . . . . . . . .               23    133    197    247    315    315
Cincinnati. . . . . . . . . . . . . .                    13    159    162    189    230
Ft. Wayne. . . . . . . . . . . . . .                     12    116     94     84    186
Dayton. . . . . . . . . . . . . . . . .                                83    230    259
Southern Indiana. . . . . . . . .                                     169    283    338
Louisville. . . . . . . . . . . . . . .                                 1    102    240
Lexington. . . . . . . . . . . . . .                                          64    109
Memphis. . . . . . . . . . . . . . .                                          27    189
Nashville . . . . . . . . . . . . . . .                                               2
Charlotte . . . . . . . . . . . . . . .                                               1
Myrtle Beach . . . . . . . . . . . . .                                              290
                                                                                  -----
Total. . . . . . . . . . . . . . . . . .   616   852  1,073  1,675  2,068  2,774  3,714
                                          ====  ====  =====  =====  =====  =====  =====

(1)        Closings in Indianapolis do not include units built by Crossmann's 50% joint venture, Trinity Homes LLC ("Trinity").  Trinity closed 448 homes in 1997 and 446 homes in  1998.  Crossmann's  share  of  Trinity  earnings  are included in "other income" in
Crossmann's  financial  statements.


YEAR  ENDED  DECEMBER  31,  1998  COMPARED  TO  YEAR  ENDED  DECEMBER 31, 1997

     Sales increased by $105.5 million, or approximately 33.3%, in 1998 over 1997. Sales were higher primarily as a result of increased unit sales; 3,714 units were closed in 1998 compared to 2,774 in 1997. Sales were up in all divisions except Columbus where they were flat; Ft. Wayne and Louisville improved most dramatically. In Ft. Wayne, 186 units were closed in 1998 compared to 84 in 1997, an increase of 121.4%, in Louisville, 240 units were closed in 1998, compared to 102 in 1997, an increase of 135.3%. Acquisitions also contributed to the higher sales volume. The Company's new Memphis division, enhanced by the acquisition of Paragon in May of 1998, contributed 189 closings compared to only 27 in 1997, and its new Myrtle Beach division, formed with the acquisition of Pinehurst in May 1998, contributed 290. Crossmann's average selling price was lower, approximately $113,600 in 1998, compared to approximately $114,100 in 1997.

     Gross profit increased by $24.3 million, or approximately 37.0%, for the year, representing 21.3% of sales in 1998 as compared to 20.7% in 1997. The increase resulted from market mix: Crossmann achieves higher margins in cities where it has operated longer and has greater buying power in the local building market. Margins improved in 1998 in Indianapolis, Lafayette and Columbus, where it has operated for a number of years. Margins were also stronger in Ft. Wayne, Southern Indiana, Cincinnati and Dayton in 1998 than in 1997. Improving margins in maturing markets tend to offset weaker margins that new divisions may generate in early stages.

     Selling, general and administrative expenses increased as a percentage of sales from 10.6% in 1997 to 10.8% in 1998. Management believes that the increase reflects higher general and administrative expenses incurred by the newer homebuilding divisions. Management believes that higher volume in these divisions in 1999 will help to offset this overhead in future periods.

     Other  income,  net  of  expenses increased $4.3 million for the year, to approximately $5.5 million in 1998 from $1.2 million in 1997. The increase was due principally to earnings from Trinity, which generated approximately $2.9 million in income to Crossmann in 1998 compared to approximately $825,400 in 1997. Also included in other income in 1998 was a gain of approximately $1.3 million on the sale of an 80.2% equity interest in a previously wholly-owned subsidiary to related parties.

     Due to the increase in unit sales and to increased other income, income before income taxes for 1998 increased approximately $16.2 million over 1997, or 48.5%. This represents an increase from 10.6% of sales in 1997 to 11.8% of sales in 1998. Net income increased $9.9 million or 49.3%. Net income as a percentage of sales was 7.1% in 1998 compared to 6.3% in 1997. The Company's effective tax rate was 39.8% in 1998, compared to 40.1% in 1997.


YEAR  ENDED  DECEMBER  31,  1997  COMPARED  TO  YEAR  ENDED  DECEMBER 31, 1996

     Sales increased by $87.0 million, or approximately 37.9% in 1997 over 1996. Sales were higher primarily as a result of increased unit sales; 2,774 units were sold in 1996 compared to 2,068 in 1996. Sales were up in all divisions except Lafayette and Ft. Wayne where they were down slightly; Dayton and Louisville closings were up most dramatically. In Dayton, 230 homes were sold in 1997 compared to 83 units sold in 1996, and in Louisville, 102 homes were sold in 1997, compared to 1 in 1996. Acquisitions also contributed to higher volume. The Company's new Lexington division contributed 64 closings, and its new Memphis division contributed 27. Management attributes increased volume in its markets to the comparatively high value of the product compared to others offered in the marketplace.

     Gross profit increased by $17.5 million, or approximately 36.4%, for the year, representing 20.7% of sales in 1997 as compared to 20.9% in 1996. The decline resulted from market mix; Crossmann achieves higher margins in cities where it has operated longer and has more buying power in the local building market. Growth in new division tends to depress margins slightly in early stages.

     Selling, general and administrative expenses increased as a percentage of sales from 10.1% in 1996 to 10.5% in 1997. Management believes that the increase reflected higher general and administrative expenses incurred by the newer homebuilding divisions. Management believes that higher volume in these divisions in 1998 will help offset this overhead in future periods.

     Due primarily to the increase in unit sales, income before income taxes for 1997 increased approximately $8.7 million over 1996, or 35.4%. This represents an increase from 10.7% of sales in 1996 to 10.6% of sales in 1997.
 Net income increased $4.9 million or 32.8%. Net income as a percentage of sales was 6.3% in 1997, compared to 6.6% in 1996. The Company's effective tax rate was 40.1% in 1997 as compared to 38.9% in 1996.

BACKLOG


     The following table sets forth certain data relating to the operations of the Company for the years ended December 31, 1996, 1997 and 1998.

                                                December  31



                                           1996          1997          1998
                                   ------------  ------------  ------------
Closings (for the period ended)           2,068         2,774         3,714
Homes in backlog                          1,006         1,080         1,744
Aggregate sales value in backlog   $108,084,640  $120,540,000  $197,100,000
Average sales price of backlog     $    107,440  $    111,610  $    113,020


        Management believes that a substantial portion of the homes in backlog at December 31, 1998 will be closed prior to June 30, 1999, but because of weather conditions, there can be no assurance as to the quarter in which such closings will occur.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At December 31, 1998, Crossmann had cash and cash equivalents balances of $18.0 million, of which $17.4 million was held in escrow for periods of up to 30 days.

     The Company's primary uses of capital are home construction costs and the purchase and development of land. Real estate inventories were approximately $214.2 million or 75.5% of total assets at December 31, 1998 compared to approximately $153.5 million or 82.8% of total assets at December 31, 1997. To assure the future availability of developed lots for next year's operations, from time to time in the normal course of business the Company contracts to purchase a portion of its developed lots from outside developers.
 Total commitments for these purchases was approximately $83.4 million at December 31, 1998. The purchases of these lots are subject to various conditions imposed on both the sellers and the Company. Capital is also used to add and improve equipment used in administering the business and for model home furnishings.

     In 1998, the Company used capital to acquire Paragon, in Memphis, Tennessee and Pinehurst, in Myrtle Beach, South Carolina. These transactions gave rise to approximately $11.0 million in goodwill in 1998. Capital was also used to add and improve equipment used in administering the business and for model home furnishings.

     Crossmann enters into joint ventures with other builders and developers, to share risk and to obtain external expertise. Crossmann's investment in and advances to joint ventures increased to approximately $17.7 million in 1998 from approximately $12.4 million in 1997. The most significant joint venture investment is Trinity, totaling approximately $11.3 million.

     During 1998, expenditures were financed with cash from operations and with borrowings on a $60 million unsecured line of credit with Bank One,
Indiana N.A. and its participant, NBD Bank N.A. The line of credit bears interest at the bank's prime lending rate, but permits portions of the outstanding balance to be committed for fixed periods of time at a rate equal to LIBOR plus 1.3% through 1.6%. In the summer of 1998, Bank One and NBD announced plans to merge. As a result of the combination, Bank One desires a reduction in its overall credit exposure to the Company. The bank will add additional participants in the line of credit upon renewal of the facility on March 31, 1999.

     The Company also has $16.7 million in senior notes, maturing in 2004 with interest payable quarterly at 7.625%, and $50.0 million in new notes issued in June of 1998, payable over 10 years at 7.75%, payable quarterly. Annual principal reductions for this note issue of $8,333,334 begin June 11, 2003.

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

     The Company has financed some of its growth in 1998 with equity. Pursuant to the Pinehurst transaction, Crossmann issued 311,938 shares valued
at  $8,294,436    to  the  sellers.

INFLATION  AND  EFFECTS  OF  CHANGING  PRICES

     The Company historically has been able to raise sales prices by amounts at least equal to its cost increases and accordingly has not experienced any
detrimental  effect  from  inflation.    Because  the  Company  sells  to  a
price-conscious consumer, its ability to raise prices is limited. Management seeks to optimize volume by keeping homes affordable and to optimize margins thorough careful planning.

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

YEAR  2000  SYSTEM  REQUIREMENTS

RISKS  PRESENTED  BY  THE  YEAR  2000  ISSUE.
             Crossmann's management believes that the Company's core selling and construction operations are largely unautomated and would continue uninterrupted even in the event of Year 2000 problems. As for accounting and administration, the Company's software is largely not date-dependent. Dates are carried for informational purposes and are not generally used in computations.

SYSTEMS  TESTING.
     The manufacturer of the computer on which Crossmann's central accounting and management information systems resides has certified that its hardware and operating system software are Year 2000 compliant. The Company's applications software has been tested in the course of normal maintenance. The Company's programmers have identified those few instances where dates are compared and have initiated corrections to handle the date change properly. Equipment and software peripheral to Crossmann's central system are being tested for Year 2000 compliance. Any replacements or upgrades required are expected to be complete by mid-1999.

COSTS.
     The cost and timing of upgrades to hardware and software corrections are not deemed to be materially different than normally scheduled upgrades.


CONTINGENCY  PLANS.
     Management's contingency plans, which are intended to enable the Company to continue to operate normally, include performing some procedures manually, changing suppliers, if necessary, and repairing or obtaining replacement systems.

FUTURE  TRENDS

     Management views land acquisition and zoning as the greatest challenges to its business in years to come. The Company will continue to seek to maximize the value of each parcel it purchases so that it can continue to serve its core customer.


ITEM  7A.    QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company does not invest in marketable securities, nor does it engage in hedging activities or foreign currency conversions. A portion of its revolving debt is carried at floating interest rates, but the exposure to changes in prime rate related to that debt is not material.

             ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Crossmann Communities, Inc.
                               and Subsidiaries

                  Index to Consolidated Financial Statements










Independent Auditors' Report                                                                        20
Consolidated Balance Sheets as of December 31, 1997 and 1998                                        21
Consolidated Statements of Income for the Years Ended December 31, 1996, 1997, and 1998             22
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1996,1997, and
1998                                                                                                23
Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1997, and 1998         24
Notes to Consolidated Financial Statements                                                       25-31

















INDEPENDENT  AUDITORS'  REPORT

Board  of  Directors  and  Shareholders
Crossmann  Communities,  Inc.

We have audited the accompanying consolidated balance sheets of Crossmann Communities, Inc. and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial
statements    based  on  our  audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Crossmann Communities, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31,1998 in conformity with generally accepted accounting principles.



DELOITTE  &  TOUCHE  LLP

Indianapolis,  Indiana
March  8,  1999




















                          Crossmann Communities, Inc
                               and Subsidiaries

                         Consolidated Balance Sheets

                       as of December 31, 1997 and 1998





                                                                         1997          1998
                                                                 ------------  ------------
ASSETS
   Cash and cash equivalents                                     $  5,526,138  $ 18,011,456
   Retainages                                                         886,766     1,115,617
   Real estate inventories                                        153,523,571   214,197,844
   Furniture and equipment, net                                     3,310,345     3,964,369
   Investments in joint ventures                                   12,354,474    17,720,878
   Goodwill, net                                                    3,817,650    15,395,896
   Other assets                                                     5,856,819    13,387,755
                                                                 ------------  ------------
Total assets                                                     $185,275,763  $283,793,815
                                                                 ============  ============


LIABILITIES AND SHAREHOLDERS' EQUITY
   Accounts payable                                              $ 15,924,136  $ 20,734,383
   Accrued expenses and other liabilities                           7,426,217    11,555,789
   Notes payable                                                   51,122,431   101,222,955
                                                                 ------------  ------------
Total liabilities                                                  74,472,784   133,513,127

Commitments and contingencies

Shareholders' equity:
   Preferred shares, without par value:
      Authorized shares - 10,000,000
      No shares issued and outstanding
   Common shares, without par value:
      Authorized shares - 30,000,000
      Issued and outstanding shares - 11,107,853 and 11,543,772
         at December 31, 1997 and 1998, respectively               55,548,737    65,154,710
   Retained earnings                                               55,254,242    85,125,978
                                                                 ------------  ------------
Total shareholders' equity                                        110,802,979   150,280,688
                                                                 ------------  ------------
Total liabilities and shareholders' equity                       $185,275,763  $283,793,815
                                                                 ============  ============



See  accompanying  notes.






                         Crossmann Communities, Inc.
                               and Subsidiaries

                      Consolidated Statements of Income

             for the Years Ended December 31, 1996, 1997 and 1998






                                                      1996           1997           1998
                                              -------------  -------------  -------------

Sales of residential real estate              $229,485,094   $316,435,463   $421,925,742
Cost of residential real estate sold           181,434,071    250,885,725    332,119,887
                                              -------------  -------------  -------------
Gross profit                                    48,051,023     65,549,738     89,805,855

Selling, general and administrative expenses    23,196,933     33,380,216     45,749,445
                                              -------------  -------------  -------------
Income from operations                          24,854,090     32,169,522     44,056,410

Other income, net                                  853,896      2,102,473      6,869,524
Interest expense                                (1,035,251)      (872,862)    (1,319,920)
                                              -------------  -------------  -------------
                                                  (185,355)     1,229,611      5,549,604
                                              -------------  -------------  -------------
Income before income taxes                      24,668,735     33,399,133     49,606,014
Income taxes                                     9,603,107     13,393,347     19,734,278
                                              -------------  -------------  -------------
Net income                                    $ 15,065,628   $ 20,005,786   $ 29,871,736
                                              =============  =============  =============

Net income per common share:
 Basic                                        $       1.65   $       2.05   $       2.63
                                              =============  =============  =============
 Diluted                                      $       1.63   $       2.02   $       2.57
                                              =============  =============  =============

Weighted average number of common shares
outstanding:
  Basic                                          9,149,993      9,758,678     11,341,645
                                              =============  =============  =============
  Diluted                                        9,261,199      9,927,482     11,607,944
                                              =============  =============  =============



See  accompanying  notes.







                         Crossmann Communities, Inc.
                               and Subsidiaries

                          Consolidated Statements of
                             Shareholders' Equity

             for the Years Ended December 31, 1996, 1997 and 1998






                                   Common      Shares       Retained
                                   ----------  -----------
                                   Shares      Amount       Earnings     Total
                                   ----------  -----------  -----------  ------------

Balances at January 1, 1996         9,122,250  $24,028,879  $20,182,828  $ 44,211,707
   Net income                                                15,065,628    15,065,628
   Issuance of common shares           66,402      372,024                    372,024
                                   ----------  -----------               ------------
Balances at December 31, 1996       9,188,652   24,400,903   35,248,456    59,649,359
   Net income                                                20,005,786    20,005,786
   Issuance of common shares, net
     of offering costs              1,919,201   31,147,834                 31,147,834
                                   ----------  -----------               ------------
Balances at December 31, 1997      11,107,853   55,548,737   55,254,242   110,802,979
   Net income                                                29,871,736    29,871,736
   Issuance of common shares          435,919    9,605,973                  9,605,973
                                   ----------  -----------               ------------
 Balances at December 31, 1998     11,543,772  $65,154,710  $85,125,978  $150,280,688
                                   ==========  ===========  ===========  ============




See  accompanying  notes.















                         Crossmann Communities, Inc.
                               and Subsidiaries
                    Consolidated Statements of Cash Flows

 for the Years Ended December 31, 1996, 1997 and 1998 (See Notes 6, 7 and 8)





                                                              1996            1997            1998



OPERATING ACTIVITIES:
Net income                                            $ 15,065,628   $  20,005,786   $  29,871,736
Adjustments to reconcile net income to net

   cash used by operating activities:
      Depreciation                                         539,443         689,111         999,519
      Amortization                                         161,394         363,576         494,990
      Deferred income taxes                               (169,308)        (70,430)       (302,188)
      Cash provided (used) by changes in:

         Retainages                                       (525,387)        269,434        (228,851)
         Real estate inventories                       (37,567,373)    (31,894,099)    (38,736,025)
         Other assets                                   (1,001,198)       (877,623)     (3,106,812)
         Accounts payable                                2,974,123         553,229       3,278,609
         Accrued expenses and other liabilities            530,734       1,739,068       4,129,563
                                                      -------------  --------------  --------------
Net cash used by operating activities                  (19,991,944)     (9,221,948)     (3,599,459)

INVESTING ACTIVITIES:
Purchases of furniture and equipment                    (2,023,660)     (1,026,085)     (1,307,119)
Investments in joint ventures                           (2,206,582)     (8,949,732)     (8,471,224)
Business acquisitions, net of cash acquired               (330,901)       (421,925)     (9,669,888)
                                                      -------------  --------------  --------------
Net cash used by investing activities                   (4,561,143)    (10,397,742)    (19,448,231)

FINANCING ACTIVITIES:
Proceeds from bank borrowings                          119,832,796     161,113,458     198,603,946
Principal payments on bank borrowings                  (97,534,584)   (163,090,000)   (211,489,000)
Payments on notes and long-term debt                    (3,250,099)     (3,258,798)     (2,893,467)
Proceeds from issue of senior notes                            -0-             -0-      50,000,000
Net proceeds from sale of common shares                    372,024      30,281,168       1,311,529
                                                      -------------  --------------  --------------
Net cash provided by financing activities               19,420,137      25,045,828      35,533,008

Net increase (decrease) in cash and cash equivalents    (5,132,950)      5,426,138      12,485,318
Cash and cash equivalents at beginning of year           5,232,950         100,000       5,526,138
                                                      -------------  --------------  --------------
        Cash and cash equivalents at end of year      $    100,000   $   5,526,138   $  18,011,456
                                                      =============  ==============  ==============


See  accompanying  notes.










                         Crossmann Communities, Inc.
                               and Subsidiaries

                  Notes to Consolidated Financial Statements

             for the Years Ended December 31, 1996, 1997 and 1998


1.                    BASIS  OF  PRESENTATION

Crossmann  Communities,  Inc.  ("Crossmann"  or  the  "Company")  is  engaged primarily  in  the  development,  construction,  marketing  and  sale  of  new single-family homes for first time and first move-up buyers. The Company also acquires and develops land for construction of such homes and originates mortgage loans for the buyers. The Company operates in Indianapolis, Ft. Wayne, Lafayette, and Southern Indiana; Cincinnati, Columbus and Dayton, Ohio; Louisville, and Lexington, Kentucky; Memphis and Nashville, Tennessee; Charlotte, North Carolina; and Myrtle Beach, South Carolina.

2.                  SIGNIFICANT  ACCOUNTING  POLICIES

Principles  of  Consolidation.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company also owns 50% interests in certain unconsolidated joint ventures, which are accounted for using the equity method. In 1998, the Company acquired two homebuilders for approximately $13,850,000 million in cash and notes and 311,938 shares of the Company's common stock. The transactions were accounted for as purchases and includes their operations subsequent to each acquisition date. Cost in excess of the fair value of net assets acquired of approximately $10,900,000 was recorded as goodwill. The pro forma effect of the acquisitions on results of operations are not presented as they are not considered material.

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

Cash  and  Cash  Equivalents
All highly liquid investments with maturities of three months or less when purchased are considered to be cash equivalents. Due to the short maturity period of the cash equivalents, the carrying value of these instruments approximates their fair value. Cash and cash equivalents at December 31, 1998 include approximately $17,400,000 of cash held in escrow for periods of up to 30 days.

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

Goodwill
Goodwill  is  amortized  over  twenty  years using the straight-line method.
Accumulated  amortization  was  approximately  $685,000  and  $1,211,800    at
December  31,  1997  and  1998,  respectively.


Furniture  and  Equipment
Furniture and equipment are stated at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the respective assets ranging from 5 to 39 years. Accumulated depreciation is approximately $2,334,000 and $3,333,300 at December 31, 1997 and 1998,
respectively.      Repairs  and  maintenance  costs  are expensed as incurred.

Revenue  Recognition
Revenue is recognized upon a formal closing and as title to the property transfers to the buyer.

New  Accounting  Pronouncements
Statements of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998 and is effective for all fiscal years beginning after June 15, 1999. This statement established accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of a foreign currency exposure. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Management has not yet determined the effect, if any, SFAS No. 133 will have on the Company's consolidated financial statements.

3.                    FINANCIAL  INSTRUMENTS

SFAS No. 107, Disclosure About Fair Value of Financial Instruments, defines the fair value of a financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The following summarizes the estimated fair values of financial instruments and the major methods and assumptions used in estimating such amounts:

The recorded amounts of short-term financial instruments (primarily cash and cash equivalents, retainages, and accounts payable) approximate the fair values due to the relatively short period to maturity.

Debt with variable interest rates is recorded at carrying amounts which approximate the fair value based on discounted future cash flows. The carrying amount of senior notes payable at December 31, 1998, approximates the fair value based upon debt instruments with similar terms and conditions.

4.                  REAL  ESTATE  INVENTORIES




Real estate inventories at December 31 consist of:

                                                            1997          1998
                                                    ------------  ------------

Residential homes under construction                $ 74,525,972  $ 97,679,676
Land held for future development                      18,988,624    36,649,746
Land under development                                35,212,285    45,784,467
Purchased developed lots                              13,956,254    21,813,143
Homes held for resale                                  3,099,039     5,193,641
Model homes                                            7,741,397     7,077,171
                                                    ------------  ------------
                                                    $153,523,571  $214,197,844
                                                    ============  ============



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

        5.                    INVESTMENTS  IN  UNCONSOLIDATED  JOINT  VENTURES

The Company has entered into joint ventures with various real estate developers and owns 50% or less in each venture. The joint ventures are accounted for using the equity method. Aggregated condensed financial information for unconsolidated joint ventures is as follows:





                   1996         1997          1998
             ----------  -----------  ------------

Revenue      $  518,372  $24,978,053  $101,829,142
Expenses        487,938   23,146,934    94,867,827
             ----------  -----------  ------------
Net income   $   30,434  $ 1,831,119  $  6,961,315
             ==========  ===========  ============

Assets       $7,962,009  $43,891,845  $ 63,358,541
Liabilities   3,627,019   31,043,708    48,716,614
             ----------  -----------  ------------
Equity       $4,334,990  $12,848,137  $ 14,641,927
             ==========  ===========  ============



For 1997 and 1998, assets of the joint ventures consisted primarily of developed lots, land under development and land held for future development. Revenue consisted primarily of single-family home and residential lot sales. Land joint ventures provided $2,843,994 and $6,525,180 in lots to the Company in 1997 and 1998 respectively. Investments in land joint ventures include accounts receivable from the joint ventures $760,189 and $2,424,886 in 1997 and 1998, respectively.

In  October  1997,  the  Company  entered  into  a joint venture with  another
homebuilding  company  in  Indianapolis.    This  joint  venture  provided
approximately $825,400 and $2,866,700 in other income to the Company in 1997 and 1998 respectively. Investments in joint ventures at December 31, 1997 and December 31,1998, includes $5,000,000 and $7,336,000 respectively, in notes receivable from this joint venture. The notes receivable bear interest at the prime rate of Bank One, Indiana, N.A. (7.75% at December 31, 1998), payable quarterly, and they mature in 2003.

6.                    CREDIT  ARRANGEMENTS


Notes  payable  consists  of  the  following  at  December  31:



                                                                               1997          1998
                                                                        -----------  ------------
Line of credit with banks, maximum $60,000,000, with interest payable on funds committed for fixed periods at LIBOR (5.687% at December
31, 1998) plus 1.3% through 1.6% and on floating funds at the banks'
prime rate (7.75% at December 31, 1998) maturing in March 1999.         $30,897,000  $ 33,891,000


Various notes payable collateralized by land, with periodic principal payments, maturing  through November 2000, and bearing fixed and
variable interest at rates ranging from 8.25% to prime plus 1%.             780,987       665,289


Senior notes payable, due December 2004 with annual principal payments of $2,777,777, and  quarterly interest payments at 7.625%
per annum.                                                               19,444,444    16,666,666


Senior notes payable, due June 11, 2008 with annual principal                   -0-    50,000,000
payments of $8,333,334 beginning June 2003, and quarterly interest payments at 7.75% per annum
                                                                        $51,122,431  $101,222,955
                                                                        ===========  ============


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

        Interest capitalized during real estate development and construction was approximately $2,155,400, $3,925,100, and $4,704,200 for 1996, 1997, and
1998,  respectively.

Interest paid, including amounts capitalized, was approximately $3,194,700, $4,798,000 and $6,053,000 in 1996, 1997, and 1998, respectively. The weighted average interest rate on borrowings outstanding was 7.25% at December 31, 1998.


Scheduled maturities of notes payable for each of the five years and thereafter as of December 31, 1998 are as follows:



1999        $ 37,234,067
2000           2,877,778
2001           2,777,778
2002           2,777,778
2003          11,111,112
Thereafter    44,444,442
            ------------

            $101,222,955
            ============



7.                  SHAREHOLDERS'  EQUITY

The Company has authorized 10,000,000 preferred shares which remain unissued at December 31, 1998. The Board of Directors of the Company has not yet determined the preferences, qualifications, relative voting or other rights of the authorized preferred shares.

The Company issued 62,726 and 311,938common shares to acquire homebuilders in June 1997 and May 1998, respectively.

The Company has incentive share option plans for employees and directors pursuant to which 937,500 common shares are reserved. The options were issued at market prices on the grant date, became exercisable on the grant date or in some cases three years from the grant date, and expire ten years after the grant date. Details of stock options are as follows. The 1996 and 1997 amounts have been adjusted to reflect a three-for-two stock split effective August 18, 1997. As of December 31, 1998, options outstanding had exercise prices between $5.17 and $30.38 and a weighted average remaining contractual life of 7.1 years.








                      1996                               1996     1997                               1997     1998
                   --------  --------------------------------  --------  --------------------------------  --------
                             Weighted Average Exercise Price             Weighted Average Exercise Price


                   Shares                                      Shares                                      Shares
Beginning Balance  243,750   $                           5.76  270,450   $                           7.70  377,700
Options granted     90,750                              11.83  139,500                              13.59  206,250
Options exercised  (36,312)                              5.46  (24,750)                              5.19  (80,720)
Options forfeited  (27,738)                              7.26   (7,500)                             11.83   (1,600)
                   --------  --------------------------------  --------  --------------------------------  --------
Ending Balance     270,450   $                           7.70  377,700   $                           9.96  501,630
                   ========  ================================  ========  ================================  ========
Exercisable        255,450   $                           7.80  377,700   $                           9.96  501,630
                   ========  ================================  ========  ================================  ========


                                               1998
                   --------------------------------
                   Weighted Average Exercise Price



Beginning Balance  $                           9.96
Options granted                               25.22
Options exercised                             9.149
Options forfeited                             22.63
                   --------------------------------
Ending Balance     $                          16.33
                   ================================
Exercisable        $                          16.33
                   ================================



The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for the option plans. No compensation cost has been recognized for the plans because the stock option price is equal to fair value at the grant date. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and basic and diluted net income per share for the years ended December 31, 1996, 1997 and 1998 would have decreased to the pro forma amounts indicated below:






                                      1996         1997         1998
                               -----------  -----------  -----------
Net income:
      As reported              $15,065,628  $20,005,786  $29,871,736
      Pro forma                 14,829,416   19,512,261   28,519,836
Basic net income per share:
      As reported                     1.65         2.05         2.63
      Pro forma                       1.62         2.00         2.51
Diluted net income per share:
      As reported                     1.63         2.02         2.57
      Pro forma                       1.60         1.97         2.46


The fair value of the option grants are estimated on the date of grant using an option pricing model with the following assumptions: no dividend yield, risk-free interest rates of 4.51% to 7.13%, volatility of 38 to 42 and expected lives ranging from five to ten years. The pro forma amounts are not representative of the effects on reported net income for future years.

In 1997, the Company adopted SFAS No. 128 and accordingly, the accompanying consolidated statements of income have been restated to reflect diluted as well as basic net income per share amounts. The following is a reconciliation of the weighted average common shares for the basic and diluted net income per share computations:



                         FOR  THE  YEAR  ENDED  DECEMBER  31,



                                       1996       1997        1998
                                  ---------  ---------  ----------
Weighted average common shares    9,149,993  9,758,678  11,341,645
Dilutive effect of stock options    111,206    168,804     266,299
                                  ---------  ---------  ----------
Weighted average common shares
   and incremental shares         9,261,199  9,927,482  11,607,944
                                  =========  =========  ==========


8.                    INCOME  TAXES


The  reconciliation  of  income taxes computed at the U.S. federal statutory tax rate to  income  tax  expense  for  the  years  ended December 31, 1996, 1997 and 1998 is:



                                                      1996          1997         1998
                                                -----------  -----------  -----------

Tax at U.S. statutory rate                      $8,634,057   $10,785,504  $17,362,105
State income taxes, net of federal tax benefit   1,233,437     2,607,843    2,372,173
Other, net                                        (264,387)          -0-          -0-
                                                -----------  -----------  -----------
                                                $9,603,107   $13,393,347  $19,734,278
                                                ===========  ===========  ===========





The following is a summary of the components of the provision for income taxes:



                            1996          1997          1998
                      -----------  ------------  ------------
Current tax expense:
   Federal            $8,014,453   $10,842,305   $16,218,343
   State               1,757,962     2,621,472     3,818,123
                      -----------  ------------  ------------
                       9,772,415    13,463,777    20,036,466
Deferred tax benefit    (169,308)      (70,430)     (302,188)
                      -----------  ------------  ------------
                      $9,603,107   $13,393,347   $19,734,278
                      ===========  ============  ============


Income  taxes  paid  were $7,570,000, $12,514,000 and $14,860,000 during 1996,
1997  and  1998,  respectively.

The net deferred tax liability of approximately $444,000 at December 31, 1998 consists primarily of temporary basis differences for tax and financial reporting resulting from acquisitions and warranty expense.

The deferred tax asset of approximately $396,000 at December 1997 results principally from temporary differences in the recognition of warranty expense for tax and financial reporting purposes.

9.                    RELATED  PARTY  TRANSACTIONS

Office and warehouse space at the Company's headquarters is leased from a related party. During 1996, 1997 and 1998 approximately $251,200, $292,800 and $294,600, respectively, in rental payments were made to related parties.

On September 30, 1998, the Company sold an 80.2% equity interest in its multifamily subsidiary to a related party for approximately $11,400,000 based on an independent appraisal of the multifamily assets held by the subsidiary. The gain on the sale of the equity interest was approximately $1.3 million.

10.                  LEASES

The Company leases office and warehouse space, vehicles and office equipment pursuant to operating lease agreements expiring from March 1999 to September 2000. Rent expense was approximately $479,100, $510,200 and $603,600 for 1996, 1997 and 1998, respectively. Annual minimum payments to be made to a related party incorporated in the amounts below range from $121,300 in 1999 to $5,160 in 2001.


Annual minimum operating lease payments due as of December 31, 1998 are as follows:



1999  $  743,504
2000     360,955
2001     174,365
2002      48,882
2003      18,000
      ----------
      $1,345,706
      ==========


11.                    EMPLOYEE  BENEFITS

The  Company's    defined  contribution savings plan covers substantially all employees of the Company. Participants are allowed to make nonforfeitable contributions up to limits established by the Internal Revenue Code. The plan also permits investments by employees in the Company's common shares. In 1996 and 1997 and 1998 the Company matched in cash 50% of the first 6% of compensation contributed by each participant, totaling $114,800 and $142,500 and $215,900 respectively. On December 31, 1996, 1997 and 1998, the Company declared a discretionary profit sharing contribution of approximately $340,000, $509,000 and $773,700 respectively, payable in the Company's common shares. These contributions were the maximum amount deductible by the Company under the rules set forth in section 404(a)(3) of the Internal Revenue Code.

12.            COMMITMENTS  AND  CONTINGENCIES

To assure the future availability of various developed lots, in the normal course of business, the Company has contracted to purchase developed lots. Total commitments for these purchases were approximately $83.4 million at December 31, 1998. The purchase of these lots is subject to various conditions imposed on both the sellers and the Company.

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



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.



                                   PART III

ITEM  10.    DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  COMPANY.

The information required by this Item is contained in the sections captioned "Election of Directors" and "Section 16(A) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 1999 (the "Proxy Statement"), and is incorporated herein by reference. Information with respect to Executive Officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Part I, Item 1 of this report.


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



Exhibit
Number   Description of Exhibit
3.1      Amended and restated Articles of Incorporation of Crossmann Communities,
         Inc.(Incorporated by reference to Exhibit 3.1 to Form S-1 Registration Statement
         No. 33-68396.)
3.2      Bylaws of Crossmann Communities, Inc. (Incorporated by reference to Exhibit 3.2 to Form S-1 Registration Statement No. 33-68396.)
4.1      Specimen Share Certificate for Common Shares. (Incorporated by reference to
         Exhibit 2.9 to Form S-1 Registration Statement No. 33-68396.)
10.1     1993 Outside Director Stock Option Plan. (Incorporated by reference to Exhibit
         10.2 to Form S-1 Registration Statement No. 33-68396.)
10.2     1993 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to
         Form S-1 Registration Statement No. 33-68396.)
10.3     Partnership Agreement of Mark Anthony Partnership, dated April 17, 1991.
         (Incorporated by reference to Exhibit 10.6 to Form S-1 Registration Statement
         No. 33-68396.)
10.4     Non-standardized Joinder Agreement for McCready and Keene, Inc. 401(k) Basic
         Regional Prototype Plan (with Revised Options) for Crossmann Communities,
         Inc. (Incorporated by reference to Exhibit 10.26 to Form 10-Q dated May 10, 1995.)
10.5     McCready and Keene, Inc. 401(k) Basic Regional Prototype Plan Basic Plan
         Document #03.  (Incorporated by reference to Exhibit 10.27 to Form 10-Q dated
         May 10, 1995.)
10.6     Trust Agreement for Crossmann Communities, Inc. 401(k) Profit Sharing Plan, by
         and between Crossmann Communities, Inc. and Richard H. Crosser, John
         Scheumann, and Jennifer Holihen, Trustees.  (Incorporated by reference to Exhibit
         10.28 to Form 10-Q dated May 10, 1995.)
10.7     Note Agreement dated as of December 19, 1995, $25,000,000 7.625% Senior
         Notes due December 19, 2004, by Crossmann Communities, Inc., et al.
         (Incorporated by reference to Exhibit 10.37 to Form 10-K dated March 20, 1996.)
10.8     7.625% Senior Note due December 19, 2004, issued to Combined Insurance
         Company of America by Crossmann Communities, Inc. et al.  (Incorporated by
         reference to Exhibit 10.38 to Form 10-K dated March 20, 1996.)
10.9     7.625% Senior Note due December 19, 2004, issued to The Minnesota Mutual
         Life Insurance Company by Crossmann Communities, Inc. et al.  (Incorporated
         by reference to Exhibit 10.39 to Form 10-K dated March 20, 1996.)
10.10    Amended and Restated Credit Agreement, dated December 22, 1995, by and between Crossmann Communities, Inc. and Bank One, Indianapolis, N.A.
         (Incorporated by reference to Exhibit 10.40 to Form 10-K dated March 20, 1996.)
10.11    Employee Stock Option Agreement, dated March 13, 1996 by and between
         Crossmann Communities, Inc. and Jennifer A. Holihen.  (Incorporated  by
         reference to Exhibit 10.47 to Form 10-K dated March 24, 1998.)
10.12    Employee Stock Option Agreement, dated February 18, 1997 by and   between
         (Crossmann Communities, Inc. and Jennifer A. Holihen.  (Incorporated by
         reference to Exhibit 10.48 to Form 10-K dated March 24, 1998.)
10.13    Asset Purchase Agreement, dated September 30, 1997 by and among Crossmann
         Communities, Inc., Crossmann Communities of Tennessee, LLC, Heartland
         Homes Holdings, LLC, Heartland Homes, Inc., and Heartland Homes Limited
         Partnership.  (Incorporated by reference to Exhibit 10.49 to Form 10-K dated
         March 24, 1998.)
10.14    Amended and Restated Operating Agreement for Trinity Homes, LLC dated
         October 17, 1997, by and among Crossmann Communities, Inc., Trinity Homes,
         Inc., and Pyramid Mortgage Co., Inc.  (Incorporated by reference to Exhibit 10.50 to Form 10-K dated March 24, 1998.)
10.15    Asset Purchase Agreement, dated May 5, 1998 by and among Crossmann
         Communities, Inc., Crossmann Communities of Tennessee, LLC, Paragon
         Properties, LLC, W.V. Richerson, Jr. and William R. Hyneman.  (Incorporated
         by reference to Exhibit 10.47 to Form 10-Q dated August 14, 1998.)
10.16    Employment contract dated May 5, 1998, by and among Crossmann Communities of Tennessee, LLC and W.V. Richerson, Jr.  (Incorporated by reference to Exhibit
         10.48 to Form 10-Q dated August 14, 1998.)
10.17    Agreement and Plan of Merger, dated May 29, 1998 by and among Crossmann
         Communities, Inc., Crossmann Communities of North Carolina, Inc., Pinehurst
         Builders, Inc. Buck Creek Development, Inc. CTS Communications, Inc. Beach
         Vacations, Inc. James T. Callihan, Ralph R. Teal, Jr., Jeffrey H. Skelley, and H.
         Gilford Edwards.  (Incorporated reference to Exhibit 10.49 to Form 10-Q dated
         August 14, 1998.)
10.18    Purchase agreement dated May 29,1998, by and between Crossmann Communities of North Carolina, Inc., True Blue Development, LLC, and James T. Callihan, Ralph
         R. Teal, Jr., Jeffrey H. Skelley, Charles D. Floyd and Ralph Jones.(Incorporated by
         reference to Exhibit 10.50 to Form 10-Q dated August 14, 1998.)
10.19    Agreement and Plan of Merger, dated May 29, 1998, by and among Crossmann
         Communities, Inc., Crossmann Communities of North Carolina, Inc., River Oaks
         Golf Development Corporation and James T. Callihan, Ralph R. Teal, Jr., Jeffrey
         H. Skelley, Charles D. Floyd and Ralph C. Jones.  (Incorporated by reference to
         Exhibit 10.51 to Form 10-Q dated August 14, 1998.)
10.20    Employment contract dated May 29, 1998, by and among Crossmann
         Communities of North Carolina, Inc., Crossmann Communities, Inc. and H.
         Gilford Edwards.  (Incorporated by reference to Exhibit 10.52 to Form 10-Q dated August 14, 1998.)
10.21    Employment contract dated May 29, 1998, by and among Crossmann
         Communities of North Carolina, Inc., Crossmann Communities, Inc. and James
         T. Callihan.  (Incorporated by reference to Exhibit 10.53 to Form 10-Q dated
         August 14, 1998.)
10.22    Employment contract dated May 29, 1998, by and among Crossmann
         Communities of North Carolina, Inc., Crossmann Communities, Inc. and Ralph
         R. Teal, Jr.  (Incorporated by reference to Exhibit 10.54 to Form 10-Q dated
         August 14, 1998.)
10.23    Employment contract dated May 29, 1998, by and among Crossmann
         Communities of North Carolina, Inc., Crossmann Communities, Inc. and Jeffrey
         H. Skelley.  (Incorporated by reference to Exhibit 10.55 to Form 10-Q dated
         August 14, 1998.)
10.24    Employee Stock Option Agreement, dated March 5, 1998 by and between
         Crossmann Communities, Inc. and Jennifer A. Holihen.
10.25    Director Stock Option Agreement, dated March 5, 1998 by and between
         Crossmann Communities, Inc. and James C. Shook.
10.26    Director Stock Option Agreement, dated March 5, 1998 by and between
         Crossmann Communities, Inc. and Larry S. Wechter.
19.1     Lease by and between Pinnacle Properties LLC ("Landlord") and Crossmann
         Communities, Inc. ("Tenant"), 9202 North Meridian Street, Suite 300,
         Indianapolis,  Indiana 46260, executed April 18, 1994.  (Incorporated by references as Exhibit 19.1 to Form 10-Q filed with the Securities and Exchange
         Commission August 12, 1994.)
21.1     Amended  subsidiaries of the registrant.
23.1     Consent of Deloitte & Touche LLP.
27.1     Financial Data Schedule for the year ended December 31, 1998.














                                  SIGNATURES



     Pursuant to the requirements of Section 12 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CROSSMANN  COMMUNITIES,  INC.


                              By  /s/  John  B.  Scheumann
                                  John  B.  Scheumann
                                  Chairman  and  Chief  Executive  Officer




Dated:  March  24,  1999



     Pursuant  to  the  requirements of the Securities Exchange Act of 1934, this report has  been  signed  below by the following persons on behalf of the registrant and in the capacities  on  the  dates  indicated.




SIGNATURE                TITLE                                            DATE
-----------------------  -----------------------------------------------  --------------
/S/ JOHN B. SCHEUMANN    CHAIRMAN OF THE BOARD OF DIRECTORS;              MARCH 24, 1999
-----------------------
JOHN B. SCHEUMANN        CHIEF EXECUTIVE OFFICER
/S/ RICHARD H. CROSSER   DIRECTOR; PRESIDENT AND CHIEF OPERATING OFFICER  MARCH 24, 1999
-----------------------
RICHARD H. CROSSER
/S/ JENNIFER A. HOLIHEN  DIRECTOR; CHIEF FINANCIAL OFFICER;               MARCH 24, 1999
-----------------------
JENNIFER A. HOLIHEN      TREASURER; SECRETARY
/S/ JAMES C. SHOOK       DIRECTOR                                         MARCH 24, 1999
-----------------------
JAMES C. SHOOK
/S/ LARRY S. WECHTER     DIRECTOR                                         MARCH 24, 1999
-----------------------
LARRY S. WECHTER







EXHIBIT  10.24

                         CROSSMANN COMMUNITIES,  INC.

                      EMPLOYEE STOCK OPTION AGREEMENT



     THIS AGREEMENT made this eighteenth (5th) day of March, 1998, by and between Crossmann Communities, Inc., an Indiana corporation (the "Company") and JENNIFER A. HOLIHEN (the "Optionee"), pursuant to the terms, conditions and limitations contained in the Employee Stock Option Plan, attached hereto and made a part hereof and as it may be amended from time to time hereafter (the "Plan");

     WHEREAS, the Board has determined that it is in the best interest of the Company and appropriate to the stated purposes of the Plan, that the Company grant to the Optionee an option to purchase shares of Common Stock of the Company pursuant to the terms and conditions of the Plan and this Agreement,

     NOW,  THEREFORE, the Company and the Optionee do hereby agree as follows:

     1. Grant of Option. The Company hereby grants to the Optionee the right and option to purchase, pursuant to the terms and conditions contained herein and in the Plan, all or any part of an aggregate of 4,000 shares of the Common Stock of the Company (the "Option").

     2. Option Price. The Option price hereunder is $25.00 per share (the "Option Price") which Option Price is equal to one hundred percent (100%) of the fair market value of the Common Stock on the date of grant of the Option (the "Grant Date") under this Agreement, as determined under the terms of the Plan.

     3. Exercise of Option. The Option shall be exercisable as of March 5, 1998, and shall continue to be exercisable subject to the provisions of
Section 4, 6 and 7, until the tenth anniversary of the Grant Date (the "Expiration Date").

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

     6. Non-Competitive, Non-Solicitation and Non-Disclosure. In consideration for the grant of the Option by the Company, the Optionee consents to the following restrictions on competition, solicitation, and disclosure of certain information (the "Covenants"). The Company and the Optionee agree that participation in the Plan bears a significant relationship to the Optionee's employment situation, and that the Covenants are ancillary to the stated purpose of the Plan, namely, providing key employees of the Company or of any subsidiary corporation of the Company with an opportunity to acquire or increase a proprietary interest in the Company, thereby (1) creating a stronger incentive to expend maximum effort for the growth and success of the Company and its subsidiaries and (2) encouraging such individuals to remain in the employ or service of the Company or one or more of its subsidiaries.

     The Optionee acknowledges that the Covenants, including the duration, scope, and territory thereof, are, under the circumstances, reasonable and necessary to safeguard the interests of the Company. In the event that these restrictions are found to be overly broad or unreasonable, the Optionee agrees that such restrictions shall be enforceable on such modified terms as may be deemed reasonable and enforceable by a court having competent jurisdiction.
     a. Non-Competition During the term of the Optionee's employment with the Company, and for a period of two (2) years following the termination of the Optionee's employment (irrespective of the timing, manner, cause, or other circumstances of such termination), the Optionee shall not, directly or indirectly, as an individual or as a director, officer, employee, partner, shareholder, consultant, manager, agent, or in any other capacity become associated with any individual, corporation, partnership or business that is engaged, directly or indirectly, in any business carried on or engaged in by the Company. The restrictions of this subparagraph (a) shall apply to the lesser of (1) each and all of the markets in which the Company is now operating or shall hereafter operate or (2) the maximum area declared by a court of competent jurisdiction to be reasonable and enforceable.

     b. Non-Solicitation. During the term of his or her employment with the Company and the two (2) year period immediately following the cessation of his or her employment with the Company, the Optionee shall not, directly or indirectly, as an individual or on behalf of another company or in any other capacity:

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

     c.      Non-Disclosure.   The Optionee recognizes that by reason of his
or her employment with the Company, he or she may acquire Confidential Information concerning the Company's operation, the use or disclosure of which could cause the Company and its affiliates or subsidiaries immeasurable and substantial loss and damages. Accordingly, the Optionee covenants and agrees with the Company that, except as necessary to perform his or her employment obligations to the Company, or with the prior written consent of the Company, he or she or she will not at any time directly or indirectly (i) disclose any Confidential Information that he or she may learn of by association with the Company, or (ii) use any Confidential Information other than in the performance of his or her employment for the Company. The term "Confidential Information" includes information not in the public record and not previously disclosed to the public or to the trade by the Company's management or Board with respect to the products, facilities and methods, trade secrets and other intellectual property, systems, procedures, manuals, reports, price lists, customer lists, financial information, business plans, prospects or opportunities of the Company or any of its subsidiaries or affiliates. The Optionee's obligations set forth in this Section 6(c) and the Company's remedies, whether legal or equitable, shall extend indefinitely.

     7. Remedies for Breach of Covenants. The Optionee recognizes that breach of any of the Covenants contained in Section 6 herein may cause irreparable injury to the Company, inadequately compensable in monetary damages. Accordingly, in addition to any other legal or equitable remedies that may be available to the Company, the Optionee agrees that the Company will be entitled to seek and obtain injunctive relief against the breach or threatened breach of any of the Optionee's obligations under the Covenants. The Company shall be entitled to recover from the Optionee its reasonable attorneys' fees and costs of any action to enforce the Covenants.


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


CROSSMANN  COMMUNITIES,  INC.:

By:  /s/  Richard  H.  Crosser
Richard  H.  Crosser


OPTIONEE:
 By:  /s/  Jennifer  A.  Holihen
Jennifer  A.  Holihen


Witness:  /s/  Judith  Swihart
          Signed


EXHIBIT  10.25

                         CROSSMANN COMMUNITIES,  INC.

                  OUTSIDE DIRECTOR STOCK OPTION AGREEMENT


     THIS AGREEMENT made this 5th day of March, 1998, by and between Crossmann Communities, Inc., an Indiana corporation (the "Company") and James C. Shook (the "Optionee"), pursuant to the terms, conditions and limitations contained in the Outside Director Stock Option Plan, as it may be amended from time to time hereafter (the "Plan") the terms of which are incorporated into and made a part of this Agreement;

     WHEREAS, the Board has determined that it is in the best interest of the Company and appropriate to the stated purposes of the Plan, that the Company grant to the Optionee an option to purchase shares of Common Stock of the Company pursuant to the terms and conditions of the Plan and this Agreement and on March 5, 1998, the Board granted such an option to the Optionee (the "Grant Date"),

     NOW,  THEREFORE, the Company and the Optionee do hereby agree as follows:

     1. Grant of Option. The Company hereby grants to the Optionee the right and option to purchase, pursuant to the terms and conditions contained herein and in the Plan, all or any part of an aggregate of one thousand
(1,000)  shares  of  the  Common  Stock  of  the  Company  (the  "Option").

     2. Option Price. The Option price hereunder is $25.00/per share (the "Option Price") which Option Price is equal to one hundred percent (100%) of the fair market value of the Common Stock on the Grant Date under this Agreement, as determined under the terms of the Plan.

     3. Exercise of Option. The Option shall be exercisable as of the Grant Date and shall continue to be exercisable subject to the provisions of
Section 4, 6 and 7, until the tenth anniversary of the Grant Date (the "Expiration Date").

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

     5.     Termination of Directorship.   In the event Optionee shall cease
to serve as an Outside Director of the Company, all options granted to the Optionee under this Agreement shall terminate immediately as to the unexercised portion thereof. In the event of the death of an Optionee while serving as an Outside Director of the Company, the Optionee's personal representative shall have the right subject to Section 3 of this Agreement and the Plan, to exercise any and all Options which could have been exercised on the date of death, at any time within twelve months from the date of death.

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

CROSSMANN  COMMUNITIES,  INC.:


By:/s/  Richard  H.  Crosser
Richard  H.  Crosser,  President


OPTIONEE:
By:  /s/  James  C.  Shook
James  C.  Shook


Witness:  /s/  Judith  Swihart





EXHIBIT  10.26



                         CROSSMANN COMMUNITIES,  INC.

                  OUTSIDE DIRECTOR STOCK OPTION AGREEMENT


     THIS AGREEMENT made this 5th day of March, 1998, by and between Crossmann Communities, Inc., an Indiana corporation (the "Company") and Larry S. Wechter (the "Optionee"), pursuant to the terms, conditions and limitations contained in the Outside Director Stock Option Plan, as it may be amended from time to time hereafter (the "Plan") the terms of which are incorporated into and made a part of this Agreement;

     WHEREAS, the Board has determined that it is in the best interest of the Company and appropriate to the stated purposes of the Plan, that the Company grant to the Optionee an option to purchase shares of Common Stock of the Company pursuant to the terms and conditions of the Plan and this Agreement and on March 5, 1998, the Board granted such an option to the Optionee (the "Grant Date"),

     NOW,  THEREFORE, the Company and the Optionee do hereby agree as follows:

     1. Grant of Option. The Company hereby grants to the Optionee the right and option to purchase, pursuant to the terms and conditions contained herein and in the Plan, all or any part of an aggregate of one thousand
(1,000)  shares  of  the  Common  Stock  of  the  Company  (the  "Option").

     2. Option Price. The Option price hereunder is $25.00/per share (the "Option Price") which Option Price is equal to one hundred percent (100%) of the fair market value of the Common Stock on the Grant Date under this Agreement, as determined under the terms of the Plan.

     3. Exercise of Option. The Option shall be exercisable as of the Grant Date and shall continue to be exercisable subject to the provisions of
Section 4, 6 and 7, until the tenth anniversary of the Grant Date (the "Expiration Date").

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

     5.     Termination of Directorship.   In the event Optionee shall cease
to serve as an Outside Director of the Company, all options granted to the Optionee under this Agreement shall terminate immediately as to the unexercised portion thereof. In the event of the death of an Optionee while serving as an Outside Director of the Company, the Optionee's personal representative shall have the right subject to Section 3 of this Agreement and the Plan, to exercise any and all Options which could have been exercised on the date of death, at any time within twelve months from the date of death.

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


CROSSMANN  COMMUNITIES,  INC.:
By:/s/  Richard  H.  Crosser
Richard  H.  Crosser,  President


OPTIONEE:
By:  /s/  Larry  S.  Wechter
Larry  S.  Wechter


Witness:  /s/  Judith  Swihart





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
14.    Beach  Vacations,  LLC
15.    Pinehusrt  Builders,  LLC




Exhibit  23.1



INDEPENDENT  AUDITORS'  CONSENT

We consent to the incorporation by reference in Registration Statement Nos. 33-94568, 333-2626, 333-4980 on Forms S-8 and Registration Statement Nos. 333-35509 and 333-63059 on Forms S-3 each of Crossmann Communities, Inc. of our report dated March 8, 1999, appearing in the Annual Report on Form 10-K of Crossmann Communities, Inc. for the year ended December 31, 1998.




DELOITTE  &  TOUCHE  LLP
Indianapolis,  Indiana
March  25,  1999