Form 10-Q
period 1999-03-31
CROSSMANN COMMUNITIES INC
filed 1999-05-14
CIK 911644

Securities and Exchange Commission
                            Washington D.C.  20549

                                  FORM 10-Q

[  X  ]    Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange  Act  of  1934  For  the  Period  Ended  March  31,  1999.

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




     There were 11,557,284  Common shares outstanding as of May 13, 1999.

                         CROSSMANN COMMUNITIES, INC.
                                  FORM 10-Q

                                    INDEX

Part  I.  Financial  Information.

     Item  1.          Financial  Statements.

Consolidated balance sheets as of March 31, 1999 (unaudited) and December 31, 1998.

Consolidated unaudited statements of income for the three months ended March 31, 1999 and 1998.

Consolidated unaudited statements of cash flows for the three months ended March 31, 1999 and 1998.

Notes to consolidated unaudited financial statements for the three months ended March 31, 1999 and 1998.

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

     Item  3.          Defaults  upon  Senior  Securities.

     Item  4.          Submission  of  Matters  to a Vote of Security Holders.

     Item  5.          Other  Information.

     Item  6.          Exhibits  and  Reports  on  Form  8-K.


Signatures.

                       PART I.  FINANCIAL INFORMATION.

ITEM  1.    FINANCIAL  STATEMENTS




                          CROSSMANN COMMUNITIES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS





                                            MARCH 31, 1999    DECEMBER 31, 1998
                                            ----------------  ------------------
                                                 (UNAUDITED)
                                            ----------------
ASSETS
  Cash and cash equivalents                 $      1,138,958  $       18,011,456
  Retainages                                       1,926,771           1,115,617
  Real estate inventories                        232,014,970         214,197,844
  Furniture and equipment, net                     3,991,899           3,964,369
  Investments in joint ventures                   18,385,801          17,720,878
  Goodwill, net                                   15,191,407          15,395,896
  Other assets                                    14,020,536          13,387,755
                                            ----------------  ------------------
Total assets                                $    286,670,342  $      283,793,815
                                            ================  ==================


LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable                          $     12,075,320  $       20,734,383
  Accrued expenses and other liabilities          10,127,346          11,555,789
  Notes payable                                  110,152,666         101,222,955
                                            ----------------  ------------------
Total liabilities                                132,355,332         133,513,127

Commitments and contingencies

Shareholders' equity:
  Common shares                                   65,154,710          65,154,710
  Retained earnings                               89,160,300          85,125,978
                                            ----------------  ------------------
Total shareholders' equity                       154,315,010         150,280,688
                                            ----------------  ------------------
Total liabilities and shareholders' equity  $    286,670,342  $      283,793,815
                                            ================  ==================

See  accompanying  notes.








                         CROSSMANN COMMUNITIES, INC.
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


     THREE  MONTHS  ENDED  MARCH  31,



                                             1999          1998
                                      ------------  ------------

Sales of residential real estate      $90,416,073   $56,323,242
Cost of residential real estate sold   72,316,290    44,527,551
                                      ------------  ------------
Gross profit                           18,099,783    11,795,691

Selling, general and
 administrative                        11,466,305     7,858,452
                                      ------------  ------------
Income from operations                  6,633,478     3,937,239

Other income, net                         566,266       518,712
Interest expense                         (475,600)     (216,117)
                                      ------------  ------------
                                           90,666       302,595
                                      ------------  ------------

Income before income taxes              6,724,144     4,239,834
Income taxes                            2,689,822     1,690,633
                                      ------------  ------------
Net income                            $ 4,034,322   $ 2,549,201
                                      ============  ============

Weighted average number of
 common shares outstanding:
  Basic                                11,543,781    11,118,066
                                      ============  ============
  Diluted                              11,773,206    11,348,131
                                      ============  ============
Net income per common share:
  Basic                               $       .35   $       .23
                                      ============  ============
 Diluted                              $       .34   $       .22
                                      ============  ============

See  accompanying  notes.






                                              CROSSMANN COMMUNITIES, INC.
                                                    AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                  THREE MONTHS ENDED SEPTEMBER 30,    THREE MONTHS ENDED SEPTEMBER 30,
                                                  ----------------------------------  ----------------------------------




                                                  ENDED MARCH 31,                     ENDED MARCH 31,
                                                  ----------------------------------  ----------------------------------
                                                                               1999                                1998
                                                  ----------------------------------  ----------------------------------
OPERATING ACTIVITIES:
------------------------------------------------
Net Income                                        $                       4,034,322   $                       2,549,201
------------------------------------------------  ----------------------------------  ----------------------------------
Adjustments to reconcile net income to net cash
------------------------------------------------
  flows from operating activities:
------------------------------------------------
    Depreciation                                                            226,861                             129,796
------------------------------------------------  ----------------------------------  ----------------------------------
    Amortization                                                            191,817                              57,506
------------------------------------------------  ----------------------------------  ----------------------------------
    Cash provided (used) by changes in:
------------------------------------------------
      Retainages                                                           (811,154)                           (540,076)
------------------------------------------------  ----------------------------------  ----------------------------------
      Real estate inventories                                           (17,817,126)                        (10,310,110)
------------------------------------------------  ----------------------------------  ----------------------------------
      Other assets                                                         (620,109)                           (377,611)
------------------------------------------------  ----------------------------------  ----------------------------------
      Accounts payable                                                   (8,659,063)                         (5,887,594)
------------------------------------------------  ----------------------------------  ----------------------------------
      Accrued expenses and other liabilities                             (1,428,443)                           (523,752)
------------------------------------------------  ----------------------------------  ----------------------------------
Net cash flows from operating activities                                (24,882,895)                        (14,902,640)
------------------------------------------------  ----------------------------------  ----------------------------------

INVESTING ACTIVITIES:
------------------------------------------------
Purchases of furniture and equipment                                       (254,391)                           (175,174)
------------------------------------------------  ----------------------------------  ----------------------------------
Investments in joint ventures                                              (664,923)                            (52,387)
------------------------------------------------  ----------------------------------  ----------------------------------
Net cash used by investing activities                                      (919,314)                           (227,561)
------------------------------------------------  ----------------------------------  ----------------------------------

FINANCING ACTIVITIES:
------------------------------------------------
Proceeds from bank borrowing                                             51,782,000                          41,855,000
------------------------------------------------  ----------------------------------  ----------------------------------
Principal payments on bank borrowing                                    (42,187,000)                        (29,300,000)
------------------------------------------------  ----------------------------------  ----------------------------------
Payments on notes and long-term debt                                       (665,289)                            (45,081)
------------------------------------------------  ----------------------------------  ----------------------------------
Proceeds from sale of common shares                                             -0-                             177,619
------------------------------------------------  ----------------------------------  ----------------------------------
Net cash provided by financing activities                                 8,929,711                          12,687,538
------------------------------------------------  ----------------------------------  ----------------------------------

Net decrease in cash and cash equivalents                               (16,872,498)                         (2,442,663)
------------------------------------------------  ----------------------------------  ----------------------------------
Cash and cash equivalents at beginning of period                         18,011,456                           5,526,138
------------------------------------------------  ----------------------------------  ----------------------------------
Cash and cash equivalents at end of period        $                       1,138,958   $                       3,083,475
------------------------------------------------  ----------------------------------  ----------------------------------


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

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998.

Results  of  Operation
Sales for the three months ended March 31, 1999 increased approximately $34.1 million, or 60.5%, over the same period in 1998. This increase reflects more homes closed, 773 homes in 1999 as compared to 479 in 1998. Management attributes the increase in closings in part to stronger operations in its established markets and in part to the contribution of closings from its newly acquired operations. Of the 294 additional closings, 167, or 57%, were from established operations; 127 or 43%, were from Myrtle Beach, Charlotte,
Nashville,  and  the  new  division  in  Memphis.   Selling prices were lower
$116,968 per home for the period in 1999 as compared to $117,585 in 1998 due to the mix of closings from various markets. The average selling price in Myrtle Beach is approximately $97,900, the lowest of Crossmann's markets. The Myrtle Beach operation was acquired in May of 1998 and contributed no closings in the first quarter of that year.
Gross profit increased approximately $6.3 million for the three months ended March 31, 1999, over the same period the year before. Gross profit as a percentage of sales decreased from 20.9 in 1998 to 20.0% in 1999. This change was due principally to higher capitalized field costs incurred to achieve volume in newer markets, and to costs associated with harsher winter conditions in some of the Company's markets compared to 1998.

Selling, general and administrative expenses increased $3.6 million during the three months ended March 31, 1999 compared to the same period in 1998, due in part to sale commissions on the higher sales and increased overhead related to the Company's new markets. Selling, general and administrative expenses decreased as a percentage of sales to 12.7% in 1999 from 14.0% in 1998.

Other income decreased $211,929 for the three months ended March 31, 1999 compared to the same period the year before principally because of higher interest expense. Trinity Homes LLC, ("Trinity") a homebuilding joint venture in Indianapolis contributed income to Crossmann of approximately $176,600.

Income  before    income  taxes  for  the  three months ended March 31, 1999 increased $2.5 million, from approximately $4.2 million in 1998 to more than $6.7 million in 1999, an increase of 58.6%. This increase is due principally to increased sales volume with stable selling, general and administrative expenses. Income before income taxes as a percentage of sales decreased to 7.4% of sales in 1999 compared to 7.5% in 1998.

Net income was approximately $1.5 million higher for the first quarter of 1999 than for the first quarter of 1998, an increase of 58.3%. As a percentage of sales, net income was constant at 4.5% of sales in 1998 and 1999.

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

Sales backlog at March 31, 1999 was 2,750 with an aggregate sales value of approximately $296.7 million, compared to 1,759 homes with an aggregate sales value of approximately $190.8 million at March 31, 1998, an increase of approximately 56.3%. This increase reflects a higher year-end backlog 1,744 at December 31, 1998 compared to 1,080 at December 31, 1997 and stronger sales in the first quarter of 1999 1,779 contracts written in the first quarter of 1999 compared to 1,158 in 1998, an increase of 53.6%. Half the increase in orders came from the Company's established markets; half came from Myrtle Beach, Charlotte, Nashville and the newly acquired division in Memphis.

Changes  in  Financial  Position
Income from operations and new borrowings on the line of credit were used primarily to finance real estate inventories, which increased approximately $17.8 million or 8.3% from their December 31, 1998 level. The expansion in inventory during the first quarter is a normal seasonal trend. Winter weather slows closings but does not prevent work on houses under construction from continuing; therefore, investment in inventory grows.

Retainages increased $811,154 in the first quarter, or 72.7%. This increase is also seasonal. Mortgage companies retain escrows for the completion of exterior landscape items. As weather permits, yards will be completed and retainages will be released to the Company during the second and third quarters of the year.

Notes payable increased approximately $8.9 million during the first quarter of 1999 as the line of credit was used to finance inventories.

Year  2000  System  Requirements
         Crossmann's management believes that the Company's core selling and construction operations are largely unautomated and would continue uninterrupted even in the event of Year 2000 problems. As for accounting and administration, the Company's software is largely not date-dependent. Dates are carried for informational purposes and are not generally used in computations.

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

Capital  Resources  and  Liquidity
To finance inventory expansion during the first quarter, the Company had drawn funds on its senior bank line of credit in the amount of $43,486,000 at March 31, 1999. On April 1, 1999, Crossmann amended its credit agreement with Bank One, Indiana, NA, to increase the line from $60 million to $80 million, to reduce its interest rate, to streamline its covenants, and to extend the maturity of the line to March 31, 2002. The Company also added four new participating banks to the credit facility, in reaction to the merger of Bank One and First Chicago/NBD, the previous participant in the line of credit.

The Company also has $16.7 million in senior notes, maturing in 2004 with interest payable quarterly at 7.625%, and$50.0 million in notes issued in June of 1998, payable over 10 years at 7.75%, payable quarterly. Annual principal reductions of $8,333,334 for the $50 million note issue begin June 11, 2003.

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


FUTURE  TRENDS

Crossmann's record high backlog of 2,750 sales at the end of March will require a very high level of production during the balance of the year. Currently some builders are experiencing nationwide shortages of insulation and drywall for new construction and delays in delivery. Crossmann is working to ensure adequate supply so that its construction schedules will not be interrupted; however, there can be no guarantee that Crossmann's vendors will have access to sufficient materials to keep pace with management's intended schedule. The Company may incur additional costs or experience delays during the balance of 1999.




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



a)  Exhibits



Exhibit
Number   Description of Exhibit
3.1      Amended and restated Articles of Incorporation of Crossmann Communities, Inc.
         (Incorporated by reference to Exhibit 3.1 to Form S-1 Registration Statement No.33-
                                                                                      68396.)
3.2      Bylaws of Crossmann Communities, Inc. (Incorporated by reference to Exhibit 3.2 to Form S-1 Registration Statement No. 33-68396.)
4.1      Specimen Share Certificate for Common Shares.  (Incorporated by reference to
         Exhibit 2.9 to Form S-1 Registration Statement No. 33-68396.)
10.10    1993 Outside Director Stock Option Plan.  (Incorporated by reference to Exhibit
         10.2 to Form S-1 Registration Statement No. 33-68396.)
10.11    1993 Employee Stock Option Plan.  (As amended as of May 22, 1996.)
10.12    Note Agreement dated as of December 19, 1995, $25,000,000 7.625% Senior Notes
         due December 9, 2004, by Crossmann Communities, Inc., et al. (Incorporated by
         reference to Exhibit 10.37 to From 10-K dated March 18, 1996.)
10.13    7.625% Senior Note due December 19, 2004, issued to Combined Insurance
         Company by Crossmann Communities, Inc., et al.  (Incorporated by reference to
         Exhibit 10.38 to Form 10-K dated March 18, 1996.)
10.14    7.625% Senior Note due December 19, 2004, issued to Minnesota Mutual Life
         Insurance company by Crossmann Communities, Inc., et al.  (Incorporated by
         reference to Exhibit 10.39 to Form 10-K dated March 18, 1996.)
10.15    Form of 7.75% Senior Note due June 11, 2008, issued to various insurance companies and Note Agreement dated as of June 11, 1998, $50,000,000 7.75%
         Senior Notes due June 11, 2008, by Crossmann Communities, Inc. et al.
         (Incorporated by reference to Exhibits 10.45 and 10.46 to Form 10-Q dated August
                                                                                   14, 1998.)
10.16    Credit Agreement, dated April 1, 1999 by and between Crossmann Communities,
         Inc. and Bank One, Indiana, NA, et. al.
19.1     Lease by and between Pinnacle Properties LLC ("Landlord") and Crossmann
         Communities, Inc. ("Tenant"), 9202 North Meridian Street, Suite 300, Indianapolis,
         Indiana 46260, executed April 18, 1994.  (Incorporated by reference to Exhibit 19.1 to Form 10-Q dated August 12, 1994.)
21.2     Amended subsidiaries of the registrant, dated March 28, 1996.  (Incorporated by reference to Exhibit 21.2 to Form 10-Q dated August 13, 1996.)
27.1     Financial Data Schedule for the quarter ended March 31, 1999.



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






CROSSMANN  COMMUNITIES,  INC.


/s/  Jennifer  A.  Holihen
Jennifer  A.  Holihen
Director,  Chief  Financial  Officer;
Treasurer;  Secretary;
(Principal  Financial  and  Accounting  Officer)





Dated:    May  13,  1999



EXHIBIT  10.16








                               CREDIT AGREEMENT

                                    AMONG

                         CROSSMANN COMMUNITIES, INC.

                                     AND

                            BANK ONE, INDIANA, NA
                                 (AS "AGENT")

                       AND THE LENDERS PARTIES THERETO


                                 DATED AS OF

                                APRIL 1, 1999














     TABLE  OF  CONTENTS


CREDIT  AGREEMENT          Page  1

Article  I.          DEFINITIONS          Page  1

Article  II.          THE  REVOLVING  LOAN          Page  15
2.1          The  Revolving  Loan          Page  15
          2.2          Required  Payments;  Termination          Page  15
          2.3          Ratable  Loans          Page  15
          2.4          Types  of  Advances          Page  16
          2.5       Unused Fee; Reductions in Aggregate Commitment     Page 16
          2.6          Minimum  Amount  of  Each  Advance          Page  16
          2.7          Optional  Principal  Payments          Page  16
          2.8          Method  of  Selecting  Types  and  Interest Periods for
                    New  Advances          Page  16
          2.9     Conversion and Continuation of Outstanding Advances     Page
17
          2.10          Changes  in  Interest  Rate,  etc.          Page  18
          2.11          Rates  Applicable  After  Default          Page  18
          2.12          Method  of  Payment          Page  18
          2.13       Note-less Agreement; Evidence of Indebtedness     Page 19
          2.14          Telephonic  Notices          Page  20
          2.15      Interest Payment Dates; Interest and Fee Basis     Page 20
          2.16          Notification  of Advances, Interest Rates, Prepayments
                    and  Commitment  Reduction          Page  20
          2.17          Lending  Installations          Page  20
          2.18          Non-Receipt  of  Funds  by  the  Agent         Page 21
          2.19          Extension  of  Facility  Termination  Date     Page 21
          2.20          The  Letter  of  Credit  Subfacility          Page  21
               2.20.1          Certain  Provisions  Relating  to  Bank  One
                         as  Issuing  Bank          Page  22
                    (a)          Administration          Page  22
                    (b)     Indemnification of Bank One by Lenders     Page 22
          2.21     Participation of Lenders in Letters of Credit Risk     Page
23
               2.21.1     Payment by Lenders of Account of Unreimbursed Draws
   Page  23
               2.21.2  Recision          Page  23
          2.22          Obligations  Absolute          Page  24
          2.23          Swing  Line  Loan          Page  24
          2.24          Borrowings  to  Repay  Swing  Line  Loan       Page 25
          2.25          Payments  of Principal/Several Obligations     Page 26
          2.26          Increase  of  Aggregate  Commitment          Page  26

                                      i

Article  III.          YIELD  PROTECTION;  TAXES          Page  27
3.1          Yield  Protection          Page  27
3.2          Changes  in  Capital  Adequacy  Regulations          Page  28
3.3          Availability  of  Types  of  Advances          Page  28
3.4          Funding  Indemnification          Page  28
3.5          Lenders  Statements;  Survival  of  Indemnity          Page  28
          3.6          Taxes          Page  29

     Article  IV.          CONDITIONS  PRECEDENT          Page  31
4.1          Initial  Advance          Page  31
4.2          Each  Advance          Page  39
          4.3          Documents  Required  for  the  Addition of an Entity as
                    a  Current  Subsidiary          Page  40

Article  V.          REPRESENTATIONS  AND  WARRANTIES          Page  41
5.1          Existence  and  Standing          Page  41
5.2          Authorization  and  Validity          Page  41
5.3          No  Conflict;  Government  Consent          Page  41
5.4          Financial  Statements          Page  42
          5.5          Material  Adverse  Change          Page  42
          5.6          Taxes          Page  42
          5.7          Litigation  and  Contingent  Obligations        Page 42
          5.8          Subsidiaries          Page  42
          5.9          ERISA          Page  43
          5.10          Accuracy  of  Information          Page  43
          5.11          Regulation  U          Page  43
          5.12          Material  Agreements          Page  43
          5.13          Compliance  with  Laws          Page  43
          5.14          Ownership  of  Properties          Page  43
          5.15          Plan  Assets;  Prohibited  Transactions        Page 43
          5.16          Environmental  Matters          Page  44
          5.17          Investment  Company  Act          Page  44
          5.18          Public  Utility  Holding  Company  Act         Page 44
          5.19          Year  2000          Page  44
          5.20          Subordinated  Indebtedness          Page  44
          5.21          Insurance          Page  44

Article  VI.          COVENANTS          Page  45
6.1          Financial  Reporting          Page  45
6.2          Use  of  Proceeds          Page  46
6.3          Conduct  of  Business          Page  46
6.4          Taxes          Page  47
6.5          Insurance          Page  47

                                      ii
6.6          Compliance  with  Laws          Page  47
6.7          Maintenance  of  Properties          Page  47
6.8          Inspection          Page  47
6.9          Restricted  Payments          Page  47
6.10          Debt          Page  48
6.11          Loans  or  Advances  and  Investments          Page  49
          6.12          Liens          Page  50
          6.13          Guaranties          Page  52
          6.14          Mergers,  Consolidations,  Sales,  Acquisition  or
                    Formation  of  Subsidiaries          Page  52
          6.15          Judgments          Page  52
          6.16          Year  2000          Page  53
          6.17          Affiliates          Page  53
          6.18          Financial  Covenants          Page  53
               6.18.1                Current  Ratio          Page  53
     6.18.2                Consolidated  Tangible  Net  Worth          Page 53
     6.18.3        Ratio  of  Total  Debt  to Total Capitalization     Page 53
     6.18.4                Fixed  Charge  Coverage  Ratio          Page  53
     6.18.5                Ratio  of  Consolidated  Land  to  Consolidated
                         Tangible  Net  Worth          Page  54
               6.18.6            Ratio of Total Debt to the Borrowing Base
Page  54
          6.19          Hazardous  Substances          Page  54

Article  VII.          DEFAULTS          Page  54

Article  VIII.          ACCELERATION,  WAIVERS,  AMENDMENTS  AND
                    REMEDIES          Page  56
8.1          Acceleration          Page  56
8.2          Amendments          Page  56
8.3          Preservation  of  Rights          Page  57

Article  IX.          GENERAL  PROVISIONS          Page  57
9.1          Survival  of  Representations          Page  58
9.2          Governmental  Regulation          Page  58
9.3          Headings          Page  58
9.4          Entire  Agreement          Page  58
9.5          Several  Obligations;  Benefits  of  this  Agreement      Page 58
9.6          Expenses;  Indemnification          Page  58
9.7          Numbers  of  Documents          Page  59
9.8          Accounting          Page  59
9.9          Severability  of  Provisions          Page  59
9.10          Non-liability  of  Lenders          Page  59


                                     iii
9.11          Confidentiality          Page  59
9.12          Non-reliance          Page  60

     Article  X.          THE  AGENT          Page  60
10.1          Appointment;  Nature  of  Relationship          Page  60
10.2          Powers          Page  60
10.3          General  Immunity          Page  61
10.4          No  Responsibility  for  Loans,  Recitals,  etc          Page 61
10.5          Action  on  Instructions  of  Lenders          Page  61
10.6          Employment  of  Agents  and  Counsel          Page  61
10.7          Reliance  on  Documents;  Counsel          Page  62
10.8          Agent's  Reimbursement  and  Indemnification          Page  62
10.9          Notice  of  Default          Page  62
10.10          Rights  as  a  Lender          Page  62
10.11          Lender  Credit  Decision          Page  63
10.12          Successor  Agent          Page  63
10.13          Agents'  Fee          Page  64
          10.14          Delegation  to  Affiliates          Page  64

Article  XI.          SETOFF;  RATABLE  PAYMENTS          Page  64
          11.1          Setoff          Page  64
11.2          Ratable  Payments          Page  64

Article  XII.          BENEFIT  OF  AGREEMENT;  ASSIGNMENTS;
                    PARTICIPATIONS          Page  64
     12.1          Successors  and  Assigns          Page  65
12.2          Participations          Page  65
               12.2.1          Permitted  Participants;  Effect        Page 65
     12.2.2          Voting  Rights          Page  65
     12.2.3          Benefit  of  Setoff          Page  66
12.3          Assignments          Page  66
               12.3.1          Permitted  Assignments          Page  66
     12.3.2          Effect;  Effective  Date          Page  66
12.4          Dissemination  of  Information          Page  67
12.5          Tax  Treatment          Page  67

Article  XIII.          NOTICES          Page  67
     13.1          Notices          Page  67
13.2          Change  of  Address          Page  67

Article  XIV.          COUNTERPARTS          Page  68



                                      iv

Article  XV.          CHOICE  OF  LAW;  CONSENT  TO  JURISDICTION
                    WAIVER  OF  JURY  TRIAL          Page  68
15.1          Choice  of  Law          Page  68
15.2          Consent  to  Jurisdiction          Page  68
15.3          Waiver  of  Jury  Trial          Page  68


Exhibit  "A"                    -                    Borrowing  Notice

Exhibit  "B"                    -                    Promissory  Note

Exhibit "C"          -          Application for Swing Line Loan and Compliance
Certificate

Exhibit  "D"                    -                    Swing  Loan  Note

Exhibit  "E"                    -                    Guaranty  Agreement

Exhibit  "F"                    -                    Compliance  Certificate

Exhibit  "G"                    -                    Current Subsidiary Letter

Exhibit  "H"                    -                    Assignment  Agreement

Schedule  5.7                    -                    Litigation

Schedule  5.8                    -                    Subsidiaries

Schedule  6.10          -                    Debt

Schedule  6.11          -                    Loans,  Advances,  Investments

Schedule  6.12          -                    Liens

Schedule  6.13          -                    Guaranties









                                      v
mskdoc\crossmann\restated\credit.4  -
                                   CREDIT AGREEMENT


     This Agreement, dated as of April 1, 1999, is among CROSSMANN COMMUNITIES, INC., an Indiana corporation (the "Borrower"), the Lenders and BANK ONE, INDIANA, NA, a national banking association, as Agent (the "Agent").


                             W I T N E S S E T H:


     WHEREAS, Bank One, Indiana, NA, formerly known as Bank One, Indianapolis, National Association, a national banking association with its principal office in Indianapolis, Indiana ("Prior Bank") and the Borrower entered into an Amended and Restated Credit Agreement dated December 21, 1995, as subsequently amended (collectively, the "Prior Agreement"). The Borrower and the Prior Bank now wish to enter into a new agreement providing for the direct participation of the Lenders from time to time parties hereto, and for the Prior Bank to act as the initial Agent.


     NOW, THEREFORE, the Prior Bank and the Borrower hereby amend and restate the Prior Agreement in its entirety as follows:


                                  ARTICLE I

                                DEFINITIONS

     As  used  in  this  Agreement:

     "Acquisition" means any transaction, or any series of related transactions, consummated on or after the date of this Agreement, by which the Borrower or any of its Subsidiaries (i) acquires any going business or all or substantially all of the assets of any firm, corporation or limited liability company, or division thereof, whether through purchase of assets, merger or otherwise or (ii) directly or indirectly acquires (in one transaction or as the most recent transaction in a series of transactions) at least a majority (in number of votes) of the securities of a corporation which have ordinary voting power for the election of directors (other than securities having such power only by reason of the happening of a contingency) or a majority (by percentage or voting power) of the outstanding ownership interests of a partnership or limited liability company.

     "Advance" means an advance of proceeds of the (i) Revolving Loan, (a) made by the Lenders on the same Borrowing Date, or (b) converted or continued by the Lenders, consisting, in either case, of the aggregate amount of the several Advances of the same Type and, in the case of Eurodollar Advances, for the same Interest Period, or (ii) Swing Line Loan made by Bank One pursuant to
Section  2.22.

     "Affiliate" of any Person means any other Person directly or indirectly controlling, controlled by or under common control with such Person. A Person shall be deemed to control another Person if the controlling Person owns 20% or more of any class of voting securities (or other ownership interests) of the controlled Person or possesses, directly or indirectly, the power to direct or cause the direction of the management or policies of the controlled Person, whether through ownership of stock, by contract or otherwise.

     "Agent" means Bank One, Indiana, NA in its capacity as contractual representative of the Lenders pursuant to Article X, and not in its individual capacity as a Lender, and any successor Agent appointed pursuant to Article X.

     "Aggregate Commitment" means the aggregate of the Commitments of all the Lenders, as reduced or reinstated from time to time pursuant to the terms hereof.

     "Agreement" means this Credit Agreement, as it may be amended or modified from time to time.

     "Agreement Accounting Principles" means generally accepted accounting principles as in effect from time to time, applied in a manner consistent with that used in preparing the financial statements referred to in Section 5.4.

     "Alternate Base Rate" means, for any day, a rate of interest per annum equal to the higher of (i) the Prime Rate for such day, or (ii) the sum of the Federal Funds Effective Rate for such day plus 1/2% per annum.

     "Applicable Spread" means that number of percentage points to be taken into account in determining the per annum rate at which interest will accrue on the Revolving Loan based on the Eurodollar Base Rate or Alternative Base Rate determined by reference of the ratio of the Borrower's Total Debt to its Total Capitalization in accordance with the following table:

                                                Applicable  Spread
Ratio of Total Debt to Total Capitalization         Alternate Base Rate
 Eurodollar  Base  Rate

     Less than .33:1.00                        -50 b.p.              +130 b.p.

      Equal  to  or  greater  than .33:1.00         -25 b.p.              +145
b.p.
        but  less  than  or  equal  to  .50:1.00

     Greater  than .50:1.00                      0 b.p.              +160 b.p.
     The Applicable Spread shall be determined on the basis of the financial statements of the Borrower for each fiscal quarter furnished to the Lenders pursuant to the requirements of Section 6.1(ii) with prospective effect for the following fiscal quarter. Interest will accrue and be payable in any fiscal quarter on the basis of Applicable Spread in effect during the preceding fiscal quarter until an adjustment is made under the terms of this provision. The Applicable Spread shall be adjusted on the first interest payment date which follows receipt by the Lenders of the financial statements upon which such adjustment is based. In the event that the Borrower fails to deliver the financial statements and compliance certificates required under
Section 6.1(ii) for any month which ends a fiscal quarter, then the Applicable Spread shall be the largest spread shown on the above table from the date such financial statements were required to be delivered until the first interest payment date which follows delivery to the Lenders of such financial statements. It is noted that the above table provides an Applicable Spread for a ratio of Total Debt to Total Capitalization greater than that which is permitted under the terms of Section 6.18.3 hereof. For the avoidance of doubt, it is agreed that it is the intent of the parties that the Lenders shall be free to exercise all remedies otherwise provided for in this Agreement in the event of a violation of the Borrower of the covenants stated in Section 6.18.3, notwithstanding the accrual of interest upon the Loan at a rate determined in accordance with this definition. As used herein, "b.p." means a basis point, which is one one-hundredth of one percent.

     "Application  for  Swing  Line Loan" is used as defined in Section  2.23.

     "Authorized Officer" means any of the Chief Executive Officer, the Chief Operating Officer, or the Chief Financial Officer of the Borrower, acting singly, or any other officer whose authority to perform acts to be performed only by an Authorized Officer under the terms of this Agreement as evidenced to the Agent by a certified copy of an appropriate resolution of the Board of Directors of the Borrower.

     "Bank One" means Bank One, Indiana, NA in its individual capacity and its successors.

     "Borrower" means Crossmann Communities, Inc., an Indiana corporation, and its successors and assigns.

     "Borrowing Base" means for the Borrower and the Current Subsidiaries, determined on a consolidated basis, an amount equal to the sum of: (i) one hundred percent (100%) of cash and Cash Equivalent Investments; (ii) eighty percent (80%) of the lesser of the net book value or current market value of inventory of speculative homes and model homes completed or under construction, and winter foundations, on land which the Borrower or a Current Subsidiary owns and with respect to which neither the Borrower nor a Current Subsidiary has a contract with a third party to build a house; (iii) ninety percent (90%) of the lesser of the net book value or current market value of inventory of residential housing completed or under construction on land which the Borrower or a Current Subsidiary owns and has a contract with a third party to build a house; (iv) sixty-five percent (65%) of the lesser of the net book value or current market value of Land Held for Future Development; (v) sixty-five percent (65%) of the lesser of the net book value or current market value of Land Under Development and Developed Lots; and (vi) ninety-five percent (95%) of receivables held in escrow; (provided that, notwithstanding the foregoing, in no event shall the sum of the amounts attributable to items
(iv)  and  (v) above exceed the sum of the amounts attributable to items (i) ,
(ii),  (iii),  and  (vi)).
     "Borrowing Base Certificate" means a certificate of the Borrower signed by an appropriate officer indicating the amount of the Borrowing Base as of a stated date and in such form and showing such detail as the Agent may reasonably require.

     "Borrowing Date" means a date on which an Advance is made hereunder, or a date on which a Letter of Credit is issued hereunder.

     "Borrowing  Notice"  is  defined  in  Section  2.8.

     "Business Day" means (i) with respect to any borrowing, payment or rate selection of Eurodollar Advances, a day (other than a Saturday or Sunday) on which banks generally are open in Indianapolis, Indiana , New York, and London, England for the conduct of substantially all of their commercial lending activities and on which dealings in United States dollars are carried on in the London interbank market, and (ii) for all other purposes, a day (other than a Saturday or Sunday) on which banks generally are open in Indianapolis, Indiana for the conduct of substantially all of their commercial lending activities.

     "Capital Expenditures" means, without duplication, any expenditures for any purchase or other acquisition of any asset which would be classified as a fixed or capital asset on a consolidated balance sheet of the Borrower and its Subsidiaries prepared in accordance with Agreement Accounting Principles excluding (i) the cost of assets acquired with Capitalized Lease Obligations,
(ii) expenditures of insurance proceeds to rebuild or replace any asset after a casualty loss and (iii) leasehold improvement expenditures for which the Borrower or a Subsidiary is reimbursed promptly by the lessor.

     "Capitalized Lease" of a Person means any lease of Property by such Person as lessee which would be capitalized on a balance sheet of such Person prepared in accordance with Agreement Accounting Principles.

     "Capitalized Lease Obligations" of a Person means the amount of the obligations of such Person under Capitalized Leases which would be shown as a liability on a balance sheet of such Person prepared in accordance with Agreement Accounting Principles.

     "Cash Equivalent Investments" means (i) short-term obligations of, or fully guaranteed by, the United States of America, (ii) commercial paper rated A-1 or better by S&P or P-1 or better by Moody's, (iii) demand deposit accounts maintained in the ordinary course of business, and (iv) certificates of deposit issued by and time deposits with commercial banks (whether domestic or foreign) having capital and surplus in excess of $100,000,000; provided in each case that the same provides for payment of both principal and interest (and not principal alone or interest alone) and is not subject to any contingency regarding the payment of principal or interest.

     "Code" means the Internal Revenue Code of 1986, as amended, reformed or otherwise modified from time to time.

     "Commitment" means, for each Lender, the obligation of such Lender to make Loans not exceeding the amount set forth opposite its signature below or as set forth in any Notice of Assignment relating to any assignment that has become effective pursuant to Section 12.3.2, as such amount may be modified from time to time pursuant to the terms hereof.

     "Consolidated Capital Expenditures" means, with reference to any period, the Capital Expenditures of the Borrower and its Subsidiaries calculated on a consolidated basis for such period.

     "Consolidated Current Assets" means, as of the date of the determination thereof, the sum of (i) cash and Cash Equivalents Investments, (ii) retainages, and (iii) real estate inventories of the Borrower and the Current Subsidiaries, and (iv) all other assets of the Borrower and the Current Subsidiaries which would, in accordance with Agreement Accounting Principles, be classified as current assets, all determined on a consolidated basis in accordance with Agreement Accounting Principles.

     "Consolidated Current Liabilities" means, as of the date of the determination thereof, all current liabilities of the Borrower and the Current Subsidiaries, determined on a consolidated basis in accordance with Agreement Accounting Principles, including, to the extent otherwise not included therein, the principal amount outstanding under the Revolving Loan, the Swing Line Loan, and the total amount of all Letters of Credit issued and outstanding.

     "Consolidated  EBITDA"  means  with reference to any period, Consolidated
Net Income plus, to the extent deducted from revenues in determining Consolidated Net Income, (i) Consolidated Interest Expense, (ii) expense for taxes paid or accrued, (iii) depreciation, (iv) amortization and (v) extraordinary losses incurred other than in the ordinary course of business, minus, to the extent included in Consolidated Net Income, extraordinary gains realized other than in the ordinary course of business, all calculated for the Borrower and its Subsidiaries on a consolidated basis.

     "Consolidated Interest Expense" means, with reference to any period, the interest expense of the Borrower and its Subsidiaries calculated on a consolidated basis for such period.

     "Consolidated Land" means, as of the date of the determination thereof, the sum of Land Under Development, Developed Lots, and Land Held for Future Development of the Borrower and the Current Subsidiaries determined on a consolidated basis in accordance with Agreement Accounting Principles.

     "Consolidated Net Income" means (i) for any fiscal year, the net income (or loss) of the Borrower and the Current Subsidiaries for such fiscal year as determined on a consolidated basis in accordance with Agreement Accounting Principles certified by the Borrower's independent public accountants and (ii) for any fiscal quarter (other than the last fiscal quarter in each fiscal year), the net income (or loss) of the Borrower and the Current Subsidiaries for such fiscal quarter as determined on a consolidated basis in accordance with Agreement Accounting Principles certified by an authorized financial officer of the Borrower, subject to changes resulting from year-end adjustments.

     "Consolidated Tangible Net Worth" means , as of the date of the determination the consolidated stockholders' equity of the Borrower and its Current Subsidiaries less any goodwill, patents, trademarks, trade secrets and any other assets which would be classified as intangible assets in accordance with Agreement Accounting Principles.

     "Contingent Obligation" of a Person means any agreement, undertaking or arrangement by which such Person assumes, guarantees, endorses, contingently agrees to purchase or provide funds for the payment of, or otherwise becomes or is contingently liable upon, the obligation or liability of any other Person, or agrees to maintain the net worth or working capital or other financial condition of any other Person, or otherwise assures any creditor of such other Person against loss, including, without limitation, any comfort letter, operating agreement, take-or-pay contract or the obligations of any such Person as general partner of a partnership with respect to the liabilities of the partnership.

     "Controlled Group" means all members of a controlled group of corporations or other business entities and all trades or businesses (whether or not incorporated) under common control which, together with the Borrower or any of its Subsidiaries, are treated as a single employer under Section 414 of the Code.

     "Conversion/Continuation  Notice"  is  defined  in  Section  2.9.

     "Crossmann Partnership" means Crossmann Communities Partnership, an Indiana general partnership.

     "Current Subsidiary" means Deluxe Homes, Inc., an Indiana corporation, Trimark Homes, Inc., an Indiana corporation, Trimark Development, Inc., an Indiana corporation, Deluxe Homes of Lafayette, Inc., an Indiana corporation, Crossmann Partnership, Merit Realty, Inc., an Indiana corporation, Crossmann Communities of Ohio, Inc. (formerly known as Deluxe Homes of Ohio, Inc.), an Ohio corporation, Crossmann Mortgage Corporation, an Indiana corporation, Deluxe Aviation, Inc., an Indiana corporation, Cutter Homes, Ltd., a Kentucky corporation, Crossmann Communities of Tennessee, LLC, a Tennessee limited liability company, Crossmann Investments, Inc., an Indiana corporation, Crossmann Communities of North Carolina, Inc., a North Carolina corporation, Pendleton Pike Associates, Inc., an Indiana corporation, Pinehurst Builders, LLC, a South Carolina limited liability company, Beach Vacations, LLC, a South Carolina limited liability company, Crossmann Management, Inc., an Indiana corporation, and each entity hereafter becoming a Current Subsidiary in accordance with the procedures set forth in Section 4.3 of this Agreement.

     "Developed Lots" shall mean as of the date of any determination thereof, land owned by the Borrower and its Current Subsidiaries which satisfies the requirements for the issuance of a building permit, but on which no construction has been commenced and in any event shall include, without duplication, all items recorded in the account "Developed Lots" on the Borrower's most recent consolidated financial statements.

     "Default"  means  an  event  described  in  Article  VII.

     "Environmental Laws" means any applicable laws (including duties imposed by common law), rules, regulations, orders, ordinances, judgments, and decrees of all governmental authorities relating to the environment, including but not limited to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA") (42 U.S.C. Sections 9601, et seq.), the Hazardous Materials Transportation Act, as amended (49 U.S.C.
Section 1801, et seq.), the Federal Water Pollution Control Act, as amended (33 U.S.C. Sections 1251, et seq.), the Clean Air Act, as amended (42 U.S.C. Sections 7401, et seq.), the Toxic Substances Control Act, as amended (15 U.S.C. Sections 2601, et seq.), the Clean Water Act, as amended (33 U.S.C. Sections 1241, et seq.), and similar state and local laws and any regulations issued in connection with the foregoing.

     "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time, and any rule or regulation issued thereunder.

     "Eurodollar Advance" means an Advance which, except as otherwise provided in Section 2.11, bears interest at the applicable Eurodollar Rate.

     "Eurodollar Base Rate" means, with respect to a Eurodollar Advance for the relevant Interest Period, the applicable London interbank offered rate for deposits in U.S. dollars appearing on Dow Jones Markets (Telerate) Page 3750 as of 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period, and having a maturity equal to such Interest Period, provided that, if Dow Jones Markets (Telerate) Page 3750 is not available for any reason, the applicable Eurodollar Base Rate for the relevant Interest Period shall instead be the applicable London interbank offered rate for deposits in U.S. dollars appearing on Reuters Screen FRBD as of 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period, and having a maturity equal to such Interest Period.

     "Eurodollar  Loan"  means  a  Loan which, except as otherwise provided in
Section  2.11,  bears  interest  at  the  applicable  Eurodollar  Rate.

     "Eurodollar Rate" means, with respect to a Eurodollar Advance for the relevant Interest Period, the sum of (i) the quotient of (a) the Eurodollar Base Rate applicable to such Interest Period, divided by (b) one minus the Reserve Requirement (expressed as a decimal) applicable to such Interest Period, plus (ii) the Applicable Spread. The Eurodollar Rate shall be rounded to the next higher multiple of 1/16 of 1% if the rate is not such a multiple.

     "Excluded Taxes" means, in the case of each Lender or applicable Lending Installation and the Agent, taxes imposed on its overall net income, franchise taxes, and similar taxes (including alternative taxes and gross receipts taxes) imposed on it, by (i) the jurisdiction under the laws of which such Lender or the Agent is incorporated or organized or (ii) the jurisdiction in which the Agent's or such Lender's principal executive office or such Lender's applicable Lending Installation is located.

     "Extension  Date"  is  defined  in  Section  2.19.

     "Extension  Request"  is  defined  in  Section  2.19.

     "Facility Termination Date" means March 31, 2002, or any earlier date on which the Aggregate Commitment is reduced to zero or otherwise terminated pursuant to the terms hereof.

     "Federal Funds Effective Rate" means, for any day, an interest rate per annum equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published for such day (or, if such day is not a Business Day, for the immediately preceding Business Day) by the Federal Reserve Bank of New York, or, if such rate is not so published for any day which is a Business Day, the average of the quotations at approximately 10:00 a.m. (Chicago time) on such day on such transactions received by the Agent from three Federal funds brokers of recognized standing selected by the Agent in its sole discretion.

     "Fixed Charges" means, for any period, the sum of (i) Consolidated Interest Expense, (ii) any interest capitalized during such period, and (iii) rent expense of the Borrower and the Current Subsidiaries determined on a consolidated basis in accordance with Agreement Accounting Principles.

     "Floating Rate" means, for any day, a rate per annum equal to (i) the Alternate Base Rate for such day plus (ii) the Applicable Spread, in each case changing when and as the Alternate Base Rate changes.

     "Floating Rate Advance" means an Advance which, except as otherwise provided in Section 2.11, bears interest at the Floating Rate.

     "Floating  Rate Loan" means a Loan which, except as otherwise provided in
Section  2.11,  bears  interest  at  the  Floating  Rate.

     "Guarantor" means each Current Subsidiary, and its successors and assigns.

     "Guaranty" means each of the Guaranty Agreements dated as of even date herewith, executed by the respective Guarantor in favor of the Agent, for the ratable benefit of the Lenders, as each may be amended or modified and in effect from time to time, and in the plural means all of such Guaranty Agreements.

     "Hazardous Substance" means any hazardous or toxic substance regulated by any Environmental Laws, or by any federal, state, or local governmental agencies having jurisdiction over the control of any such substance including but not limited to the United States Environmental Protection Agency.

     "Indebtedness" of a Person means such Person's (i) obligations for borrowed money, (ii) obligations representing the deferred purchase price of Property or services (other than accounts payable arising in the ordinary course of such Person's business payable on terms customary in the trade),
(iii) obligations, whether or not assumed, secured by Liens or payable out of the proceeds or production from Property now or hereafter owned or acquired by such Person, (iv) obligations which are evidenced by notes, acceptances, or other instruments, (v) obligations of such Person to purchase securities or other Property arising out of or in connection with the sale of the same or substantially similar securities or Property, (vi) Capitalized Lease Obligations and (vii) reimbursement and all other obligations in connection with letters of credit including the Letters of Credit, (viii) all guaranties of such Person of the indebtedness of any other person, and (ix) any other obligation for borrowed money or other financial accommodation which in accordance with Agreement Accounting Principles would be shown as a liability on the consolidated balance sheet of such Person.

     "Interest Period" means, with respect to a Eurodollar Advance, a period of one, two, three or six months commencing on a Business Day selected by the Borrower pursuant to this Agreement. Such Interest Period shall end on the day which corresponds numerically to such date one, two, three or six months thereafter, provided, however, that if there is no such numerically corresponding day in such next, second, third or sixth succeeding month, such Interest Period shall end on the last Business Day of such next, second, third or sixth succeeding month. If an Interest Period would otherwise end on a day which is not a Business Day, such Interest Period shall end on the next succeeding Business Day, provided, however, that if said next succeeding Business Day falls in a new calendar month, such Interest Period shall end on the immediately preceding Business Day.

     "Investment" of a Person means any loan, advance (other than commission, travel and similar advances to officers and employees made in the ordinary course of business), extension of credit (other than accounts receivable arising in the ordinary course of business on terms customary in the trade) or contribution of capital by such Person; stocks, bonds, mutual funds, partnership interests, notes, debentures or other securities owned by such Person; any deposit accounts and certificate of deposit owned by such Person; and structured notes, derivative financial instruments and other similar
instruments  or  contracts  owned  by    such  Person.

     "Land Held for Future Development" shall mean, as of the date of any determination thereof, land owned by the Borrower and the Current Subsidiaries and with respect to which the Borrower or a Current Subsidiary has not entered into any contract for the construction of sewers, streets, water or utilities, and, in any event, shall include, without duplication, all items recorded in the account "Land Held for Future Development" on the Borrower's most recent consolidated financial statements.

     "Land Under Development" shall mean, as of the date of any determination thereof, land owned by the Borrower and the Current Subsidiaries and with respect to which the Borrower or a Current Subsidiary has entered into a contract for the construction of sewers, streets, water or utilities, and, in any event, shall include without duplication, all items recorded in the account "Land Under Development" on the Borrower's most recent consolidated financial statements.

     "Lenders" means the lending institutions listed on the signature pages of this Agreement and their respective successors and assigns.

     "Lending Installation" means, with respect to a Lender or the Agent, the office, branch, subsidiary or affiliate of such Lender or the Agent listed on the signature pages hereof or otherwise selected by such Lender or the Agent pursuant to Section 2.17.

     "Letter  of  Credit"  is  used  as  defined  in  Section  2.20.

     "Lien" means any lien (statutory or other), security interest, mortgage, pledge, hypothecation, assignment, deposit arrangement, encumbrance or preference, priority or other security agreement or preferential arrangement of any kind or nature whatsoever (including, without limitation, the interest of a vendor or lessor under any conditional sale, Capitalized Lease or other title retention agreement).

     "Loan" means, with respect to a Lender, such Lender's loan of the proceeds of the Revolving Loan made pursuant to Article II, and any conversion or continuation thereof.

     "Loan  Documents"  means  this  Agreement,  the  Notes issued pursuant to
Section 2.13, the Guaranties, all Reimbursement Agreements, the Swing Line Note, and any other instrument or document which evidences or secures the Revolving Loan or which expresses an agreement as to terms applicable to the Revolving Loan.

     "Material Adverse Effect" means a material adverse effect on (i) the business, Property, condition (financial or otherwise), or results of operations of the Borrower and its Subsidiaries taken as a whole, (ii) the ability of the Borrower to perform its obligations under the Loan Documents, or (iii) the validity or enforceability of any of the Loan Documents or the rights or remedies of the Agent or the Lenders thereunder.

     "Moody's"  means  Moody's  Investors  Service,  Inc.

     "Multi-Employer Plan" means a Plan maintained pursuant to a collective bargaining agreement or any other arrangement to which the Borrower or any member of the Controlled Group is a party to which more than one employer is obligated to make contributions.

     "Note" means any promissory note issued at the request of a Lender pursuant to Section 2.13 in the form of Exhibit "B."

     "Notice  of  Assignment"  is  defined  in  Section  12.3.2.
     "Obligations" means all unpaid principal of and accrued and unpaid interest on the Revolving Loan, all accrued and unpaid fees and all expenses, reimbursements, indemnities and other obligations of the Borrower to the Lenders or to any Lender, to Bank One with respect to the Letters of Credit and the Swing Line Loan, the Agent or any indemnified party arising under the Loan Documents.

     "Operating Lease" of a Person means any lease of Property (other than a Capitalized Lease) by such Person as lessee which has an original term (including any required renewals and any renewals effective at the option of the lessor) of one year or more.

     "Operating Lease Obligations" means, as at any date of determination, the amount obtained by aggregating the present values, determined in the case of each particular Operating Lease by applying a discount rate (which discount rate shall equal the discount rate which would be applied under Agreement Accounting Principles if such Operating Lease were a Capitalized Lease) from the date on which each fixed lease payment is due under such Operating Lease to such date of determination, of all fixed lease payments due under all Operating Leases of the Borrower and its Subsidiaries.

     "Other  Taxes"  is  defined  in  Section    3.6(ii).

     "Participants"  is  defined  in  Section  12.2.1.

     "Payment  Date"  means  the  last  Business  Day  of each calendar month.

     "PBGC" means the Pension Benefit Guaranty Corporation, or any successor thereto.

     "Person" means any natural person, corporation, firm, joint venture, partnership, limited liability company, association, enterprise, trust or other entity or organization, or any government or political subdivision or any agency, department or instrumentality thereof.

     "Plan" means an employee pension benefit plan which is covered by Title IV of ERISA or subject to the minimum funding standards under Section 412 of the Code as to which the Borrower or any member of the Controlled Group may have any liability.

     "Prime Rate" means a variable per annum interest rate equal at all times to the rate of interest established and quoted by Bank One as its Prime Rate, such rate to change contemporaneously with each change in such established and quoted rate; provided, that it is understood that the Prime Rate shall not necessarily be representative of the rate of interest actually charged by Bank One on any loan or class of loans.

     "Property" of a Person means any and all property, whether real, personal, tangible, intangible, or mixed, of such Person, or other assets owned, leased or operated by such Person.

     "Purchasers"  is  defined  in  Section  12.3.1.
     "Regulation D" means Regulation D of the Board of Governors of the Federal Reserve System as from time to time in effect and any successor thereto or other regulation or official interpretation of said Board of Governors relating to reserve requirements applicable to member banks of the Federal Reserve System.

     "Regulation U" means Regulation U of the Board of Governors of the Federal Reserve System as from time to time in effect and any successor or other regulation or official interpretation of said Board of Governors relating to the extension of credit by banks for the purpose of purchasing or carrying margin stocks applicable to member banks of the Federal Reserve System.

     "Reimbursement  Agreement"  is  used  as  defined  in  Section  2.20.

     "Rentals" of a Person means the aggregate fixed amounts payable by such Person under any Operating Lease.

     "Reportable Event" means a reportable event as defined in Section 4043 of ERISA and the regulations issued under such section, with respect to a Plan, excluding, however, such events as to which the PBGC has by regulation waived the requirement of Section 4043(a) of ERISA that it be notified within 30 days of the occurrence of such event, provided, however, that a failure to meet the minimum funding standard of Section 412 of the Code and of Section 302 of ERISA shall be a Reportable Event regardless of the issuance of any such waiver of the notice requirement in accordance with either Section 4043(a) of ERISA or Section 412(d) of the Code.

     "Required Lenders" means Lenders in the aggregate having at least sixty-six and two-thirds percent (66-2/3%) of the Aggregate Commitment or, if the Aggregate Commitment has been terminated, Lenders in the aggregate holding at least sixty-six and two-thirds percent (66-2/3%) of the aggregate unpaid principal amount of the outstanding Advances. For purposes hereof, the outstanding principal balance of the Swing Line Loan at the time of the determination of the Required Lenders shall be deemed allocated to the Lenders ratably in accordance with the relation that each Lender's Commitment bears to the Aggregate Commitment.

     "Reserve Requirement" means, with respect to an Interest Period, the maximum aggregate reserve requirement (including all basic, supplemental, marginal and other reserves) which is imposed under Regulation D on Eurocurrency liabilities.

     "Revolving  Loan"  is  used  as  defined  in  Section  2.1.

     "S&P" means Standard and Poor's Ratings Services, a division of The McGraw Hill Companies, Inc.

     "Sale and Leaseback Transaction" means any sale or other transfer of Property by any Person with the intent to lease such Property as lessee.

     "Schedule" refers to a specific schedule to this Agreement, unless another document is specifically referenced.

     "Senior Notes" means the Senior Notes in the original principal amount of $25,000,000.00 issued pursuant to a Note Agreement dated as of December 19, 1995, and the $50,000,000.00 7.75% Senior Notes issued in 1998 and due on June 11, 2008.

     "Single Employer Plan" means a Plan maintained by the Borrower or any member of the Controlled Group for employees of the Borrower or any member of the Controlled Group.

     "Subordinated Indebtedness" of a Person means any Indebtedness of such Person the payment of which is subordinated to payment of the Obligations to the written satisfaction of the Required Lenders.

     "Subsidiary" of a Person means (i) any corporation more than 50% of the outstanding securities having ordinary voting power of which shall at the time be owned or controlled, directly or indirectly, by such Person or by one or more of its Subsidiaries or by such Person and one or more of its Subsidiaries, or (ii) any partnership, limited liability company, association, joint venture or similar business organization more than 50% of the ownership interests having ordinary voting power of which shall at the time be so owned or controlled. Unless otherwise expressly provided, all references herein to a "Subsidiary" shall include a Current Subsidiary of the Borrower.

     "Substantial Portion" means, with respect to the Property of the Borrower and its Subsidiaries, Property which (i) represents more than 10% of the consolidated assets of the Borrower and its Subsidiaries as would be shown in the consolidated financial statements of the Borrower and its Subsidiaries as at the beginning of the twelve-month period ending with the month in which such determination is made, or (ii) is responsible for more than 10% of the consolidated net sales or of the consolidated net income of the Borrower and its Subsidiaries as reflected in the financial statements referred to in clause (i) above.

     "Swing  Line  Commitment"  is  defined  in  Section    2.23.

     "Swing  Line  Loan"  is  defined  in  Section    2.23.

     "Swing  Line  Note"  is  defined  in  Section    2.23.

     "Taxes" means any and all present or future taxes, duties, levies, imposts, deductions, charges or withholdings, and any and all liabilities with respect to the foregoing, but excluding Excluded Taxes.

     "Total Assets" means, as of the date of the determination thereof, all assets of the Borrower and the Current Subsidiaries less depreciation, amortization and other properly deductible valuation reserves determined on a consolidated basis in accordance with Agreement Accounting Principles.

     "Total Capitalization" means at any time the sum of Total Debt and Consolidated Tangible Net Worth, each calculated at such time.

     "Total Debt" means at any time the Indebtedness of the Borrower and its Current Subsidiaries calculated on a consolidated basis as of such time.

     "Transferee"  is  defined  in  Section  12.4.

     "Type" means, with respect to any Advance, its nature as a Floating Rate Advance or a Eurodollar Advance.

     "Unfunded Liabilities" means the amount (if any) by which the present value of all vested and unvested accrued benefits under all Single Employer Plans exceeds the fair market value of all such Plan assets allocable to such benefits, all determined as of the then most recent valuation date for such Plans using PBGC actuarial assumptions for single employer plan terminations.

     "Unmatured Default" means an event which but for the lapse of time or the giving of notice, or both, would constitute a Default.

     "Year 2000 Issues" means anticipated costs, problems and uncertainties associated with the inability of certain computer applications to effectively handle data including dates on and after January 1, 2000, as such inability affects the business, operations and financial condition of the Borrower and its Subsidiaries and of the Borrower's and its Subsidiaries' material customers, suppliers and vendors.

     The foregoing definitions shall be equally applicable to both the singular and plural forms of the defined terms.


                                  ARTICLE II

                             THE REVOLVING LOAN

     2.1. The Revolving Loan. From and including the date of this Agreement and prior to the Facility Termination Date, each Lender severally agrees, on the terms and conditions set forth in this Agreement, to make Loans to the Borrower from time to time in amounts not to exceed in the aggregate at any one time outstanding the amount of its Commitment (all such loans hereinafter collectively referred to as the "Revolving Loan"); provided, that in no event shall the sum of the aggregate outstanding principal amount of the Revolving Loan plus the aggregate available amount of all issued and outstanding Letters of Credit and the aggregate outstanding principal amount of the Swing Line Loan exceed the Aggregate Commitment, and in no event shall Total Debt exceed the Borrowing Base. Subject to the terms of this Agreement, the Borrower may borrow, repay and reborrow at any time prior to the Facility Termination Date. The Commitments to lend hereunder shall expire on the Facility Termination Date, provided, that the aggregate outstanding principal amount of the Revolving Loan does not at any time exceed the maximum amount permitted under Sections 2.1 and 2.2, and provided that all conditions to lending stated in Section 4.2 of this Agreement have been fulfilled at the time of each Advance. Proceeds of the Revolving Loan shall be used only for general working capital purposes.

     2.2.       Required Payments; Termination.     Any outstanding Advances
and all other unpaid Obligations shall be paid in full by the Borrower on the Facility Termination Date. At any time that the Total Debt of the Borrower and its Subsidiaries exceeds the Borrowing Base as determined on the basis of the most recent Borrowing Base Certificate furnished by the Borrower or as determined by the Agent or the Lenders upon an inspection of the books and records of the Borrower, the Borrower shall immediately repay that portion of the Total Debt which is in excess of the Borrowing Base. Such repayment shall be due without demand and in any event not later than thirty (30) days from either the effective date of the Borrowing Base Certificate or the date of an audit completed by the Bank on which such determination is based, as applicable. Any such repayment of principal of the Revolving Loan will be applied first to Advances which accrue interest at the Alternate Base Rate and next to Advances which accrue interest at the Eurodollar Rate or Rates.

     2.3. Ratable Loans. Each Advance hereunder shall consist of Loans made from the several Lenders ratably in proportion to the ratio that their respective Commitments bear to the Aggregate Commitment.

     2.4. Types of Advances. The Advances may be Floating Rate Advances or Eurodollar Advances, or a combination thereof, selected by the Borrower in accordance with Sections 2.8 and 2.9.

     2.5. Unused Fee; Reductions in Aggregate Commitment. The Borrower agrees to pay to the Agent for the account of each Lender an unused fee of one-fifth percent (1/5%) per annum on the daily unused portion of such
Lender's Commitment from the date hereof to and including the Facility Termination Date, payable on the last Business Day of each calendar quarter hereafter and on the Facility Termination Date. The Borrower may permanently reduce the Aggregate Commitment in whole, or in part ratably among the Lenders in a minimum amount of $5,000,000.00 and in integral multiples of $1,000,000.00 in excess thereof, upon at not less than three (3) Business Days' prior written notice to the Agent, which notice shall specify the amount of any such reduction; provided, however, that the amount of the Aggregate Commitment may not be reduced below the aggregate principal amount of the outstanding Advances. The Borrower may elect to reinstate the amount of the Aggregate Commitment previously reduced pursuant to this Section 2.5 upon payment of one-fifth percent (1/5%) of the reinstated amount of the Aggregate Commitment and at least three (3) Business Days' written notice to the Agent, which notice shall specify the amount of any such reinstatement; provided, however, that such reinstated amount may not exceed the amount of any prior reduction in the Aggregate Commitment, and, provided further, that no reinstatement shall occur at the time any Default or Unmatured Default has occurred and is continuing. All accrued unused fees shall be payable on the effective date of any reduction in the Aggregate Commitment made pursuant hereto. The unused fee shall be calculated on a 365 day basis and for actual days elapsed.

     2.6. Minimum Amount of Each Advance. Each Eurodollar Advance shall be in the minimum amount of $1,000,000.00 and in multiples of $100,000.00 if in excess thereof, and each Floating Rate Advance shall be in the minimum amount of $50,000.00 and in multiples of $10,000.00 if in excess thereof; provided, however, that any Floating Rate Advance may be in the amount of the unused Aggregate Commitment.

     2.7. Optional Principal Payments. From time to time the Borrower may pay, without penalty or premium, all outstanding Floating Rate Advances, or any portion of the outstanding Floating Rate Advances in a minimum amount of $10,000.00. From time to time the Borrower may pay, subject to the payment of any funding indemnification amounts required by Section 3.4 but without penalty or premium, all outstanding Eurodollar Advances, or any portion of the outstanding Eurodollar Advances in a minimum amount of $1,000,000.00, upon three (3) Business Days' prior notice to the Agent.

     2.8.          Method  of  Selecting  Types  and Interest Periods for New
Advances.   The Borrower shall select the Type of Advance and, in the case of each Eurodollar Advance, the Interest Period applicable thereto from time to time. The Borrower shall give the Agent irrevocable notice in the form of
Exhibit "A" attached hereto (a "Borrowing Notice"), unless otherwise given as provided in Section 2.14 hereof, not later than 10:00 a.m. (Indianapolis, Indiana time) on the Borrowing Date, which shall be a Business Day of each Floating Rate Advance, and not later than 10:00 a.m. (Indianapolis, Indiana time) three (3) Business Days before the Borrowing Date for each Eurodollar Advance, specifying:

     (i)         the Borrowing Date of such Advance, which shall be a Business
Day,

     (ii)          the  aggregate  amount  of  such  Advance,

     (iii) the Type of Advance selected; provided that the Borrower may have no more than five (5) Eurodollar Advances outstanding at any one time, and

     (iv) in the case of each Eurodollar Advance, the Interest Period applicable thereto.

 The Agent shall notify each Lender promptly upon receipt of a Borrowing Notice, and in no event later than 12:00 noon (Indianapolis, Indiana time) on the Borrowing Date in the case of a Floating Rate Advance and no later than 12:00 noon Indianapolis, Indiana time at least two (2) Business Days prior to the Borrowing Date, in the case of a Eurodollar Advance of each such Lender's amount of its Loan or Loans requested to be borrowed by the Borrower on such day, together with the Type of Advance selected by the Borrower, and in the case of each Eurodollar Advance, the Interest Period applicable thereto. Not later than 2:00 p.m. (Indianapolis, Indiana time) on each Borrowing Date, each Lender shall make available its Loan or Loans in immediately available funds in Indianapolis, Indiana to the Agent at its address specified pursuant to
Article XIII. The Agent will make the funds so received from the Lenders available to the Borrower at the Agent's aforesaid address.

     2.9. Conversion and Continuation of Outstanding Advances. Floating Rate Advances shall continue as Floating Rate Advances unless and until such Floating Rate Advances are converted into Eurodollar Advances pursuant to this
Section 2.9 or are repaid in accordance with Section 2.7. Each Eurodollar Advance shall continue as a Eurodollar Advance until the end of the then applicable Interest Period therefor, at which time such Eurodollar Advance shall be automatically converted into a Floating Rate Advance unless (x) such Eurodollar Advance is or was repaid in accordance with Section 2.7 or (y) the Borrower shall have given the Agent a Conversion/Continuation Notice (as defined below) requesting that, at the end of such Interest Period, such Eurodollar Advance continue as a Eurodollar Advance for the same or another Interest Period. Subject to the terms of Section 2.6, the Borrower may elect from time to time to convert all or any part of a Floating Rate Advance into a Eurodollar Advance. The Borrower shall give the Agent irrevocable notice (each a "Conversion/Continuation Notice") of each conversion of a Floating Rate Advance into a Eurodollar Advance or continuation of a Eurodollar Advance not later than 10:00 a.m. (Indianapolis, Indiana time) at least three (3) Business Days prior to the date of the requested conversion or continuation, specifying:

     (i) the requested date of such conversion or continuation, which shall be a Business Day,

     (ii) the aggregate amount and Type of the Advance which is to be converted or continued; provided that the Borrower may have no more than five
(5)  Eurodollar  Advances  outstanding  at  any  one  time,  and

     (iii) the amount of such Advance which is to be converted into or continued as a Eurodollar Advance and the duration of the Interest Period applicable thereto.

     2.10. Changes in Interest Rate, etc. Each Floating Rate Advance shall accrue interest on the outstanding principal amount thereof for each day from and including the date such Advance is made or is automatically converted from a Eurodollar Advance into a Floating Rate Advance pursuant to Section 2.9, to but excluding the date it is paid or is converted into a Eurodollar Advance pursuant to Section 2.9 hereof, at a rate per annum equal to the Floating Rate for such day. Changes in the rate of interest on that portion of any Advance maintained as a Floating Rate Advance will take effect simultaneously with each change in the Alternate Base Rate. Each Eurodollar Advance shall bear interest on the outstanding principal amount thereof from and including the first day of the Interest Period applicable thereto to (but not including) the last day of such Interest Period at the interest rate determined by the Agent as applicable to such Eurodollar Advance based upon the Borrower's selections under Sections 2.8 and 2.9 and otherwise in accordance with the terms hereof. No Interest Period may end after the Facility Termination Date.

     2.11. Rates Applicable After Default. Notwithstanding anything to the contrary contained in Section 2.8 or 2.9, during the continuance of a Default or Unmatured Default the Required Lenders may, at their option, by notice to the Borrower, which notice may be revoked at the option of the Required Lenders notwithstanding any provision of Section 8.2 requiring unanimous consent of the Lenders to changes in interest rates, declare that no Advance may be made as, converted into or continued as a Eurodollar Advance. During the continuance of a Default the Required Lenders may, at their option, by notice to the Borrower, which notice may be revoked at the option of the Required Lenders notwithstanding any provision of Section 8.2 requiring unanimous consent of the Lenders to changes in interest rates, declare that
(i) each Eurodollar Advance shall bear interest for the remainder of the applicable Interest Period at the rate otherwise applicable to such Interest Period plus two percent (2%) per annum and (ii) each Floating Rate Advance shall bear interest at a rate per annum equal to the Floating Rate in effect from time to time plus two percent (2%) per annum, provided that, during the continuance of a Default under Section 7.6 or 7.7, the interest rates set forth in clauses (i) and (ii) above shall be applicable to all Advances without any election or action on the part of the Agent or any Lender.

     2.12. Method of Payment. All payments of the Obligations hereunder shall be made, without setoff, deduction, or counterclaim, in immediately available  funds  to  the  Agent  at the Agent's address specified pursuant to
Article XIII, or at any other Lending Installation of the Agent specified in writing by the Agent to the Borrower, by 12:00 noon (Indianapolis, Indiana time) on the date when due and shall be applied ratably by the Agent among the Lenders. Each payment delivered to the Agent for the account of any Lender shall be delivered promptly by the Agent to such Lender in the same type of funds that the Agent received at its address specified pursuant to Article XIII or at any Lending Installation specified in a notice received by the Agent from such Lender, and in no event later than 5:00 p.m. Indianapolis, Indiana, time on the date received by the Agent from the Borrower if received by the Agent on or before 12:00 noon Indianapolis, Indiana time, and not later than 12:00 noon Indianapolis, Indiana, time on the date following the date such payment is received by the Agent from the Borrower if received by the Agent after 12:00 noon Indianapolis, Indiana time. In the event that the Agent fails to make any proper payment to a Lender pursuant to the terms and provisions hereof, such amount shall accrue interest payable by the Agent to such Lender at the Federal Funds Effective Rate from the time such payment is required to be made hereunder and until actually received by such Lender. The Agent is hereby authorized to charge the account of the Borrower maintained with Bank One for each payment of principal, interest and fees as it becomes due hereunder.

     2.13.          Note-less  Agreement;  Evidence  of  Indebtedness.

(i) Each Lender shall maintain in accordance with its usual practice an account or accounts evidencing the indebtedness of the Borrower to such Lender resulting from each Loan made by such Lender from time to time, including the amounts of principal and interest payable and paid to such Lender from time to time hereunder.

     (ii)       The Agent shall also maintain accounts in which it will record
(a) the amount of each Loan made hereunder, the Type thereof and the Interest Period with respect thereto, (b) the amount of any principal or interest due and payable or to become due and payable from the Borrower to each Lender hereunder and (c) the amount of any sum received by the Agent hereunder from the Borrower and each Lender's share thereof.

     (iii) The entries maintained in the accounts maintained pursuant to paragraphs (i) and (ii) above shall be prima facie evidence of the existence and amounts of the Obligations therein recorded; provided, however, that the failure of the Agent or any Lender to maintain such accounts or any error therein shall not in any manner affect the obligation of the Borrower to repay the Obligations in accordance with their terms.

     (iv) Any Lender may request that its Loans be evidenced by a promissory note in the form of Exhibit "B" attached hereto (a "Note"). In such event, the Borrower shall prepare, execute and deliver to such Lender a Note payable to the order of such Lender in a form supplied by the Agent. Thereafter, the Loans evidenced by such Note and interest thereon shall at all times (including after any assignment pursuant to Section 12.3) be represented by one or more Notes payable to the order of the payee named therein or any assignee pursuant to Section 12.3, except to the extent that any such Lender or assignee subsequently returns any such Note for cancellation and requests that such Loans once again be evidenced as described in paragraphs (i) and
(ii)  above.

     2.14. Telephonic Notices. The Borrower hereby authorizes the Lenders and the Agent to extend, convert or continue Advances, effect selections of Types of Advances and to transfer funds based on telephonic notices made by any Authorized Officer, it being understood that the foregoing authorization is specifically intended to allow Borrowing Notices and Conversion/Continuation Notices to be given telephonically. The Borrower agrees to deliver promptly and by no later than 11:00 a.m. on the date of borrowing to the Agent a written confirmation of each telephonic notice signed by an Authorized Officer. If the written confirmation differs in any material respect from the action taken by the Agent and the Lenders, the records of the Agent and the Lenders shall govern absent manifest error.

     2.15. Interest Payment Dates; Interest and Fee Basis. Interest accrued on each Floating Rate Advance shall be payable on each Payment Date, commencing with the first such date to occur after the date hereof, on any date on which the Floating Rate Advance is prepaid, whether due to acceleration or otherwise, and at maturity. Interest accrued on that portion of the outstanding principal amount of any Floating Rate Advance converted into a Eurodollar Advance on a day other than a Payment Date shall be payable on the date of conversion. Interest accrued on each Eurodollar Advance shall be payable on the last day of its applicable Interest Period, on any date on which the Eurodollar Advance is prepaid, whether by acceleration or otherwise, and at maturity. Interest accrued on each Eurodollar Advance having an Interest Period longer than three months shall also be payable on the last day of each three-month interval during such Interest Period. Interest shall be calculated for actual days elapsed on the basis of a 360-day year. Interest shall be payable for the day an Advance is made but not for the day of any payment on the amount paid if payment is received prior to noon (local time) at the place of payment. If any payment of principal of or interest on an Advance shall become due on a day which is not a Business Day, such payment shall be made on the next succeeding Business Day and, in the case of a principal payment, such extension of time shall be included in computing interest in connection with such payment.

     2.16. Notification of Advances, Interest Rates, Prepayments and Commitment Reduction. Promptly after receipt thereof, the Agent will notify each Lender of the contents of each Aggregate Commitment reduction notice, Aggregate Commitment reinstatement notice, Borrowing Notice, Conversion/Continuation Notice, and repayment notice received by it hereunder.
 The Agent will notify each Lender of the interest rate applicable to each Eurodollar Advance promptly upon determination of such interest rate and will give each Lender prompt notice of each change in the Alternate Base Rate.

     2.17. Lending Installations. Each Lender may book its Loans at any Lending Installation selected by such Lender and may change its Lending Installation from time to time. All terms of this Agreement shall apply to any such Lending Installation and the Loans and any Notes issued hereunder shall be deemed held by each Lender for the benefit of any such Lending Installation. Each Lender may, by written notice to the Agent and the Borrower in accordance with Article XIII, designate a replacement Lending Installation through which Loans will be made by it and for whose account Loan payments are to be made.

     2.18. Non-Receipt of Funds by the Agent. Unless the Borrower or a Lender, as the case may be, notifies the Agent prior to the date on which it is scheduled to make payment to the Agent of (i) in the case of a Lender, the proceeds of a Loan or (ii) in the case of the Borrower, a payment of principal, interest or fees to the Agent for the account of the Lenders, that it does not intend to make such payment, the Agent may assume that such payment has been made. The Agent may, but shall not be obligated to, make the amount of such payment available to the intended recipient in reliance upon such assumption. If such Lender or the Borrower, as the case may be, has not in fact made such payment to the Agent, the recipient of such payment shall, on demand by the Agent, repay to the Agent the amount so made available together with interest thereon in respect of each day during the period commencing on the date such amount was so made available by the Agent until the date the Agent recovers such amount at a rate per annum equal to (x) in the case of payment by a Lender, the Federal Funds Effective Rate for such day for the first three days and, thereafter, the interest rate applicable to the relevant Loan or (y) in the case of payment by the Borrower, the interest rate applicable to the relevant Loan.

     2.19 Extension of Facility Termination Date. At the request of the Borrower but at the sole discretion of all Lenders, the Agent and the Lenders may extend the Facility Termination Date from time to time to such date or dates as the Lenders and the Agent may elect by notice in writing to the Borrower, and upon any such extension and upon the execution and delivery by the Borrower of Notes reflecting the extended Facility Termination Date and such other documents, instruments, and agreements as the Agent or any Lender may reasonably request, the date to which the Aggregate Commitment is extended will then become the "Facility Termination Date" for purposes of this Agreement.

     2.20 The Letter of Credit Subfacility. At any time that the Borrower is entitled to an Advance of the Loans, Bank One shall, upon the application of the Borrower, or the Borrower and Crossmann Partnership if the context so requires, issue for the account of the Borrower or Crossmann Partnership, as applicable, a standby letter of credit (each a "Letter of Credit") in an amount not in excess of the maximum Advance that the Borrower would then be entitled to obtain under the Revolving Loan; provided, that (i) the total amount of all Letters of Credit which are outstanding at any one time, plus the aggregate amount of all unreimbursed drawings under all Letters of Credit shall not exceed $5,000,000.00, (ii) the issuance of any Letter of Credit with a maturity date beyond the Facility Termination Date shall be entirely at the discretion of all of the Lenders, (iii) the form of the requested Letter of Credit shall be satisfactory to Bank One in the reasonable exercise of Bank One's discretion, and (iv) the Borrower, or the Borrower and Crossmann Partnership, as the context so requires, shall have executed an Application and Reimbursement Agreement for the Letter of Credit (a "Reimbursement Agreement") on Bank One's standard form. While any Letter of Credit is outstanding, the maximum amount of Advances which may be outstanding under the Revolving Loan shall be reduced by the maximum available amount to be drawn under the Letter of Credit. The Borrower shall pay Bank One a commission for each Letter of Credit issued calculated as a percentage of the maximum amount available to be drawn under the Letter of Credit in an amount equal to one and one-half percent (1-1/2%) per annum calculated on the basis of a 360 day year and the actual number of days in the period during which the Letter of Credit will be outstanding. The Borrower shall also pay Bank One's standard transaction fees with respect to any transactions occurring on account of any Letter of Credit. Commission shall be payable when the related Letter of Credit is issued and thereafter quarterly in advance on the first Payment Date of each subsequent three (3) month period from the date of issuance so long as such Letter of Credit is outstanding, and transaction fees shall be payable upon completion of the transaction as to which they are charged. All such commissions and fees may be debited by Bank One from any deposit account of the Borrower carried with Bank One without further authority, and, in any event, shall be paid by the Borrower within ten (10) days following billing.

     2.20.1.    Certain  Provisions  Relating  to  Bank One as Issuing Bank.

     (a) Administration. Bank One may rely upon any notice or other communication of any nature (written or oral, including but not limited to telephone conversations, whether or not such notice or other communication is made in a manner permitted or required by this Agreement or any Loan Document) purportedly made by or on behalf of the proper party or parties with respect to Letters of Credit, and Bank One shall not have any duty to verify the identity or authority of any Person giving such notice or other communication.
 Bank One may consult with legal counsel, independent public accountants and any other experts selected by it from time to time, and Bank One shall not be liable for any action taken or omitted to be taken in good faith in accordance with advice of such counsel, accountants or experts.

     (b) Indemnification of Bank One by Lenders. Each Lender hereby agrees to reimburse and indemnify Bank One and each of its employees and agents (to the extent not reimbursed by the Borrower and without limitation of the obligations of the Borrower to do so), from and against any and all amounts, losses, liabilities, claims, damages, expenses, obligations, penalties, action, judgments, suits, costs or disbursements of any kind or nature (including, without limitation, the fees and disbursements of counsel for Bank One) in connection with any investigative, administrative or judicial proceeding commenced or threatened, whether or not Bank One shall be designated a party thereto that may at any time be imposed on, incurred by or asserted against Bank One as issuer of the Letters of Credit, in its capacity as such, as a result of, or arising out of, or in any way related to or by reason of, this Agreement, any other Loan Document, any transaction from time to time contemplated hereby or thereby, or any transaction financed in whole or in part or directly or indirectly with the proceeds of any Letter of Credit; provided, that no Lender shall be liable for any portion of such amounts, losses, liabilities, claims, damages, expenses, obligations, penalties, actions, judgments, suits, costs of disbursements resulting from the gross negligence or willful misconduct of Bank One or as finally determined by a court of competent jurisdiction. The Lenders hereby agree that Bank One shall administer the issuance and administration of the Letters of Credit in accordance with its customary standards and practices and shall be indemnified by the Lenders for so doing.

     2.21. Participation of Lenders in Letters of Credit Risk. Upon the issuance by Bank One of each Letter of Credit pursuant to Section 2.20 above, each Lender shall automatically be deemed to have acquired an undivided pro rata interest in the reimbursement risk associated with each such Letter of Credit based on the relation the amount each Lender's Commitment bears to the Aggregate Commitment. In consideration thereof, each such Lender (other than Bank One) shall also receive its pro rata share of one and one-quarter percent (1-1/4%) of the maximum available amount to be drawn under each Letter of Credit with Bank One retaining for its individual account a portion of the commission equal to one-quarter (1/4%) of the maximum available amount to be drawn under the Letter of Credit and also retaining all transaction fees payable with respect to any transactions occurring on account of any Letter of Credit. In the event that Bank One is not reimbursed promptly upon any drawing occurring under any Letter of Credit for which Bank One has made payment, each Lender shall reimburse Bank One for drawing ratably in accordance with its pro rata share of the reimbursement risk associated therewith pursuant hereto.

     2.21.1. Payment by Lenders on Account of Unreimbursed Draws. If Bank One makes payment under any Letter of Credit and is not reimbursed in full therefore on such payment date in accordance with Section 2.20 hereof, Bank One will promptly notify the Agent thereof (which notice may be by telephone) and the Agent shall promptly notify each Lender (which notice may be by telephone promptly confirmed in writing) thereof. No later than the Agent's close of business on the date such notice is given, each such Lender shall pay to the Agent for the account of Bank One in immediately available funds an amount equal to such Lender's pro ratashare of the unreimbursed portion of such payment by Bank One. If and to the extent that any Lender fails to make such payment to Bank One on such date, such Lender shall pay such amount on demand together with interest while Bank One's own account for each day from and including the date of Bank One's payment to and including the date of repayment to Bank One (before and after judgment) at a rate per annum for each such day set forth in Section 2.18.

     2.21.2. Rescission. If any amount received by Bank One on account of any Letter of Credit reimbursement obligation shall be avoided, rescinded or otherwise returned or paid over by Bank One for any reason at any time, whether before or after the termination of this Agreement, or Bank One believes in good faith that such avoidance, rescission, return or payment is required, whether or not such matter has been adjudicated, each Lender will promptly upon notice from the Agent or Bank One, pay over to the Agent for the account of Bank One its pro rata share of such amount, together with its pro rata share of any interest or penalties payable with respect thereto.

     2.22.          Obligations  Absolute.    The payment obligations of the
Borrower and of the Lenders under Sections 2.20 and 2.21 shall be unconditional and irrevocable and shall be paid strictly in accordance with the terms of this Agreement under all circumstances, including without limitation the following:

     (i) Any lack of validity or enforceability of this Agreement, any Letter of Credit, or any other Loan Document;

     (ii) The existence of any claim, setoff, defense, or other right which the Borrower or any other Person may have at any time against any beneficiary or transferee of any Letter of Credit (or any Persons for whom any such beneficiary or transferee may be acting), Bank One as issuing bank, any Lender, or any other Person, whether in connection with this Agreement, the transactions contemplated hereby or any other unrelated transaction;

     (iii) Any draft, certificate, statement, or other document represented under any Letter of Credit proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein being untrue or inaccurate in any respect;

     (iv) Payment by Bank One under any Letter of Credit against presentation of a draft or certificate which does not comply with the terms of such Letter of Credit, or payment by Bank One under a Letter of Credit in any other circumstances in which conditions to payment are not met, except any such wrongful payment resulting solely from the gross negligence or willful misconduct of Bank One; or

     (vi) Any other event, condition or circumstance whatever, whether or not similar to any of the foregoing.

The Borrower bears the risk of, and neither Bank One nor any of its directors, officers, employees, or agents, nor any Lender, shall be liable or responsible for any of the foregoing matters, the use which may be made of the Letters of Credit, or acts or omissions of the beneficiaries or any transferee thereof.

     2.23.          Swing  Line  Loan.   From and including the date of this
Agreement and until the Facility Termination Date, in order to facilitate Loans and repayments of Loans under the Revolving Loan, Bank One agrees to make Advances (collectively, the "Swing Line Loan") under a revolving line of credit from time to time to the Borrower of amounts not exceeding in the aggregate at any time outstanding the lesser of Ten Million Dollars
($10,000,000.00) (the "Swing Line Commitment") or the remainder of the Aggregate Commitment minus the aggregate outstanding principal amount of the Revolving Loan and minus the amount of all issued Letters of Credit and the amount of all drawn and unreimbursed amounts of all Letters of Credit; provided that no Default or Unmatured Default has occurred and is continuing at the time of such borrowing. In addition, upon the request of the Borrower to the Agent for a Floating Rate Advance not exceeding $2,500,000.00, the Agent may request Bank One to make a Swing Line Loan in the amount of such Advance provided that the making of such Advance does not exceed the maximum available amount available to the Borrower under the Swing Line Loan as provided herein, and that no Default or Unmatured Default has occurred and is continuing at the time of such borrowing. Proceeds of the Swing Line Loan shall be used solely to facilitate the funding by the Agent of the Revolving Loan and for no other purpose. The obligation of the Borrower to repay the Swing Line Loan shall be evidenced by a promissory note of the Borrower in the form Exhibit "D" attached hereto (the "Swing Line Note"). So long as no Default or Unmatured Default, shall have occurred and be continuing and until the Facility Termination Date, the Borrower may borrow, repay and reborrow under the Swing Line Note on any Business Day, provided that no borrowing may cause the principal balance of the Swing Line Loan to exceed the maximum amount available hereunder. The outstanding aggregate principal amount of the Swing Line Loan together with all accrued and unpaid interest thereon shall be due and payable on the Facility Termination Date. Each Advance of the Swing Line Loan shall be conditioned upon the receipt by Bank One from the Borrower of an Application for Swing Line Loan and a Compliance Certificate in the form of Exhibit "C" attached hereto (each an "Application for Swing Line Loan"); provided, that the Borrower may give Bank One notice by telephone or telephone facsimile ("fax") machine, or by any other form of written electronic communication, of any proposed borrowing under this Section 2.23; provided, that such notice shall be promptly confirmed in writing by the delivery of Application for Swing Line Loan to Bank One prior to or promptly after the giving of such informal notice upon request by Bank One. Bank One shall not incur any liability to the Borrower in acting upon any informal notice referred to herein which Bank One believes in good faith to have been given by an Authorized Officer or other Person authorized to borrow on behalf of the Borrower. Prior to maturity the principal amount of the Swing Line Loan outstanding from time to time shall bear interest until maturity of the Swing Line Note at a rate per annum equal to the Floating Rate calculated on a 360 days and actual days elapsed. After default, and until paid in full, the Swing Line Loan shall bear interest at a per annum rate equal to the Floating Rate plus three percent (3%) per annum. Accrued interest under the Swing Line Loan shall be due and payable monthly on each Payment Date and at maturity.

      2.24. Borrowings to Repay Swing Line Loan. Bank One may, at its option, exercisable at any time for any reason whatsoever, including at the time of the existence of any Default or Unmatured Default, require that the Lenders make an Advance of the Revolving Loan in repayment of the aggregate outstanding principal amount of the Swing Line Loan , plus accrued interest thereon (to the extent not otherwise paid by the Borrower), and Bank One shall on the last Banking Day of each calendar week require that the Lenders make an Advance of the Revolving Loan in repayment of the aggregate outstanding principal amount of the Swing Line Loan, and each of the Lenders agrees to make such Advances under the Revolving Loan and to apply the proceeds of such Advances to the immediate repayment of the aggregate outstanding principal amount of the Swing Line Loan; provided, that no Lender shall be obligated in any event to make a Loan under this Section 2.24 in excess of its Commitment.
 All Advances made pursuant to this Section 2.24 shall be Floating Rate Advances and shall be deemed to have been requested in accordance with Section
2.8 hereof without regard to any of the requirements of that provision. Each Lender shall be unconditionally obligated to fund its Loan under the Revolving Loan whether or not the conditions precedent set forth in Section 4.2 hereof have first been satisfied, on the same Business Day as such Lender receives such notice before 12:00 noon on such Business Day, or on the immediately succeeding Business Day if received thereafter.

      2.25. Payments of Principal/Several Obligations. Each Lenders's obligation to make Loans hereunder is and shall be several and not joint. No Lender shall be responsible for the failure of any other Lender to make available its proportionate share of Loans to the Borrower or of Bank One's failure to make available the proceeds of the Swing Line Loan to the Borrower or issue any Letters of Credit, and the failure of any Lender to make any Loan shall not relieve the other Lenders of their obligations to make their proportionate share of Loans to the Borrower. All payments of principal, interest, and fees hereunder shall be applied as follows: (i) first to accrued but unpaid fees, expenses, and costs (including, without limitation, reasonable attorneys'fees) incurred by the Agent on account of the actions taken in accordance with this Agreement in its capacity as Agent for the Lenders; (ii) to accrued but unpaid fees, expenses, and costs incurred by the Lenders (including without limitation any Unused Fees provided under Section
2.5 hereof); (iii) to accrued but unpaid interest payable with respect to the Swing Line Loan; (iv) to accrued but unpaid interest payable with respect to any Floating Rate Advance; (v) to any accrued but unpaid interest payable with respect to any Eurodollar Advance; (vi) to payment of the aggregate outstanding principal amount of the Swing Line Loan; (vii) to payment of the aggregate outstanding principal amount of all Floating Rate Advances; and
(viii) to payment of the aggregate outstanding principal amount of all Eurodollar Advances.

     2.26. Increase of Aggregate Commitment. The Borrower may, by notice in writing to the Agent, request an increase in the Aggregate Commitment up to an amount not exceeding One Hundred Million Dollars ($100,000,000.00), provided that: (i) no Default or Unmatured Default exists at the time of the request and on the effective date of such increase; (ii) the Borrowing Base equals or exceeds One Hundred Million Dollars ($100,000,000.00); (iii) the requested increase is at least $10,000,000.00 and in minimum multiples of $1,000,000.00 in excess thereof; and (iv) the Borrower shall execute and enter into any and all Loan Documents deemed reasonably necessary by the Agent and Lenders in order to evidence such increase. The Aggregate Commitment may be so increased either by having one or more new Lenders become Lenders and/or by having any one or more of the then existing Lenders, at their respective election in their sole discretion, increase the amount of their respective Commitment. No Lender shall be required to increase its own Commitment without its prior written consent. The Agent shall communicate such request in writing to the Lenders within two (2) Business Days of receipt of the request of the Borrower, indicating as to each Lender the dollar amount of the proposed increase in its Commitment which shall be determined on a pro rata basis among all Lenders. Each Lender shall then provide a response to the Agent within ten (10) Business Days of the receipt of such request. In the event that any Lender chooses either not to increase its Commitment or chooses not to increase its Commitment by the amount requested, the Agent may, with the consent of the Borrower: (i) offer the other existing Lenders an opportunity to increase their respective Commitments on a pro rata basis in the amount by which any such Lender shall decline; or (ii) add one or more new Lenders to provide that portion of the requested increase in Commitment not provided by the existing Lenders.
The Commitment of any new Lender shall be in an amount not less than $5,000,000.00.


                                 ARTICLE III

                          YIELD PROTECTION; TAXES

     3.1. Yield Protection. If, on or after the date of this Agreement, the adoption of any law or any governmental or quasi-governmental rule, regulation, policy, guideline or directive (whether or not having the force of law), or any change in the interpretation or administration thereof by any governmental or quasi-governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by any Lender or applicable Lending Installation with any request or directive (whether or not having the force of law) of any such authority, central bank or comparable agency:

     (i) subjects any Lender or any applicable Lending Installation to any Taxes, or changes the basis of taxation of payments (other than with respect to Excluded Taxes) to any Lender in respect of its Eurodollar Loans, or

     (ii) imposes or increases or deems applicable any reserve, assessment, insurance charge, special deposit or similar requirement against assets of, deposits with or for the account of, or credit extended by, any Lender or any applicable Lending Installation (other than reserves and assessments taken into account in determining the interest rate applicable to Eurodollar Advances), or

     (iii) imposes any other condition the result of which is to increase the cost to any Lender or any applicable Lending Installation of making, funding or maintaining its Eurodollar Loans or reduces any amount receivable by any Lender or any applicable Lending Installation in connection with its Eurodollar Loans, or requires any Lender or any applicable Lending Installation to make any payment calculated by reference to the amount of Eurodollar Loans held or interest received by it, by an amount deemed material by such Lender, and the result of any of the foregoing is to increase the cost to such Lender or applicable Lending Installation of making or maintaining its Eurodollar Loans or Commitment or to reduce the return received by such Lender or applicable Lending Installation in connection with such Eurodollar Loans or Commitment, then, within 15 days of demand by such Lender, the Borrower shall pay such Lender such additional amount or amounts as will compensate such Lender for such increased cost or reduction in amount received.

     3.2. Changes in Capital Adequacy Regulations. If a Lender determines the amount of capital required or expected to be maintained by such Lender, any Lending Installation of such Lender or any corporation controlling such Lender is increased as a result of a Change, then, within 15 days of demand by such Lender, the Borrower shall pay such Lender (or pay the Agent for the account of such Lender) the amount necessary to compensate for any shortfall in the rate of return on the portion of such increased capital which such Lender reasonably determines is attributable to this Agreement, its Loans or its Commitment to make Loans hereunder (after taking into account such Lender's policies as to capital adequacy). "Change" means (i) any change after the date of this Agreement in the Risk-Based Capital Guidelines or (ii) any adoption of or change in any other law, governmental or quasi-governmental rule, regulation, policy, guideline, interpretation, or directive (whether or not having the force of law) after the date of this Agreement which affects the amount of capital required or expected to be maintained by any Lender or any Lending Installation or any corporation controlling any Lender. "Risk-Based Capital Guidelines" means (i) the risk-based capital guidelines in effect in the United States on the date of this Agreement, including transition rules, and (ii) the corresponding capital regulations promulgated by regulatory authorities outside the United States implementing the July 1988 report of the Basle Committee on Banking Regulation and Supervisory Practices Entitled "International Convergence of Capital Measurements and Capital Standards," including transition rules, and any amendments to such regulations adopted prior to the date of this Agreement.

     3.3. Availability of Types of Advances. If any Lender determines that maintenance of its Eurodollar Loans at a suitable Lending Installation would violate any applicable law, rule, regulation, or directive, whether or not having the force of law, or if the Required Lenders determine that (i) deposits of a type and maturity appropriate to match fund Eurodollar Advances are not available or (ii) the interest rate applicable to Eurodollar Advances does not accurately reflect the cost of making or maintaining Eurodollar Advances, then the Agent shall suspend the availability of Eurodollar Advances and require any affected Eurodollar Advances to be repaid or converted to Floating Rate Advances, subject to the payment of any funding indemnification amounts required by Section 3.4.

     3.4. Funding Indemnification. If any payment of a Eurodollar Advance occurs on a date which is not the last day of the applicable Interest Period, whether because of acceleration, prepayment or otherwise, or a Eurodollar Advance is not made on the date specified by the Borrower for any reason other than default by the Lenders, the Borrower will indemnify each Lender for any loss or cost incurred by it resulting therefrom, including, without limitation, any loss or cost in liquidating or employing deposits acquired to fund or maintain such Eurodollar Advance.

     3.5. Lender Statements; Survival of Indemnity. To the extent reasonably possible, each Lender shall designate an alternate Lending Installation with respect to its Eurodollar Loans to reduce any liability of the Borrower to such Lender under Sections 3.1, 3.2 and 3.6 or to avoid the unavailability of Eurodollar Advances under Section 3.3, so long as such designation is not, in the reasonable judgment of such Lender, disadvantageous to such Lender. Each Lender shall deliver a written statement of such Lender to the Borrower (with a copy to the Agent) as to the amount due, if any, under
Section 3.1, 3.2, 3.4 or 3.6. Such written statement shall set forth in reasonable detail the calculations upon which such Lender determined such amount and shall be final, conclusive and binding on the Borrower in the absence of manifest error. Determination of amounts payable under such Sections in connection with a Eurodollar Loan shall be calculated as though each Lender funded its Eurodollar Loan through the purchase of a deposit of the type and maturity corresponding to the deposit used as a reference in determining the Eurodollar Rate applicable to such Loan, whether in fact that is the case or not. Unless otherwise provided herein, the amount specified in the written statement of any Lender shall be payable on demand after receipt by the Borrower of such written statement. The obligations of the Borrower under Sections 3.1, 3.2, 3.4 and 3.6 shall survive payment of the Obligations and termination of this Agreement.

     3.6.          Taxes.

(i) All payments by the Borrower to or for the account of any Lender or the Agent hereunder or under any Note shall be made free and clear of and without deduction for any and all Taxes. If the Borrower shall be required by law to deduct any Taxes from or in respect of any sum payable hereunder to any Lender or the Agent, (a) the sum payable shall be increased as necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section 3.6) such Lender or the Agent (as the case may be) receives an amount equal to the sum it would have received had no such deductions been made, (b) the Borrower shall make such deductions,
(c) the Borrower shall pay the full amount deducted to the relevant authority in accordance with applicable law and (d) the Borrower shall furnish to the Agent the original copy of a receipt evidencing payment thereof within 30 days after such payment is made.

     (ii) In addition, the Borrower hereby agrees to pay any present or future stamp or documentary taxes and any other excise or property taxes, charges or similar levies which arise from any payment made hereunder or under any Note or from the execution or delivery of, or otherwise with respect to, this Agreement or any Note ("Other Taxes").

     (iii) The Borrower hereby agrees to indemnify the Agent and each Lender for the full amount of Taxes or Other Taxes (including, without limitation, any Taxes or Other Taxes imposed on amounts payable under this
Section 3.6) paid by the Agent or such Lender and any liability (including penalties, interest and expenses) arising therefrom or with respect thereto. Payments due under this indemnification shall be made within 30 days of the date the Agent or such Lender makes demand therefor pursuant to Section 3.5.

     (iv) Any Lender that is entitled to an exemption from or reduction of withholding tax with respect to payments under this Agreement or any Note pursuant to the law of any relevant jurisdiction or any treaty shall deliver to the Borrower (with a copy to the Agent), at the time or times prescribed by applicable law, such properly completed and executed documentation prescribed by applicable law as will permit such payments to be made without withholding or at a reduced rate.

     (v) If the U.S. Internal Revenue Service or any other governmental authority of the United States or any other country or any political subdivision thereof asserts a claim that the Agent did not properly withhold tax from amounts paid to or for the account of any Lender (because the appropriate form was not delivered or properly completed, because such Lender failed to notify the Agent of a change in circumstances which rendered its exemption from withholding ineffective, or for any other reason), such Lender shall indemnify the Agent fully for all amounts paid, directly or indirectly, by the Agent as tax, withholding therefor, or otherwise, including penalties and interest, and including taxes imposed by any jurisdiction on amounts payable to the Agent under this subsection, together with all costs and expenses related thereto (including attorneys fees and time charges of attorneys for the Agent, which attorneys may be employees of the Agent). The obligations of the Lenders under this Section 3.6(vii) shall survive the payment of the Obligations and termination of this Agreement.

(vi) Each Lender that is not incorporated under the laws of the United States of America or a state thereof (each a "Non-U.S. Lender") agrees that it will, not less than ten Business Days after the date of this Agreement, (i) deliver to each of the Borrower and the Agent two duly completed copies of United States Internal Revenue Service Form 1001 or 4224, certifying in either case that such Lender is entitled to receive payments under this Agreement without deduction or withholding of any United States federal income taxes, and (ii) deliver to each of the Borrower and the Agent a United States Internal Revenue Form W-8 or W-9, as the case may be, and certify that it is entitled to an exemption from United States backup withholding tax. Each Non-U.S. Lender further undertakes to deliver to each of the Borrower and the Agent (x) renewals or additional copies of such form (or any successor form) on or before the date that such form expires or becomes obsolete, and (y) after the occurrence of any event requiring a change in the most recent forms so delivered by it, such additional forms or amendments thereto as may be reasonably requested by the Borrower or the Agent. All forms or amendments described in the preceding sentence shall certify that such Lender is entitled to receive payments under this Agreement without deduction or withholding of any United States federal income taxes, unless an event (including without limitation any change in treaty, law or regulation) has occurred prior to the date on which any such delivery would otherwise be required which renders all such forms inapplicable or which would prevent such Lender from duly completing and delivering any such form or amendment with respect to it and such Lender advises the Borrower and the Agent that it is not capable of receiving payments without any deduction or withholding of United States federal income tax.

     (vii) For any period during which a Non-U.S. Lender has failed to provide the Borrower with an appropriate form pursuant to clause (vi), above (unless such failure is due to a change in treaty, law or regulation, or any change in the interpretation or administration thereof by any governmental authority, occurring subsequent to the date on which a form originally was required to be provided), such Non-U.S. Lender shall not be entitled to indemnification under this Section 3.6 with respect to Taxes imposed by the United States; provided that, should a Non-U.S. Lender which is otherwise exempt from or subject to a reduced rate of withholding tax become subject to Taxes because of its failure to deliver a form required under clause (vi), above, the Borrower shall take such steps as such Non-U.S. Lender shall reasonably request to assist such Non-U.S. Lender to recover such Taxes; provided that such Non-U.S. Lender shall pay all expenses of Borrower incurred in connection therewith.


                                  ARTICLE IV

                            CONDITIONS PRECEDENT

     4.1.      Initial Advance.  The Lenders shall  make the initial Advance
hereunder   if there shall be no Default or Unmatured Default on such date and if  the  Borrower  has  furnished  to the Agent with sufficient copies for the
Lenders:

     (i) Copies of the Articles of Incorporation and Certificate of Incorporation of the Borrower, together with all amendments, certified by the Indiana Secretary of State, and a Certificate of Existence for the Borrower issued as of a recent day by the Indiana Secretary of State.

     (ii) Copies certified by the Secretary or Assistant Secretary of the Borrower, of its ByLaws and of its Board of Directors' resolutions authorizing the execution of the Loan Documents to which the Borrower is a party.
     (iii) An Incumbency Certificate executed by the Secretary or Assistant Secretary of the Borrower, which shall identify by name and title and bear the signatures of the Authorized Officers and any other officers of the Borrower authorized to sign the Loan Documents to which the Borrower is a party, upon which Certificate the Agent and the Lenders shall be entitled to rely until informed of any change in writing by the Borrower.

(iv) Copies of the Articles of Incorporation and the Certificate of Incorporation of Deluxe Homes, Inc., an Indiana corporation, together with all amendments certified by the Indiana Secretary of State, and a Certificate of Existence for Deluxe Homes, Inc. issued as of a recent date by the Indiana Secretary of State.

     (v) Copies certified by the Secretary or Assistant Secretary of Deluxe Homes, Inc. of its ByLaws and of its Board of Directors' resolutions authorizing the execution of its Guaranty Agreement and any other document to which Deluxe Homes, Inc. is a party.

     (vi) An Incumbency Certificate executed by the Secretary or Assistant Secretary of Deluxe Homes, Inc. which shall identify by name and title and bear the signatures of the Authorized Officers and any other officers of Deluxe Homes, Inc. authorized to sign its Guaranty Agreement and any other document to which Deluxe Homes, Inc. is a party, upon which Certificate the Agent and the Lenders shall be entitled to rely until informed of any change in writing by the Borrower.

(vii) Copies of the Articles of Incorporation and the Certificate of Incorporation of Trimark Homes, Inc., an Indiana corporation, together with all amendments certified by the Indiana Secretary of State, and a Certificate of Existence for Trimark Homes, Inc. issued as of a recent date by the Indiana Secretary of State.

     (viii) Copies certified by the Secretary or Assistant Secretary of Trimark Homes, Inc. of its ByLaws and of its Board of Directors' resolutions authorizing the execution of its Guaranty Agreement and any other document to which Trimark Homes, Inc. is a party.

     (ix) An Incumbency Certificate executed by the Secretary or Assistant Secretary of Trimark Homes, Inc. which shall identify by name and title and bear the signatures of the Authorized Officers and any other officers of Trimark Homes, Inc. authorized to sign its Guaranty Agreement and any other document to which Trimark Homes, Inc. is a party, upon which Certificate the Agent and the Lenders shall be entitled to rely until informed of any change in writing by the Borrower.

(x) Copies of the Articles of Incorporation and the Certificate of Incorporation of Trimark Development, Inc., an Indiana corporation, together with all amendments certified by the Indiana Secretary of State, and a Certificate of Existence for Trimark Development, Inc. issued as of a recent date by the Indiana Secretary of State.

     (xi) Copies certified by the Secretary or Assistant Secretary of Trimark Development, Inc. of its ByLaws and of its Board of Directors' resolutions authorizing the execution of its Guaranty Agreement and any other document to which Trimark Development, Inc. is a party.

     (xii) An Incumbency Certificate executed by the Secretary or Assistant Secretary of Trimark Development, Inc. which shall identify by name and title and bear the signatures of the Authorized Officers and any other officers of Trimark Development, Inc. authorized to sign its Guaranty Agreement and any other document to which Trimark Development, Inc. is a party, upon which Certificate the Agent and the Lenders shall be entitled to rely until informed of any change in writing by the Borrower.

(xiii) Copies of the Articles of Incorporation and the Certificate of Incorporation of Deluxe Homes of Lafayette, Inc., an Indiana corporation, together with all amendments certified by the Indiana Secretary of State, and a Certificate of Existence for Deluxe Homes of Lafayette, Inc. issued as of a recent date by the Indiana Secretary of State.

     (xiv) Copies certified by the Secretary or Assistant Secretary of Deluxe Homes of Lafayette, Inc. of its ByLaws and of its Board of Directors' resolutions authorizing the execution of its Guaranty Agreement and any other document to which Deluxe Homes of Lafayette, Inc. is a party.

     (xv) An Incumbency Certificate executed by the Secretary or Assistant Secretary of Deluxe Homes of Lafayette, Inc. which shall identify by name and title and bear the signatures of the Authorized Officers and any other officers of Deluxe Homes of Lafayette, Inc. authorized to sign its Guaranty Agreement and any other document to which Deluxe Homes of Lafayette, Inc. is a party, upon which Certificate the Agent and the Lenders shall be entitled to rely until informed of any change in writing by the Borrower.

(xvi) Copies of the Partnership Agreement of Crossmann Communities Partnership, an Indiana general partnership, together with all amendments, certified as complete by a general partner.

     (xvii) Copies certified by a general partner of Crossmann Communities Partnership, of resolutions of its general partners and of any other body authorizing the execution of its Guaranty Agreement, and any other document to which Crossmann Communities Partnership is a party.

     (xviii)       An Incumbency Certificate, executed by a general partner of
Crossmann Communities Partnership, which shall identify by name and title and bear the signatures of the Authorized Officers and any other officers of Crossmann Communities Partnership authorized to sign its Guaranty Agreement and any other document to which Crossmann Communities Partnership is a party, upon which certificate the Agent and the Lenders shall be entitled to rely until informed of any change in writing by the Borrower.

(xix) Copies of the Articles of Incorporation and the Certificate of Incorporation of Merit Realty, Inc., an Indiana corporation, together with all amendments certified by the Indiana Secretary of State, and a Certificate of Existence for Merit Realty, Inc. issued as of a recent date by the Indiana Secretary of State.

     (xx) Copies certified by the Secretary or Assistant Secretary of Merit Realty, Inc. of its ByLaws and of its Board of Directors' resolutions authorizing the execution of its Guaranty Agreement and any other document to which Merit Realty, Inc. is a party.

     (xxi) An Incumbency Certificate executed by the Secretary or Assistant Secretary of Merit Realty, Inc. which shall identify by name and title and bear the signatures of the Authorized Officers and any other officers of Merit Realty, Inc. authorized to sign its Guaranty Agreement and any other document to which Merit Realty, Inc. is a party, upon which Certificate the Agent and the Lenders shall be entitled to rely until informed of any change in writing by the Borrower.

(xxii) Copies of the Articles of Incorporation and the Certificate of Incorporation of Crossmann Communities of Ohio, Inc. (formerly known as Deluxe Homes of Ohio, Inc.), an Ohio corporation, together with all amendments certified by the Ohio Secretary of State, and a Certificate of Existence for Crossmann Communities of Ohio, Inc. issued as of a recent date by the Ohio Secretary of State.

     (xxiii)       Copies certified by the Secretary or Assistant Secretary of
Crossmann Communities of Ohio, Inc. of its ByLaws and of its Board of Directors' resolutions authorizing the execution of its Guaranty Agreement and any other document to which Crossmann Communities of Ohio, Inc. is a party.

     (xxiv)          An  Incumbency  Certificate  executed by the Secretary or
Assistant Secretary of Crossmann Communities of Ohio, Inc. which shall identify by name and title and bear the signatures of the Authorized Officers and any other officers of Crossmann Communities of Ohio, Inc. authorized to sign its Guaranty Agreement and any other document to which Crossmann Communities of Ohio, Inc. is a party, upon which Certificate the Agent and the Lenders shall be entitled to rely until informed of any change in writing by the Borrower.

(xxv) Copies of the Articles of Incorporation and the Certificate of Incorporation of Crossmann Mortgage Corporation, an Indiana corporation, together with all amendments certified by the Indiana Secretary of State, and a Certificate of Existence for Crossmann Mortgage Corporation issued as of a recent date by the Indiana Secretary of State.

     (xxvi) Copies certified by the Secretary or Assistant Secretary of Crossmann Mortgage Corporation of its ByLaws and of its Board of Directors' resolutions authorizing the execution of its Guaranty Agreement and any other document to which Crossmann Mortgage Corporation is a party.

          (xxvii)       An Incumbency Certificate executed by the Secretary or
Assistant Secretary of Crossmann Mortgage Corporation which shall identify by name and title and bear the signatures of the Authorized Officers and any other officers of Crossmann Mortgage Corporation authorized to sign its Guaranty Agreement and any other document to which Crossmann Mortgage Corporation is a party, upon which Certificate the Agent and the Lenders shall be entitled to rely until informed of any change in writing by the Borrower.

        (xxviii)          Copies  of  the  Articles  of  Incorporation and the
Certificate of Incorporation of Deluxe Aviation, Inc., an Indiana corporation, together with all amendments certified by the Indiana Secretary of State, and a Certificate of Existence for Deluxe Aviation, Inc. issued as of a recent date by the Indiana Secretary of State.

     (xxix) Copies certified by the Secretary or Assistant Secretary of Deluxe Aviation, Inc. of its ByLaws and of its Board of Directors' resolutions authorizing the execution of its Guaranty Agreement and any other document to which Deluxe Aviation, Inc. is a party.

     (xxx) An Incumbency Certificate executed by the Secretary or Assistant Secretary of Deluxe Aviation, Inc. which shall identify by name and title and bear the signatures of the Authorized Officers and any other officers of Deluxe Aviation, Inc. authorized to sign its Guaranty Agreement and any other document to which Deluxe Aviation, Inc. is a party, upon which Certificate the Agent and the Lenders shall be entitled to rely until informed of any change in writing by the Borrower.

(xxxi) Copies of the Articles of Incorporation and Certificate of Incorporation of Cutter Homes, Ltd., a Kentucky corporation, together with all amendments certified by the Kentucky Secretary of State, and a Certificate of Good Standing for Cutter Homes, Ltd. issued as of a recent date by the Kentucky Secretary of State.

          (xxxii) Copies certified by the Secretary or Assistant Secretary of Cutter Homes, Ltd., of its ByLaws and of its Board of Directors' resolutions authorizing the execution of its Guaranty Agreement, and any other document to which Cutter Homes, Ltd. is a party.

         (xxxiii)       An Incumbency Certificate executed by the Secretary or
Assistant Secretary of Cutter Homes, Ltd. which shall identify by name and title and bear the signatures of the Authorized Officers and any other officers of Cutter Homes, Ltd. authorized to sign Guaranty Agreement and any other document to which Cutter Homes, Ltd. is a party, upon which Certificate the Agent and the Lenders shall be entitled to rely until informed of any change in writing by the Borrower.

         (xxxiv)          Copies  of  the  Articles  of  Organization  and the
Certificate of Organization of Crossmann Communities of Tennessee, LLC, a Tennessee limited liability company, together with all amendments certified by the Tennessee Secretary of State, and a Certificate of Good Standing for Crossmann Communities of Tennessee, LLC issued as of a recent date by the Tennessee Secretary of State.

     (xxxv) Copies certified by the Managing Member of Crossmann Communities of Tennessee, LLC, of its operating or other management agreement and of resolutions of its members and of any other body authorizing the execution of its Guaranty Agreement, and any other document to which Crossmann Communities of Tennessee, LLC is a party.

         (xxxvi)          An  Incumbency Certificate, executed by the Managing
Member of Crossmann Communities of Tennessee, LLC, which shall identify by name and title and bear the signatures of the Authorized Officers and any other officers of Crossmann Communities of Tennessee, LLC authorized to sign Guaranty Agreement and any other document to which Crossmann Communities of Tennessee, LLC is a party, upon which Certificate the Agent and the Lenders shall be entitled to rely until informed of any change in writing by the Borrower.

        (xxxvii)          Copies  of  the  Articles  of  Incorporation and the
Certificate of Incorporation of Crossmann Investments, Inc., an Indiana corporation, together with all amendments certified by the Indiana Secretary of State, and a Certificate of Existence for Crossmann Investments, Inc.
issued  as  of  a  recent  date  by  the  Indiana  Secretary  of  State.

       (xxxviii) Copies certified by the Secretary or Assistant Secretary of Crossmann Investments, Inc. of its ByLaws and of its Board of Directors' resolutions authorizing the execution of its Guaranty Agreement and any other document to which Crossmann Investments, Inc. is a party.

         (xxxix)        An Incumbency Certificate executed by the Secretary or
Assistant Secretary of Crossmann Investments, Inc. which shall identify by name and title and bear the signatures of the Authorized Officers and any other officers of Crossmann Investments, Inc. authorized to sign its Guaranty Agreement and any other document to which Crossmann Investments, Inc. is a party, upon which Certificate the Agent and the Lenders shall be entitled to rely until informed of any change in writing by the Borrower.

     (xl) Copies of the Articles of Incorporation and the Certificate of Incorporation of Crossmann Communities of North Carolina, Inc., a North Carolina corporation, together with all amendments certified by the North Carolina Secretary of State, and a Certificate of Good Standing for Crossmann Communities of North Carolina, Inc. issued as of a recent date by the North Carolina Secretary of State.

     (xli) Copies certified by the Secretary or Assistant Secretary of Crossmann Communities of North Carolina, Inc. of its ByLaws and of its Board of Directors' resolutions authorizing the execution of its Guaranty Agreement and any other document to which Crossmann Communities of North Carolina, Inc. is a party.

     (xlii) An Incumbency Certificate executed by the Secretary or Assistant Secretary of Crossmann Communities of North Carolina, Inc. which shall identify by name and title and bear the signatures of the Authorized Officers and any other officers of Crossman Communities of North Carolina, Inc. authorized to sign its Guaranty Agreement and any other document to which Crossmann Communities of North Carolina, Inc. is a party, upon which Certificate the Agent and the Lenders shall be entitled to rely until informed of any change in writing by the Borrower.

     (xliii)       Copies of the Articles of Incorporation and the Certificate
of Incorporation of Pendleton Pike Associates, Inc., an Indiana corporation, together with all amendments certified by the Indiana Secretary of State, and a Certificate of Existence for Pendleton Pike Associates, Inc. issued as of a recent date by the Indiana Secretary of State.

     (xliv) Copies certified by the Secretary or Assistant Secretary of Pendleton Pike Associates, Inc. of its ByLaws and of its Board of Directors' resolutions authorizing the execution of its Guaranty Agreement and any other document to which Pendleton Pile Associates, Inc. is a party.

     (xlv) An Incumbency Certificate executed by the Secretary or Assistant Secretary of Pendleton Pike Associates, Inc. which shall identify by name and title and bear the signatures of the Authorized Officers and any other officers of Pendleton Pike Associates, Inc. authorized to sign its Guaranty Agreement and any other document to which Pendleton Pike Associates, Inc. is a party, upon which Certificate the Agent and the Lenders shall be entitled to rely until informed of any change in writing by the Borrower.

     (xlvi) Copies of the Articles of Organization and the Certificate of Organization of Pinehurst Builders, LLC, a South Carolina limited liability company, together with all amendments certified by the North Carolina Secretary of State, and a Certificate of Good Standing for Pinehurst Builders, LLC issued as of a recent date by the North Carolina Secretary of State.

     (xlvii)          Copies  certified  by  the  Managing Member of Pinehurst
Builders, LLC, of its operating or other management agreement and of resolutions of its members and of any other body authorizing the execution of its Guaranty Agreement, and any other document to which Pinehurst Builders, LLC is a party.

         (xlviii)          An Incumbency Certificate, executed by the Managing
Member of Pinehurst Builders, LLC, which shall identify by name and title and bear the signatures of the Authorized Officers and any other officers of Pinehurst Builders, LLC authorized to sign Guaranty Agreement and any other document to which Pinehurst Builders, LLC is a party, upon which Certificate the Agent and the Lenders shall be entitled to rely until informed of any change in writing by the Borrower.

     (xlix) Copies of the Articles of Organization and the Certificate of Organization of Beach Vacations, LLC, a South Carolina limited liability company, together with all amendments certified by the North Carolina Secretary of State, and a Certificate of Good Standing for Beach Vacations,
LLC    issued  as  of  a recent date by the North Carolina Secretary of State.

     (l) Copies certified by the Managing Member of Beach Vacations, LLC, of its operating or other management agreement and of resolutions of its members and of any other body authorizing the execution of its Guaranty Agreement, and any other document to which Beach Vacations, LLC is a party.

         (li) An Incumbency Certificate, executed by the Managing Member of Beach Vacations, LLC, which shall identify by name and title and bear the signatures of the Authorized Officers and any other officers of Beach Vacations, LLC authorized to sign Guaranty Agreement and any other document to which Beach Vacations, LLC is a party, upon which Certificate the Agent and the Lenders shall be entitled to rely until informed of any change in writing by the Borrower.

     (lii) Copies of the Articles of Incorporation and the Certificate of Incorporation of Crossmann Management, Inc., an Indiana corporation, together with all amendments certified by the Indiana Secretary of State, and a Certificate of Existence for Crossmann Management, Inc. issued as of a recent date by the Indiana Secretary of State.

     (liii) Copies certified by the Secretary or Assistant Secretary of Crossmann Management, Inc. of its ByLaws and of its Board of Directors' resolutions authorizing the execution of its Guaranty Agreement and any other document to which Crossmann Management, Inc. is a party.
     (liv) An Incumbency Certificate executed by the Secretary or Assistant Secretary of Crossmann Management, Inc. which shall identify by name and title and bear the signatures of the Authorized Officers and any other officers of Crossman Management, Inc. authorized to sign its Guaranty Agreement and any other document to which Crossmann Management, Inc. is a party, upon which Certificate the Agent and the Lenders shall be entitled to rely until informed of any change in writing by the Borrower.

     (lv) A certificate, signed by the chief financial officer of the Borrower, stating that on the initial Borrowing Date no Default or Unmatured Default has occurred and is continuing.

     (lvi) A written opinion of the Borrower's counsel, addressed to the Agent and the Lenders opining as to the matters set forth in Section 5.1, 5.2, 5.3, 5.8, 5.9, 5.11, 5.13, 5.15, 5.17, and 5.18, in form and substance acceptable  to  the  Agent  and  its  counsel.

         (lvii) A form of the Promissory Note to be used by the Lenders in connection with the loans from the Lenders in the form attached hereto as Exhibit "B."

     (lviii)     The Promissory Note to be used by Bank One in connection with
the  Swing  Line    Loan  in  the  form  attached  hereto  as  Exhibit  "D."

     (lix) A Guaranty Agreement from each Current Subsidiary in the form of Exhibit "E" attached hereto, duly completed for each such Current Subsidiary.

     (lx)     Evidence of the existence of insurance as required under Section
6.5  hereof.

     (lxi)        A Borrowing Base Certificate duly completed by the Borrower.

(lxii) Such other documents as any Lender or its counsel may have reasonably requested.

     4.2. Each Advance. The Lenders, with respect to the Revolving Loan, and Bank One, with respect to the Swing Line Loan, shall not be required to make any Advance, and Bank One shall not be obligated to issue any Letter of Credit, unless on the applicable Borrowing Date:

     (i)          There  exists  no  Default  or  Unmatured  Default.

     (ii) The representations and warranties contained in Article V are true and correct as of such Borrowing Date except to the extent any such representation or warranty is stated to relate solely to an earlier date, in which case such representation or warranty shall have been true and correct on and as of such earlier date.

     (iii) All legal matters incident to the making of such Advance or the issuance of the Letter of Credit, as the case may be, shall be satisfactory to the Lenders and their counsel.

     Each Borrowing Notice with respect to each such Advance shall constitute a representation and warranty by the Borrower that the conditions contained in Sections 4.2(i) and (ii) have been satisfied. Any Lender may require a duly completed compliance certificate in substantially the form of Exhibit "F" as a condition to making an Advance.

     4.3 Documents Required for the Addition of an Entity as a Current Subsidiary. With the prior written consent of the Agent and without the necessity of the consent of the Lenders, with the consent of the Agent evidenced as provided in Section 4.3(iii) below, and receipt by the Agent of each of the following documents executed, dated, and in form and substance satisfactory to the Agent, the Borrower may add an entity as a Current Subsidiary that will be subject to the terms and conditions of this Agreement:

     (i) A duly completed Compliance Certificate in the form of Exhibit "F" attached hereto.

     (ii) A Guaranty of the proposed Current Subsidiary in the form of Exhibit "E" attached hereto.

     (iii)          A  letter  executed  by the Borrower, the proposed Current
Subsidiary,  and  the  Agent,  in  the  form of Exhibit "G" attached hereto.

     (iv) Articles of Incorporation, Articles of Organization, or Partnership Agreement, of the proposed Current Subsidiary, as applicable, certified by the Secretary of State of the State of the proposed Current Subsidiary's organization, together with resolutions of the appropriate governing body of the proposed Current Subsidiary, a Certificate of Existence or Good Standing issued by the Secretary of State of the State of the proposed Current Subsidiary's organization, and a Certificate of Incumbency issued by the Secretary of the proposed Current Subsidiary's Board of Directors, Managing Member, or General Partner, as the case may be.

     (v)          Such  other  documents  as the Agent may reasonably require.



                                  ARTICLE V

                       REPRESENTATIONS AND WARRANTIES

     The  Borrower  represents  and  warrants  to  the  Lenders  that:

     5.1.          Existence  and  Standing.    Each of the Borrower and its
Subsidiaries is a corporation, partnership (in the case of Subsidiaries only) or limited liability company duly and properly incorporated or organized, as the case may be, validly existing and (to the extent such concept applies to such entity) in good standing under the laws of its jurisdiction of incorporation or organization and has all requisite authority to conduct its business in each jurisdiction in which its business is conducted.

     5.2. Authorization and Validity. The Borrower and each Current Subsidiary has the power and authority and legal right to execute and deliver the Loan Documents to which it is a party and to perform its obligations thereunder. The execution and delivery by the Borrower and by each Current Subsidiary of the Loan Documents to which it is a party and the performance of its obligations thereunder have been duly authorized by proper corporate proceedings, and the Loan Documents to which the Borrower and each Current Subsidiary is a party constitute legal, valid and binding obligations of the Borrower and each Current Subsidiary enforceable against the Borrower and each Current Subsidiary in accordance with their terms, except as enforceability may be limited by bankruptcy, insolvency or similar laws affecting the enforcement of creditors'rights generally.

     5.3. No Conflict; Government Consent. Neither the execution and delivery by the Borrower and each Current Subsidiary of the Loan Documents to which it is a party, nor the consummation of the transactions therein contemplated, nor compliance with the provisions thereof will violate (i) any law, rule, regulation, order, writ, judgment, injunction, decree or award binding on the Borrower or any of its Subsidiaries or (ii) the Borrower's or any Subsidiary's articles or certificate of incorporation, partnership agreement, certificate of partnership, articles or certificate of organization, bylaws, or operating or other management agreement, as the case may be, or (iii) the provisions of any indenture, instrument or agreement to which the Borrower or any of its Subsidiaries is a party or is subject, or by which it, or its Property, is bound, or conflict with or constitute a default thereunder, or result in, or require, the creation or imposition of any Lien in, of or on the Property of the Borrower or a Subsidiary pursuant to the terms of any such indenture, instrument or agreement. No order, consent, adjudication, approval, license, authorization, or validation of, or filing, recording or registration with, or exemption by, or other action in respect of any governmental or public body or authority, or any subdivision thereof, which has not been obtained by the Borrower or any of its Subsidiaries, is required to be obtained by the Borrower or any of its Subsidiaries in connection with the execution and delivery of the Loan Documents, the borrowings under this Agreement, the payment and performance by the Borrower of the Obligations or the legality, validity, binding effect or enforceability of any of the Loan Documents.

     5.4.          Financial Statements.   The Borrower has delivered to the
Lenders its financial statements contained in the Form 10-Q filed with the Securities and Exchange Commission on September 30, 1998, and has delivered to the Lenders it's financial statements dated as of December 31, 1998, and for the fiscal year then ended. Such statements, when combined with the financial statement of the Borrower and certain Current Subsidiaries has described in such Form 10-Q, have been prepared in accordance with generally accepted accounting principles consistently applied. Such statements present fairly the combined financial position of the Borrower and such Current Subsidiaries as of the date thereof and the results of their respective operations for the periods covered and since December 31, 1998, there has been no material adverse change in the financial position of the Borrower or of any Current Subsidiary or in the results of any of their respective operations.

     5.5. Material Adverse Change. Since December 31, 1998, there has been no change in the business, Property, condition (financial or otherwise) or results of operations of the Borrower and its Subsidiaries which could reasonably be expected to have a Material Adverse Effect.

     5.6.          Taxes.   The Borrower and its Subsidiaries have filed all
United States federal tax returns and all other tax returns which are required to be filed and have paid all taxes due pursuant to said returns or pursuant to any assessment received by the Borrower or any of its Subsidiaries, except such taxes, if any, as are being contested in good faith and as to which adequate reserves have been provided in accordance with Agreement Accounting Principles and as to which no Lien exists. No tax liens have been filed and no claims are being asserted with respect to any such taxes. The charges, accruals and reserves on the books of the Borrower and its Subsidiaries in respect of any taxes or other governmental charges are adequate. The Subsidiaries which are limited liability companies qualify for partnership tax treatment under United States federal tax law.

     5.7.     Litigation and Contingent Obligations.  Except as set forth on
Schedule 5.7, there is no litigation, arbitration, governmental investigation, proceeding or inquiry pending or, to the knowledge of any of their officers, threatened against or affecting the Borrower or any of its Subsidiaries which could reasonably be expected to have a Material Adverse Effect or which seeks to prevent, enjoin or delay the making of any Loans. Other than any liability incident to any litigation, arbitration or proceeding which (i) could not reasonably be expected to have a Material Adverse Effect or (ii) is set forth on Schedule 5.7, the Borrower has no material Contingent Obligations not provided for or disclosed in the financial statements referred to in Section 5.4.

     5.8. Subsidiaries. Schedule 5.8 contains an accurate list of all Subsidiaries of the Borrower as of the date of this Agreement, setting forth their respective jurisdictions of organization and the percentage of their respective capital stock or other ownership interests owned by the Borrower or other Subsidiaries. All of the issued and outstanding shares of capital stock or other ownership interests of such Subsidiaries have been (to the extent such concepts are relevant with respect to such ownership interests) duly authorized and issued and are fully paid and nonassessable.

     5.9. ERISA. The Unfunded Liabilities of all Single Employer Plans do not in the aggregate exceed $____________. Neither the Borrower nor any other member of the Controlled Group has incurred, or is reasonably expected to incur, any withdrawal liability to Multi-employer Plans in excess of $_____________ in the aggregate. Each Plan complies in all material respects with all applicable requirements of law and regulations, no Reportable Event has occurred with respect to any Plan, neither the Borrower nor any other member of the Controlled Group has withdrawn from any Plan or initiated steps to do so, and no steps have been taken to reorganize or terminate any Plan.

     5.10. Accuracy of Information. No information, exhibit or report furnished by the Borrower or any of its Subsidiaries to the Agent or to any Lender in connection with the negotiation of, or compliance with, the Loan Documents contained any material misstatement of fact or omitted to state a material fact or any fact necessary to make the statements contained therein not misleading.

     5.11. Regulation U. Margin stock (as defined in Regulation U) constitutes less than 25% of the value of those assets of the Borrower and its Subsidiaries which are subject to any limitation on sale, pledge, or other restriction hereunder.

     5.12.          Material  Agreements.      Neither  the Borrower nor any
Subsidiary is in default in the performance, observance or fulfillment of any of the obligations, covenants or conditions contained in (i) any agreement to which it is a party, which default could reasonably be expected to have a Material Adverse Effect or (ii) any agreement or instrument evidencing or governing Indebtedness.

     5.13. Compliance With Laws. The Borrower and its Subsidiaries have complied with all applicable statutes, rules, regulations, orders and restrictions of any domestic or foreign government or any instrumentality or agency thereof having jurisdiction over the conduct of their respective businesses or the ownership of their respective Property except for any failure to comply with any of the foregoing which could not reasonably be expected to have a Material Adverse Effect.

     5.14. Ownership of Properties. Except as set forth on Schedule 6.12, on the date of this Agreement, the Borrower and its Subsidiaries will have good title, free of all Liens other than those permitted by Section 6.12, to all of the Property and assets reflected in the Borrower's most recent consolidated financial statements provided to the Agent as owned by the Borrower and its Subsidiaries.

     5.15.      Plan Assets; Prohibited Transactions.   Neither the Borrower
nor any Subsidiary is an entity deemed to hold "plan assets" within the meaning of 29 C.F.R. 2510.3-101 of an employee benefit plan (as defined in
Section 3(3) of ERISA) which is subject to Title I of ERISA or any plan (within the meaning of Section 4975 of the Code), and neither the execution of this Agreement nor the making of Loans hereunder gives rise to a prohibited transaction within the meaning of Section 406 of ERISA or Section 4975 of the Code.

     5.16. Environmental Matters. In the ordinary course of its business, the officers of the Borrower consider the effect of Environmental Laws on the business of the Borrower and its Subsidiaries, in the course of which they identify and evaluate potential risks and liabilities accruing to the Borrower due to Environmental Laws. On the basis of this consideration, the Borrower has concluded that Environmental Laws cannot reasonably be expected to have a Material Adverse Effect. Neither the Borrower nor any Subsidiary has received any notice to the effect that its operations are not in material compliance with any of the requirements of applicable Environmental Laws or are the subject of any federal or state investigation evaluating whether any remedial action is needed to respond to a release of any Hazardous Substance into the environment, which noncompliance or remedial action could reasonably be expected to have a Material Adverse Effect.

     5.17.          Investment  Company  Act.   Neither the Borrower nor any
Subsidiary is an "investment company" or a company "controlled" by an "investment company", within the meaning of the Investment Company Act of 1940, as amended.

     5.18. Public Utility Holding Company Act. Neither the Borrower nor any Subsidiary is a "holding company" or a "subsidiary company" of a "holding company", or an "affiliate" of a "holding company" or of a "subsidiary company" of a "holding company", within the meaning of the Public Utility
Holding  Company  Act  of  1935,  as  amended.

     5.19.       Year 2000.  The Borrower has made an assessment of its Year
2000  Issues.    Based  on  such  assessment, the Borrower does not reasonably anticipate  that  Year  2000  Issues  will  have  a  Material  Adverse Effect.

     5.20. Subordinated Indebtedness. The Obligations constitute senior indebtedness which is entitled to the benefits of the subordination provisions of all outstanding Subordinated Indebtedness.

     5.21. Insurance. The certificate signed by the President or Chief Financial Officer of the Borrower that attests to the existence and adequacy of, and summarizes, the property and casualty insurance program carried by the Borrower with respect to itself and its Subsidiaries and that has been furnished by the Borrower to the Agent and the Lenders, is complete and accurate. This summary includes the insurer's or insurers' name(s), policy number(s), expiration date(s), amount(s) of coverage, type(s) of coverage,
exclusion(s),  and  deductibles.    This  summary  also  includes  similar
information, and describes any reserves, relating to any self-insurance program that is in effect.



                                  ARTICLE VI

                                 COVENANTS

     During the term of this Agreement and until all Obligations of the Borrower terminate or are paid and satisfied in full, and so long as the Commitment, the Swing Loan Commitment or any Letter of Credit is outstanding, unless the Required Lenders shall otherwise consent in writing:

     6.1. Financial Reporting. The Borrower will maintain, for itself and each Subsidiary, a system of accounting established and administered in accordance with generally accepted accounting principles, and furnish to the
Lenders:

     (i) Within one hundred twenty (120) days after the close of each of its fiscal years, an unqualified audit report certified by DeLoitte Touche, LLP or other nationally recognized accounting firm chosen by the Borrower and approved by the Required Lenders, prepared in accordance with Agreement Accounting Principles on a consolidated and consolidating basis (consolidating statements need not be certified by such accountants) for itself and its Subsidiaries, including balance sheets as of the end of such period, related profit and loss and reconciliation of surplus statements, and a statement of cash flows, accompanied a certificate of said accountants that, in the course of their examination necessary for their certification of the foregoing, they have obtained no knowledge of any Default or Unmatured Default, or if, in the opinion of such accountants, any Default or Unmatured Default shall exist, stating the nature and status thereof. The Borrower shall furnish to the Lenders any management letter prepared by the accountant in connection with their audit of the Borrower within forty-five (45) days of the issuance of said letter.

     (ii) Within forty-five (45) days after the close of the first three quarterly periods of each of its fiscal years, for itself and its Subsidiaries, consolidated unaudited balance sheets as at the close of each such period and consolidated profit and loss and reconciliation of surplus statements and a statement of cash flows for the period from the beginning of such fiscal year to the end of such quarter, all certified by its chief financial officer.

     (iii) Together with the financial statements required under Sections 6.1(i) and (ii), a compliance certificate in substantially the form of Exhibit "F" signed by its chief financial officer showing the calculations necessary to determine compliance with this Agreement and stating that no Default or Unmatured Default exists, or if any Default or Unmatured Default exists, stating the nature and status thereof.

     (iv) Immediately upon learning of the occurrence of a Default of Unmatured Default, or the institution of, or any adverse determination in any litigation, arbitration proceeding, or governmental proceeding which is material to the Borrower or any Subsidiary, or the occurrence of any event which could have a Material Adverse Effect upon the Borrower or any Subsidiary, written notice thereof describing the same and the steps being taken with respect thereto.

     (v) Within thirty (30) days after the end of each month, a Borrowing Base Certificate as of that month-end and promptly as of such other dates as the Lenders may reasonably require and in such form as the Lenders may reasonably require.

     (vi) As soon as possible and in any event within 10 days after the Borrower knows that any Reportable Event has occurred with respect to any Plan, a statement, signed by the chief financial officer of the Borrower, describing said Reportable Event and the action which the Borrower proposes to take with respect thereto.

     (vii) As soon as possible and in any event within 10 days after receipt by the Borrower, a copy of (a) any notice or claim to the effect that the Borrower or any of its Subsidiaries is or may be liable to any Person as a result of the release by the Borrower, any of its Subsidiaries, or any other
Person of any toxic or Hazardous Substance into the environment, and (b) any notice alleging any violation of any federal, state or local environmental, health or safety law or regulation by the Borrower or any of its Subsidiaries, which, in either case, could reasonably be expected to have a Material Adverse Effect.

     (viii) Promptly upon the furnishing thereof to the shareholders of the Borrower, copies of all financial statements, reports and proxy statements so furnished.

     (ix) Promptly upon the filing thereof, copies of all registration statements and annual, quarterly, monthly or other regular reports which the Borrower or any of its Subsidiaries files with the Securities and Exchange Commission.

     (x) Such other information (including nonfinancial information) as the Agent or any Lender may from time to time reasonably request.

     6.2. Use of Proceeds. The Borrower will use the proceeds of the Advances and the Letter of Credit for general corporate purposes. The
Borrower will not, nor will it permit any Subsidiary to, use any of the proceeds of the Advances to purchase or carry any "margin stock"(as defined in Regulation U).

     6.3. Conduct of Business. The Borrower will, and will cause each Subsidiary to, carry on and conduct its business in substantially the same manner and in substantially the same fields of enterprise as it is presently conducted and do all things necessary to remain duly incorporated or organized, validly existing and (to the extent such concept applies to such entity) in good standing as a domestic corporation, partnership or limited liability company in its jurisdiction of incorporation or organization, as the case may be, and maintain all requisite authority to conduct its business in each jurisdiction in which its business is conducted.

     6.4. Taxes. The Borrower will, and will cause each Subsidiary to, timely file complete and correct United States federal and applicable foreign, state and local tax returns required by law and pay when due all taxes, assessments and governmental charges and levies upon it or its income, profits or Property, except those which are being contested in good faith by appropriate proceedings and with respect to which adequate reserves have been set aside in accordance with Agreement Accounting Principles. At the time any of the Borrower's Subsidiaries is organized as a limited liability company, each such limited liability company will qualify for partnership tax treatment under United States federal tax law.

     6.5. Insurance. The Borrower will, and will cause each Subsidiary to, maintain with financially sound and reputable insurance companies insurance on all their Property in such amounts and covering such risks as is consistent with sound business practice, and the Borrower will furnish to any Lender upon request full information as to the insurance carried.

     6.6. Compliance with Laws. The Borrower will, and will cause each Subsidiary to, comply with all laws, rules, regulations, orders, writs, judgments, injunctions, decrees or awards to which it may be subject including, without limitation, all Environmental Laws.

     6.7. Maintenance of Properties. The Borrower will, and will cause each Subsidiary to, do all things necessary to maintain, preserve, protect and keep its Property in good repair, working order and condition, and make all necessary and proper repairs, renewals and replacements so that its business carried on in connection therewith may be properly conducted at all times.

     6.8. Inspection. The Borrower will, and will cause each Subsidiary to, permit the Agent and the Lenders, by their respective representatives and agents, and during normal business hours or as agreed by the Agent and the Borrower, to inspect any of the Property, books and financial records of the Borrower and each Subsidiary, to examine and make copies of the books of accounts and other financial records of the Borrower and each Subsidiary, and to discuss the affairs, finances and accounts of the Borrower and each Subsidiary with, and to be advised as to the same by, their respective officers at such reasonable times and intervals as the Agent or any Lender may designate.

     6.9. Restricted Payments. Except as hereinafter provided, the Borrower shall not, and shall not permit any Current Subsidiary to: (i) declare or pay any dividends, either in cash or property, on any shares of its capital stock of any class, except dividends or distributions payable (a) solely in shares of capital stock of the Borrower, or (b) by a Current Subsidiary to the Borrower or to another Current Subsidiary; (ii) directly or indirectly purchase, redeem or retire any shares of its capital stock of any class or any warrants, rights, or options to purchase or acquire any shares of its capital stock, other than (a) the lapse or cancellation of stock warrants, rights, or options for which no direct or indirect consideration was paid by the Borrower or any Current Subsidiary, or (b) in exchange for or out of the net cash proceeds of the Borrower from the substantially concurrent issue or sale of other shares of capital stock of the Borrower or warrants, rights or options to purchase or acquire any shares of its capital stock; (iii) purchase, redeem, or retire, or otherwise make any payment or distribution, either directly or indirectly, in respect of any of its subordinated indebtedness; or (iv) make any other payment or distribution, either directly or indirectly, in respect of its capital stock (such declarations or payments of dividends, purchases, redemptions or retirements of capital stock and warrants, rights or options and all such other payments or distributions being herein collectively referred to in this Section 6.9 as "Restricted Payments"), if after giving effect thereto any Default of Unmatured Default shall have occurred and be continuing, or if the sum of the aggregate amount of any such Restricted Payments made from and after June 30, 1995, to and including the date of the making of the Restricted Payment in question would exceed the sum of (A) $2,000,000.00 plus (B) fifty percent (50%) of Consolidated Net Income for such period, computed on a cumulative basis for said entire period (or if such Consolidated Net Income is a deficit figure, then minus one hundred percent (100%) of such deficit). The Borrower shall not declare any dividend which constitutes a Restricted Payment payable more than sixty (60) days after the date of the declaration thereof. For purposes hereof, the amount of any Restricted Payment declared, paid or distributed in property shall be deemed to be the greater of the book value or fair market value as determined in good faith by the Board of Directors of the borrower of such property at the time of the making of the Restricted Payment in question.

     6.10. Debt. Neither the Borrower nor any Current Subsidiary shall incur nor permit to exist any Indebtedness in excess of $100,000.00, in the aggregate, except:

     (i)          to  the  Lenders  under  this  Agreement;

     (ii)          to  the  holders  of  the  Senior  Notes;

     (iii) for standby letters of credit issued by affiliate national banking associations of the Lenders pursuant to the requirements of local municipalities for development projects outside of Indianapolis, Indiana;

     (iv) for seller financing of the future acquisition of unimproved real estate by the Borrower or by a Current Subsidiary, provided that no Default or Unmatured Default exists and that such financing is unsecured or is secured only by the real estate to which it relates and is subordinated to the Obligations and has received the Required Lenders' prior written consent, which shall not be unreasonably withheld;

     (v) indebtedness related to mortgages assumed by the Borrower or a Current Subsidiary on residential real estate acquired from its customers in the ordinary course of business contemporaneously with the sale of a new residence by the Borrower or such Current Subsidiary to such customer, provided that no Default or Unmatured Default exists and that the assumption of such indebtedness shall not result in a Default or an Unmatured Default; and

     (vi) for those existing obligations disclosed on the Schedule attached hereto as Schedule 6.10;

provided, however, that the amount of any such indebtedness described in paragraphs (iv), (v), and (vi) of this Section 6.10 in the aggregate shall at no time exceed five percent (5%) of Total Capitalization. For purposes of this covenant, the phrase "indebtedness for borrowed money" shall be construed to include capital lease obligations.

     6.11. Loans or Advances and Investments. Neither the Borrower nor any Current Subsidiary shall make or permit to exist any loans or advances to any other person or entity or make any investments, except for:
     (i) extensions of credit or credit accommodations to customers or vendors made by the Borrower or such Current Subsidiary in the ordinary course of its business as now conducted;

     (ii) loans or advances between the Borrower and any Current Subsidiary or between two Current Subsidiaries;

     (iii) reasonable salary advances to non-executive employees, and other advances to agents and employees for anticipated expenses to be incurred on behalf of the Borrower or such Current Subsidiary in the course of discharging their assigned duties;

     (iv) Investments in certificates of deposit maturing within one (1) year from the date of issuance thereof, issued by a Bank or trust company organized under the laws of the United States or any State thereof, having capital, surplus and undivided profits aggregating at least $150,000,000.00 and whose long-term certificates of deposit are, at the time of acquisition thereof by the Borrower or Current Subsidiary, rated A or better by either Standard & Poor's Ratings Group or Moody's Investors Services, Inc.;

     (v) Investments in direct obligations maturing within one (1) year or less from the date of acquisition thereof of any municipality organized under the laws of any state or the United States or any agency or instrumentality of such municipality which, at the time of acquisition by the Borrower or Current Subsidiary, are rated BBB or higher by Standard & Poor's Corporation, or Baa or higher by Moody's Investors Services, Inc., or similar rating by any other nationally recognized credit rating agency of similar standing;

     (vi) Investments in commercial paper maturing in 270 days or less from the date of issuance which, at the time of acquisition by the Borrower or Current Subsidiary, is accorded the highest rating by Standard & Poor's Ratings Group, Moody's Investors Services, Inc. or other nationally recognized credit rating agency of similar standing;

(vii) Investments in non-consolidated joint venture partnerships formed to engage principally in single-family land development provided such investments do not exceed twenty-five percent (25%) of the Borrower's Consolidated Tangible Net Worth;

     (viii) other Investments (in addition to those permitted by the foregoing paragraphs (iv), (v), (vi), and (vii)) provided that such other investments (A) are not outside the Borrower's general line of business, (B) in the aggregate do not at any time exceed fifteen percent (15%) of the Total Capitalization, and (C) after giving effect to such other investments, no Default or Unmatured Default shall have occurred and be continuing; and

     (ix)         the specific items listed in the Schedule attached hereto as
Schedule    6.11.

      6.12. Liens. Neither the Borrower nor any Current Subsidiary shall create or permit to exist any mortgage, pledge, title retention lien or other lien, encumbrance or security interest (all of which are hereafter referred to in this subsection as a "lien" or "liens") which respect to any property or assets now owned or hereafter acquired except:

(i) liens in favor of the Lenders created pursuant to the requirements of this Agreement or otherwise;

     (ii) any lien or deposit with any governmental agency required or permitted to qualify the Borrower or such Current Subsidiary to conduct business or exercise any privilege, franchise or license, or to maintain self-insurance or to obtain the benefits of or secure obligations under any law pertaining to workmen's compensation, unemployment insurance, old age pensions, social security or similar matters, or to obtain any stay or discharge in any legal or administrative proceedings, or any similar lien or deposit arising in the ordinary course of business;

     (iii) any mechanic's, workmen's, repairmen's, carrier's, warehousemen's or other like liens arising in the ordinary course of business for amount not yet due and for the payment of which adequate reserves have been established, or deposits made to obtain the release of such liens;

     (iv) easements, licenses, minor irregularities in title or minor encumbrances on or over any real property existing for more than thirty (30) days after the Borrower or such Current Subsidiary first becomes aware of any such time, which do not, in the reasonable judgment of the Lenders, materially detract from the value of such property or its marketability or its usefulness in the business of the Borrower or such Current Subsidiary;

     (v) liens for taxes and governmental charges which are not yet due or which are being contested in good faith and by appropriate proceedings and for which appropriate reserves have been established;

     (vi) liens created by or resulting from any litigation or legal proceeding which is being contested in good faith and by appropriate proceedings for which appropriate reserves have been established;

     (vii) liens created after the date of this Agreement to secure seller financing of the future acquisition of unimproved real estate by the Borrower or by a Current Subsidiary, which financing has received the Required Lenders' prior written consent pursuant to Section 6.10 of this Agreement, and which liens are limited to the real estate acquired with the proceeds of such financing;

     (viii) liens assumed by the Borrower or a Current Subsidiary on residential real estate acquired from its customers in the ordinary course of its business as now conducted contemporaneously with the sale of a new residence by the Borrower or such Current Subsidiary to such customer;

     (ix)       liens on specific property related to capital lease financing;
and

     (x)          those  specific liens now existing described on the Schedule
attached  hereto  as  Schedule    6.12;

provided,  however,  that the liens described in paragraphs (vii), (viii), and
(ix)  of  this  Section    6.12  shall  be  subject  to  the  following:

          (A) such a lien shall attach solely to the property acquired and with respect to any single purchase, acquisition, or capitalized lease transaction, shall not be in excess of eighty percent (80%) of the total appraised value, purchase price, or capitalized cost (as applicable) of such property; and

          (B) the amount remaining unpaid on the purchase price, the assumed obligations secured by such liens, and/or the lease payments in the aggregate shall at not time exceed five percent (5%) of Total Capitalization.

      6.13. Guaranties. Neither the Borrower nor any Current Subsidiary shall be a guarantor or surety of, or otherwise be responsible in any manner with respect to any undertaking of any other person or entity, whether by guaranty agreement or by agreement to purchase any obligations, stock, assets, goods or services, or to supply or advance any funds, assets, goods or services, or otherwise, except for:

     (i)          guaranties  in  favor  of  the  Lenders;

     (ii) the several obligations of the Borrower and the Current Subsidiaries, as "co-obligors," to the holders of the Senior Notes;

     (iii) guaranties by endorsement of instruments for deposit made in the ordinary course of business; and

     (iv)          those  specific  existing guaranties listed in the Schedule
attached  hereto  as  Schedule    6.13.

      6.14. Mergers, Consolidations, Sales, Acquisition or Formation of Subsidiaries. Neither the Borrower nor any Current Subsidiary shall (i) be a party to any consolidation or to any merger or purchase the capital stock of or otherwise acquire any equity interest in any other business entity, except for investment purposes only in readily marketable securities where the aggregate amount of equity interest held is less than ten percent (10%) of the voting power of the acquired party; (ii) acquire any material part of the assets of any other business entity, except in the ordinary course of business; (iii) except in the ordinary course of business, sell, transfer, convey, lease or otherwise dispose of all or any substantial part of the assets of the Borrower and the Current Subsidiaries; or (iv) sell or assign with or without recourse any receivable; provided, however, that the Borrower may consolidate or merge with any other corporation if the surviving or continuing corporation shall be the Borrower and at the time of such consolidation or merger and after giving effect thereto no Default or Unmatured Default shall have occurred or be continuing. For purposes of the preceding sentence, a sale, lease or other disposition of assets shall be deemed to be a "substantial part" of the assets of the Borrower and the Current Subsidiaries if the book value of such assets, when added to the book value of all other assets sold, leased or otherwise disposed by the Borrower and/or a Current Subsidiary (other than in the ordinary course of business), during the 12-month period ending with the date of such sale, lease or other disposition, exceeds five percent (5%) of Total Assets. The Borrower shall not cause to be created or otherwise acquire any Subsidiaries unless within thirty (30) calendar days after such Subsidiary is formed or acquired by the Borrower it becomes a Current Subsidiary for all purposes of this Agreement pursuant to Section 4.3 hereof.

      6.15. Judgments. Neither the Borrower nor any Current Subsidiary shall permit any uninsured judgment or monetary penalty rendered against it in any judicial or administrative proceeding to remain unsatisfied for a period in excess of forty-five (45) days, if such judgment or penalty together with all other such judgments and penalties are in an aggregate amount in excess of $50,000.00 or unless such judgment or penalty is being contested in good faith by appropriate proceedings and execution upon such judgment has been stayed, and unless an appropriate reserve has been established with respect thereto.

      6.16.       Year 2000.   The Borrower will take and will cause each of
its Subsidiaries to take all such actions as are reasonably necessary to assure that Year 2000 Issues will not have a Material Adverse Effect.

     6.17.      Affiliates.   The Borrower will not, and will not permit any
Subsidiary to, enter into any transaction (including, without limitation, the purchase or sale of any Property or service) with, or make any payment or transfer to, any Affiliate except in the ordinary course of business and pursuant to the reasonable requirements of the Borrower's or such Subsidiary's business and upon fair and reasonable terms no less favorable to the Borrower or such Subsidiary than the Borrower or such Subsidiary would obtain in a comparable arms-length transaction.

      6.18.    Financial  Covenants.

      6.18.1. Current Ratio. The Borrower shall maintain as of the end of each fiscal quarter the ratio of Consolidated Current Assets to Consolidated Current Liabilities at a level not less than 1.50 to 1.00.
      6.18.2.      Consolidated  Tangible  Net  Worth.    The Borrower shall
maintain at all times its Consolidated Tangible Net Worth at a level not less than an amount equal to the sum of (i) One Hundred Ten Million and 00/100 Dollars ($110,000,000.00) plus (ii) fifty percent (50%) of Consolidated Net Income determined on a cumulative basis for each fiscal quarter ending on and after December 31, 1998; provided, that for the purposes of the foregoing calculation, in the event that Consolidated Net Income is a deficit figure for any such fiscal quarter, Consolidated Net Income for such fiscal quarter shall be deemed to be zero and, accordingly, shall not reduce the amount of Consolidated Tangible Net Worth required to be maintained pursuant to this Section, plus (iii) one hundred percent (100%) of the net proceeds received by the Borrower from any capital stock issued after December 31, 1998.

      6.18.3. Ratio of Total Debt to Total Capitalization. The Borrower shall maintain at all times the ratio of its Total Debt to its Total Capitalization at a level not greater than .60 to 1.00.

      6.18.4. Fixed Charge Coverage Ratio. For each period of four (4) consecutive fiscal quarters commencing with the fiscal quarter ending on June 30, 1999, the Borrower shall maintain the ratio of the sum of Consolidated Net Income plus Fixed Charges and taxes over Fixed Charges at a level not less than 2.00 to 1.00.

      6.18.5.      Ratio  of  Consolidated  Land to Consolidated Tangible Net
Worth.    The  Borrower  shall  maintain  at  all  times  the  ratio  of  its
Consolidated Land to its Consolidated Tangible Net Worth at a level not greater than 1.25 to 1.00.

     6.18.6. Ratio of Total Debt to the Borrowing Base. The Company shall maintain at all times the ratio of its Total Debt to the Borrowing Base at a level not greater than 1.00 to 1.00. Notwithstanding the provisions to the contrary set forth in Section 7.3 hereof, in the event that the Borrower is not in compliance with this covenant at any time, the Borrower shall have thirty (30) days from either the effective date of the Borrowing Base
Certificate demonstrating such non-compliance or the date of an audit completed by the Agent on which such determination is founded to cure the imbalance before such non-compliance shall be considered a Default hereunder.

     6.19  .     Hazardous Substances.  The Borrower shall not nor shall any
Current Subsidiary allow or permit to continue the release or threatened release of any Hazardous Substance in any reportable quantities on any premises owned or occupied or under lease by the Borrower or any Current Subsidiary.


                                 ARTICLE VII

                                  DEFAULTS

     The occurrence of any one or more of the following events shall constitute a Default:

      7.1. Any representation or warranty made or deemed made by or on behalf of the Borrower or any of its Subsidiaries to the Lenders or the Agent under or in connection with this Agreement, any Loan, or any certificate or information delivered in connection with this Agreement or any other Loan Document shall be materially false on the date as of which made.

      7.2. Failure of the Borrower to pay any principal, interest, or fees of the Revolving Loan or the Swing Line Loan within two (2) Business Days after the date due, or the failure of the borrower to reimburse Bank One for any drawing under a Letter of Credit when paid thereunder or to pay when due any fees due in connection with any Letter of Credit or the failure of the Borrower to pay when due any other obligations under any of the Loan Documents within five days after the same becomes due.

      7.3.     The breach by the Borrower of any of the terms or provisions of
Section  6.2,  6.9,  6.10,  6.11, 6.12, 6.13, 6.14, 6.15, 6.16, 6.17, 6.18, or
6.19.

      7.4. The breach by the Borrower (other than a breach which constitutes a Default under another Section of this Article VII) of any of the terms or provisions of this Agreement which is not remedied within thirty (30) calendar days after written notice from the Agent or any Lender.

      7.5. Failure of the Borrower or any of its Current Subsidiaries or any Guarantor to pay when due any Indebtedness in excess of $1,000,000.00 ("Material Indebtedness"); or the default by the Borrower or any of its Subsidiaries in the performance (beyond the applicable grace period with respect thereto, if any) of any term, provision or condition contained in any agreement under which any such Material Indebtedness was created or is governed, or any other event shall occur or condition exist, the effect of which default or event is to cause, or to permit the holder or holders of such Material Indebtedness to cause, such Indebtedness to become due prior to its stated maturity; or any Material Indebtedness of the Borrower or any of its Subsidiaries or any Guarantor shall be declared to be due and payable or required to be prepaid or repurchased (other than by a regularly scheduled payment) prior to the stated maturity thereof; or the Borrower or any of its Subsidiaries or any Guarantor shall not pay, or admit in writing its inability to pay, its debts generally as they become due.

      7.6. The Borrower or any of its Current Subsidiaries shall (i) have an order for relief entered with respect to it under the Federal bankruptcy laws as now or hereafter in effect, (ii) make an assignment for the benefit of creditors, (iii) apply for, seek, consent to, or acquiesce in, the appointment of a receiver, custodian, trustee, examiner, liquidator or similar official for it or any Substantial Portion of its Property, (iv) institute any proceeding seeking an order for relief under the Federal bankruptcy laws as now or hereafter in effect or seeking to adjudicate it a bankrupt or insolvent, or seeking dissolution, winding up, liquidation, reorganization, arrangement, adjustment or composition of it or its debts under any law relating to bankruptcy, insolvency or reorganization or relief of debtors or fail to file an answer or other pleading denying the material allegations of any such proceeding filed against it, (v) take any corporate or partnership action to authorize or effect any of the foregoing actions set forth in this
Section 7.6 or (vi) fail to contest in good faith any appointment or proceeding described in Section 7.7.

      7.7. Without the application, approval or consent of the Borrower or any of its Current Subsidiaries, a receiver, trustee, examiner, liquidator or similar official shall be appointed for the Borrower or any of its Current Subsidiaries or any Substantial Portion of its Property, or a proceeding described in Section 7.6(iv) shall be instituted against the Borrower or any of its Current Subsidiaries and such appointment continues undischarged or such proceeding continues undismissed or unstayed for a period of thirty (30) consecutive calendar days.

      7.8. Any court, government or governmental agency shall condemn, seize or otherwise appropriate, or take custody or control of, all or any portion of the Property of the Borrower and of its Current Subsidiaries which, when taken together with all other Property of the Borrower or the Current Subsidiary so condemned, seized, appropriated, or taken custody or control of, during the twelve month period ending with the month in which any such action occurs, constitutes a Substantial Portion.

     7.9. The Borrower or any of its Current Subsidiaries shall (i) be the subject of any proceeding or investigation pertaining to the release by the Borrower, any of its Current Subsidiaries or any other Person of any toxic or hazardous waste or substance into the environment, or (ii) violate any Environmental Law, which, in the case of an event described in clause (i) or clause (ii), could reasonably be expected to have a Material Adverse Effect.

     7.10. The occurrence of any "default", as defined in any Loan Document (other than this Agreement) or the breach of any of the terms or provisions of any Loan Document (other than this Agreement), which default or breach continues beyond any period of grace therein provided

     7.11. Any Guaranty shall fail to remain in full force or effect or any action shall be taken to discontinue or to assert the invalidity or unenforceability of any Guaranty, or any Guarantor shall fail to comply with any of the terms or provisions of any Guaranty to which it is a party, or any Guarantor shall deny that it has any further liability under any Guaranty to which it is a party, or shall give notice to such effect.


                                 ARTICLE VIII

               ACCELERATION, WAIVERS, AMENDMENTS AND REMEDIES

     8.1. Acceleration. If any Default described in Section 7.6 or 7.7 occurs with respect to the Borrower, the obligations of the Lenders to make Loans hereunder shall automatically terminate, the obligation of Bank One to issue Letters of Credit and to make Advances under the Swing Line Loan shall automatically terminate, and the Obligations shall immediately become due and payable without any election or action on the part of the Agent or any Lender.
 If any other Default occurs, the Required Lenders (or the Agent with the consent of the Required Lenders) may terminate or suspend the obligations of the Lenders to make Loans hereunder, Bank One may elect in its sole discretion or the Required Lenders may elect to terminate or suspend the obligation to issue Letters of Credit or to make Advances under the Swing Line Loan, or the Required Lenders may declare the Obligations to be due and payable, or all of the foregoing, whereupon the Obligations shall become immediately due and payable, without presentment, demand, protest or notice of any kind, all of which the Borrower hereby expressly waives. Notwithstanding any other provision to the contrary herein, any Lender who fails to fund an Advance, or to reimburse Bank One with respect to an unreimbursed drawing under a Letter of Credit, or to make any other payment required pursuant to Article II hereof, shall not be permitted to vote in connection with any action or remedy taken, or waiver granted in connection with a Default until such Lender is once again in compliance with Article II, and for purposes of determining the requisite vote of Required Lenders under such circumstances, the Aggregate Commitment shall be deemed reduced by the amount of such Lender's Commitment until such Lender is again entitled to vote.

     8.2. Amendments. Subject to the provisions of this Article VIII, the Required Lenders (or the Agent with the consent in writing of the Required Lenders) and the Borrower may enter into agreements supplemental hereto for the purpose of adding or modifying any provisions to the Loan Documents or changing in any manner the rights of the Lenders or the Borrower hereunder or waiving any Default hereunder; provided, however, that no such supplemental agreement shall, without the consent of all of the Lenders:

     (i) Extend the final maturity of any Loan, or of the Swing Line Loan, or postpone any regularly scheduled payment of principal of any Loan or of the Swing Line Loan, or forgive all or any portion of the principal amount thereof, or reduce the rate or extend the time of payment of interest or fees thereon.

     (ii)        Reduce the percentage specified in the definition of Required
Lenders.

     (iii) Extend the Facility Termination Date, or reduce the amount or extend the payment date for, the mandatory payments required under Section 2.2, or increase the amount of the Aggregate Commitment or of the Commitment of any Lender hereunder, or permit the Borrower to assign its rights under this Agreement.

     (iv)          Amend  this  Section  8.2.

     (v)          Release  any  Guarantor  of  any  Advance.

No amendment of any provision of this Agreement relating to the Agent shall be effective without the written consent of the Agent. The Agent may waive payment of the fee required under Section 12.3.2 without obtaining the consent of any other party to this Agreement. No amendment of any provision of this Agreement relating to the Swing Line Loan or to Letters of Credit shall be effective without the written consent of Bank One.

     8.3. Preservation of Rights. No delay or omission of the Lenders, Bank One or the Agent to exercise any right under the Loan Documents shall impair such right or be construed to be a waiver of any Default or an acquiescence therein, and the making of an Advance, or a Loan or the issuance of a Letter of Credit notwithstanding the existence of a Default or the inability of the Borrower to satisfy the conditions precedent to such Loan shall not constitute any waiver or acquiescence. Any single or partial exercise of any such right shall not preclude other or further exercise thereof or the exercise of any other right, and no waiver, amendment or other variation of the terms, conditions or provisions of the Loan Documents whatsoever shall be valid unless in writing signed by the Lenders required pursuant to Section 8.2, and then only to the extent in such writing specifically set forth. All remedies contained in the Loan Documents or by law afforded shall be cumulative and all shall be available to the Agent and the Lenders until the Obligations have been paid in full.


                                  ARTICLE IX

                             GENERAL PROVISIONS

     9.1.          Survival  of  Representations.    All representations and
warranties of the Borrower contained in this Agreement shall survive the making of the credit facilities herein contemplated.

     9.2. Governmental Regulation. Anything contained in this Agreement to the contrary notwithstanding, no Lender shall be obligated to extend credit to the Borrower in violation of any limitation or prohibition provided by any applicable statute or regulation.

     9.3. Headings. Section headings in the Loan Documents are for convenience of reference only, and shall not govern the interpretation of any of the provisions of the Loan Documents.

     9.4.          Entire  Agreement.   The Loan Documents embody the entire
agreement and understanding among the Borrower, the Agent and the Lenders and supersede all prior agreements and understandings among the Borrower, the Agent and the Lenders relating to the subject matter thereof other than the fee letter described in Section 10.13.

     9.5. Several Obligations; Benefits of this Agreement. The respective obligations of the Lenders hereunder are several and not joint and no Lender shall be the partner or agent of any other (except to the extent to which the Agent is authorized to act as such). The failure of any Lender to perform any of its obligations hereunder shall not relieve any other Lender from any of its obligations hereunder. This Agreement shall not be construed so as to confer any right or benefit upon any Person other than the parties to this Agreement and their respective successors and assigns.

     9.6.          Expenses;  Indemnification.

(i) The Borrower shall reimburse the Agent for any costs, internal charges and out-of-pocket expenses (including attorneys' fees and time charges of attorneys for the Agent, which attorneys may be employees of the Agent) paid or incurred by the Agent in connection with the preparation, negotiation, execution, delivery, syndication, review, amendment, modification, and administration of the Loan Documents. The Borrower also agrees to reimburse the Agent and the Lenders for any costs, internal charges and out-of-pocket expenses (including attorneys' fees and time charges of attorneys for the Agent and the Lenders, which attorneys may be employees of the Agent or the Lenders) paid or incurred by the Agent or any Lender in connection with the collection and enforcement of the Loan Documents.
     (ii) The Borrower hereby further agrees to indemnify the Agent, Bank One as issuer of Letters of Credit, and each Lender, its directors, officers and employees against all losses, claims, damages, penalties, judgments, liabilities and expenses (including, without limitation, all expenses of litigation or preparation therefor whether or not the Agent, Bank One as issuer of Letters of Credit, or any Lender is a party thereto) which any of them may pay or incur arising out of or relating to this Agreement, the other Loan Documents, the transactions contemplated hereby or the direct or indirect application or proposed application of the proceeds of any credit facility provided hereunder except to the extent that they are determined in a final non-appealable judgment by a court of competent jurisdiction to have resulted from the gross negligence or willful misconduct of the party seeking indemnification. The obligations of the Borrower under this Section 9.6 shall survive the termination of this Agreement.

     9.7. Numbers of Documents. All statements, notices, closing documents, and requests hereunder shall be furnished to the Agent with sufficient counterparts so that the Agent may furnish one to each of the Lenders.

     9.8. Accounting. Except as provided to the contrary herein, all accounting terms used herein shall be interpreted and all accounting determinations hereunder shall be made in accordance with Agreement Accounting Principles, except that any calculation or determination which is to be made on a consolidated basis shall be made for the Borrower and all its Current Subsidiaries, including those Current Subsidiaries, if any, which are unconsolidated on the Borrower's audited financial statements.

     9.9.          Severability  of  Provisions.   Any provision in any Loan
Document that is held to be inoperative, unenforceable, or invalid in any jurisdiction shall, as to that jurisdiction, be inoperative, unenforceable, or invalid without affecting the remaining provisions in that jurisdiction or the operation, enforceability, or validity of that provision in any other jurisdiction, and to this end the provisions of all Loan Documents are declared to be severable.

     9.10. Non-liability of Lenders. The relationship between the Borrower on the one hand and the Lenders and the Agent on the other hand shall be solely that of borrower and lender. Neither the Agent nor any Lender shall have any fiduciary responsibilities to the Borrower. Neither the Agent nor any Lender undertakes any responsibility to the Borrower to review or inform the Borrower of any matter in connection with any phase of the Borrower's business or operations. The Borrower agrees that neither the Agent nor any Lender shall have liability to the Borrower (whether sounding in tort, contract or otherwise) for losses suffered by the Borrower in connection with, arising out of, or in any way related to, the transactions contemplated and the relationship established by the Loan Documents, or any act, omission or event occurring in connection therewith, unless it is determined in a final non-appealable judgment by a court of competent jurisdiction that such losses resulted from the gross negligence or willful misconduct of the party from which recovery is sought. Neither the Agent nor any Lender shall have any liability with respect to, and the Borrower hereby waives, releases and agrees not to sue for, any special, indirect or consequential damages suffered by the Borrower in connection with, arising out of, or in any way related to the Loan Documents or the transactions contemplated thereby.

     9.11. Confidentiality. Each Lender agrees to hold any confidential information which it may receive from the Borrower pursuant to this Agreement in confidence, except for disclosure (i) to its Affiliates and to other Lenders and their respective Affiliates, (ii) to legal counsel, accountants, and other professional advisors to such Lender or to a Transferee, (iii) to regulatory officials, (iv) to any Person as requested pursuant to or as required by law, regulation, or legal process, (v) to any Person in connection with any legal proceeding to which such Lender is a party, (vi) to such Lender's direct or indirect contractual counterparties in swap agreements or to legal counsel, accountants and other professional advisors to such counterparties, and (vii) permitted by Section 12.4. Notwithstanding the foregoing, in the event that a Lender is requested or becomes legally compelled or obligated to disclose any of the Borrower's confidential information, such Lender will provide the Borrower with prompt written notice of such request so that the Borrower may seek an appropriate protective order or other appropriate remedy only if such disclosure to the Borrower is not prohibited by law or by the order requesting such confidential information.

     9.12. Non-reliance. Each Lender hereby represents that it is not relying on or looking to any margin stock (as defined in Regulation U of the Board of Governors of the Federal Reserve System) for the repayment of the Loans provided for herein.


                                  ARTICLE X

                                 THE AGENT

     10.1.      Appointment; Nature of Relationship.  Bank One, Indiana, NA
is hereby appointed by each of the Lenders as its contractual representative (herein referred to as the "Agent") hereunder and under each other Loan Document, and each of the Lenders irrevocably authorizes the Agent to act as the contractual representative of such Lender with the rights and duties expressly set forth herein and in the other Loan Documents. The Agent agrees to act as such contractual representative upon the express conditions contained in this Article X. Notwithstanding the use of the defined term "Agent," it is expressly understood and agreed that the Agent shall not have any fiduciary responsibilities to any Lender by reason of this Agreement or any other Loan Document and that the Agent is merely acting as the contractual representative of the Lenders with only those duties as are expressly set forth in this Agreement and the other Loan Documents. In its capacity as the Lenders' contractual representative, the Agent (i) does not hereby assume any fiduciary duties to any of the Lenders, (ii) is a "representative" of the Lenders as secured parties within the meaning of Section 9-105 of the Uniform Commercial Code and (iii) is acting as an independent contractor, the rights and duties of which are limited to those expressly set forth in this Agreement and the other Loan Documents. Each of the Lenders hereby agrees to assert no claim against the Agent on any agency theory or any other theory of liability for breach of fiduciary duty, all of which claims each Lender hereby waives.

     10.2. Powers. The Agent shall have and may exercise such powers under the Loan Documents as are specifically delegated to the Agent by the terms of each thereof, together with such powers as are reasonably incidental thereto. The Agent shall have no implied duties to the Lenders, or any obligation to the Lenders to take any action thereunder except any action specifically provided by the Loan Documents to be taken by the Agent.

     10.3.          General  Immunity.    Neither  the  Agent nor any of its
directors, officers, agents or employees shall be liable to the Borrower, the Lenders or any Lender for any action taken or omitted to be taken by it or them hereunder or under any other Loan Document or in connection herewith or therewith except to the extent such action or inaction is determined in a final non-appealable judgment by a court of competent jurisdiction to have arisen from the gross negligence or willful misconduct of such Person.

     10.4. No Responsibility for Loans, Recitals, etc. Neither the Agent nor any of its directors, officers, agents or employees shall be responsible for or have any duty to ascertain, inquire into, or verify (a) any statement, warranty or representation made in connection with any Loan Document or any borrowing hereunder; (b) the performance or observance of any of the covenants or agreements of any obligor under any Loan Document, including, without limitation, any agreement by an obligor to furnish information directly to each Lender; (c) the satisfaction of any condition specified in Article IV, except receipt of items required to be delivered solely to the Agent; (d) the existence or possible existence of any Default or Unmatured Default; (e) the validity, enforceability, effectiveness, sufficiency or genuineness of any Loan Document or any other instrument or writing furnished in connection therewith; (f) the value, sufficiency, creation, perfection or priority of any Lien in any collateral security; or (g) the financial condition of the Borrower or any guarantor of any of the Obligations or of any of the Borrower's or any such guarantor's respective Subsidiaries. The Agent shall have no duty to disclose to the Lenders information that is not required to be furnished by the Borrower to the Agent at such time, but is voluntarily furnished by the Borrower to the Agent (either in its capacity as Agent or in its individual capacity).

     10.5. Action on Instructions of Lenders. The Agent shall in all cases be fully protected in acting, or in refraining from acting, hereunder and under any other Loan Document in accordance with written instructions signed by the Required Lenders, and such instructions and any action taken or failure to act pursuant thereto shall be binding on all of the Lenders. The Lenders hereby acknowledge that the Agent shall be under no duty to take any discretionary action permitted to be taken by it pursuant to the provisions of this Agreement or any other Loan Document unless it shall be requested in writing to do so by the Required Lenders. The Agent shall be fully justified in failing or refusing to take any action hereunder and under any other Loan Document unless it shall first be indemnified to its satisfaction by the Lenders pro rata against any and all liability, cost and expense that it may incur by reason of taking or continuing to take any such action.

     10.6. Employment of Agents and Counsel. The Agent may execute any of its duties as Agent hereunder and under any other Loan Document by or through employees, agents, and attorneys-in-fact and shall not be answerable to the Lenders, except as to money or securities received by it or its authorized agents, for the default or misconduct of any such agents or attorneys-in-fact selected by it with reasonable care. The Agent shall be entitled to advice of counsel concerning the contractual arrangement between the Agent and the Lenders and all matters pertaining to the Agent's duties hereunder and under any other Loan Document.

     10.7. Reliance on Documents; Counsel. The Agent shall be entitled to rely upon any Note, notice, consent, certificate, affidavit, letter, telegram, statement, paper or document believed by it to be genuine and correct and to have been signed or sent by the proper person or persons, and, in respect to legal matters, upon the opinion of counsel selected by the Agent, which counsel may be employees of the Agent.

     10.8. Agent's Reimbursement and Indemnification. The Lenders agree to reimburse and indemnify the Agent ratably in proportion to their respective Commitments (or, if the Commitments have been terminated, in proportion to their Commitments immediately prior to such termination) (i) for any amounts not reimbursed by the Borrower for which the Agent is entitled to reimbursement by the Borrower under the Loan Documents, (ii) for any other expenses incurred by the Agent on behalf of the Lenders, in connection with the preparation, execution, delivery, administration and enforcement of the Loan Documents (including, without limitation, for any expenses incurred by the Agent in connection with any dispute between the Agent and any Lender or between two or more of the Lenders) and (iii) for any liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind and nature whatsoever which may be imposed on, incurred by or asserted against the Agent in any way relating to or arising out of the Loan Documents or any other document delivered in connection therewith or the transactions contemplated thereby (including, without limitation, for any such amounts incurred by or asserted against the Agent in connection with any dispute between the Agent and any Lender or between two or more of the Lenders), or the enforcement of any of the terms of the Loan Documents or of any such other documents, provided that (i) no Lender shall be liable for any of the foregoing to the extent any of the foregoing is found in a final non-appealable judgment by a court of competent jurisdiction to have resulted from the gross negligence or willful misconduct of the Agent and (ii) any indemnification required pursuant to Section 3.6(vii) shall, notwithstanding the provisions of this Section 10.8, be paid by the relevant Lender in accordance with the provisions thereof. The obligations of the Lenders under this Section 10.8 shall survive payment of the Obligations and termination of this Agreement.

     10.9. Notice of Default. The Agent shall not be deemed to have knowledge or notice of the occurrence of any Default or Unmatured Default hereunder unless the Agent has received written notice from a Lender or the Borrower referring to this Agreement describing such Default or Unmatured Default and stating that such notice is a "notice of default". In the event that the Agent receives such a notice, the Agent shall give prompt notice thereof to the Lenders.

     10.10. Rights as a Lender. In the event the Agent is a Lender, the Agent shall have the same rights and powers hereunder and under any other Loan Document with respect to its Commitment and its Loans as any Lender and may exercise the same as though it were not the Agent, and the term "Lender" or "Lenders" shall, at any time when the Agent is a Lender, unless the context otherwise indicates, include the Agent in its individual capacity. The Agent and its Affiliates may accept deposits from, lend money to, and generally engage in any kind of trust, debt, equity or other transaction, in addition to those contemplated by this Agreement or any other Loan Document, with the Borrower or any of its Subsidiaries in which the Borrower or such Subsidiary is not restricted hereby from engaging with any other Person.

     10.11. Lender Credit Decision. Each Lender acknowledges that it has, independently and without reliance upon the Agent, or any other Lender and based on the financial statements prepared by the Borrower and such other documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement and the other Loan Documents. Each Lender also acknowledges that it will, independently and without reliance upon the Agent, or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement and the other Loan Documents.

     10.12. Successor Agent. The Agent may resign at any time by giving written notice thereof to the Lenders and the Borrower, such resignation to be effective upon the appointment of a successor Agent or, if no successor Agent has been appointed, forty-five (45) days after the retiring Agent gives notice of its intention to resign. Upon any such resignation , the Required Lenders shall have the right to appoint, on behalf of the Borrower and the Lenders, a successor Agent. If no successor Agent shall have been so appointed by the Required Lenders within thirty days after the resigning Agent's giving notice of its intention to resign, then the resigning Agent may appoint, on behalf of the Borrower and the Lenders, a successor Agent. Notwithstanding the previous sentence, the Agent may at any time without the consent of the Borrower or any Lender, appoint any of its Affiliates which is a commercial bank as a successor Agent hereunder. If the Agent has resigned and no successor Agent has been appointed, the Lenders may perform all the duties of the Agent hereunder and the Borrower shall make all payments in respect of the Obligations to the applicable Lender and for all other purposes shall deal directly with the Lenders. No successor Agent shall be deemed to be appointed hereunder until such successor Agent has accepted the appointment. Any such successor Agent shall be a commercial bank having capital and retained earnings of at least $500,000,000. Upon the acceptance of any appointment as Agent hereunder by a successor Agent, such successor Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the resigning Agent. Upon the effectiveness of the resignation of the Agent, the resigning Agent shall be discharged from its duties and obligations hereunder and under the Loan Documents. After the effectiveness of the resignation of an Agent, the provisions of this Article X shall continue in effect for the benefit of such Agent in respect of any actions taken or omitted to be taken by it while it was acting as the Agent hereunder and under the other Loan Documents. In the event that there is a successor to the Agent by merger, or the Agent assigns its duties and obligations to an Affiliate pursuant to this Section 10.12, then the term " Prime Rate" as used in this Agreement shall mean the prime rate, base rate or other analogous rate of the new Agent.

     10.13. Agent's Fee. The Borrower agrees to pay to the Agent, for its own account, the fees agreed to by the Borrower and the Agent pursuant to that certain letter agreement dated as of even date herewith, or as otherwise agreed from time to time.

     10.14. Delegation to Affiliates. The Borrower and the Lenders agree that the Agent may delegate any of its duties under this Agreement to any of its Affiliates. Any such Affiliate (and such Affiliate's directors, officers, agents and employees) which performs duties in connection with this Agreement shall be entitled to the same benefits of the indemnification, waiver and other protective provisions to which the Agent is entitled under Articles IX and X.


                                  ARTICLE XI

                          SETOFF; RATABLE PAYMENTS

     11.1.          Setoff.   In addition to, and without limitation of, any
rights of the Lenders under applicable law, if the Borrower becomes insolvent, however evidenced, or any Default occurs, any and all deposits (including all account balances, whether provisional or final and whether or not collected or available) and any other Indebtedness at any time held or owing by any Lender or any Affiliate of any Lender to or for the credit or account of the Borrower may be offset and applied toward the payment of the Obligations owing to such Lender, whether or not the Obligations, or any part hereof, shall then be due.

     11.2.          Ratable  Payments.   If any Lender, whether by setoff or
otherwise, has payment made to it upon its Loans (other than payments received pursuant to Section 3.1, 3.2, 3.4 or 3.5) in a greater proportion than that received by any other Lender, such Lender agrees, promptly upon demand, to purchase a portion of the Loans held by the other Lenders so that after such purchase each Lender will hold its ratable proportion of Loans. If any Lender, whether in connection with setoff or amounts which might be subject to setoff or otherwise, receives collateral or other protection for its Obligations or such amounts which may be subject to setoff, such Lender agrees, promptly upon demand, to take such action necessary such that all
Lenders share in the benefits of such collateral ratably in proportion to their Loans. In case any such payment is disturbed by legal process, or otherwise, appropriate further adjustments shall be made. If an amount to be setoff is to be applied to Indebtedness of the Borrower to a Lender other than Indebtedness comprised of Loans made by such Lender, such amount shall be applied ratably to such other Indebtedness and to the Indebtedness comprised of such Loans.


                                 ARTICLE XII

             BENEFIT OF AGREEMENT; ASSIGNMENTS; PARTICIPATIONS

     12.1. Successors and Assigns. The terms and provisions of the Loan Documents shall be binding upon and inure to the benefit of the Borrower and the Lenders and their respective successors and assigns, except that (i) the Borrower shall not have the right to assign its rights or obligations under the Loan Documents and (ii) any assignment by any Lender must be made in compliance with Section 12.3. Notwithstanding clause (ii) of this Section, any Lender may at any time, without the consent of the Borrower or the Agent, assign all or any portion of its rights under this Agreement and any Note to a Federal Reserve Bank; provided, however, that no such assignment to a Federal Reserve Bank shall release the transferor Lender from its obligations hereunder. The Agent may treat the Person which made any Loan or which holds any Note as the owner thereof for all purposes hereof unless and until such Person complies with Section 12.3 in the case of an assignment thereof or, in the case of any other transfer, a written notice of the transfer is filed with the Agent. Any assignee or transferee of the rights to any Loan or any Note agrees by acceptance of such transfer or assignment to be bound by all the terms and provisions of the Loan Documents. Any request, authority or consent of any Person, who at the time of making such request or giving such authority or consent is the owner of the rights to any Loan (whether or not a Note has been issued in evidence thereof), shall be conclusive and binding on any subsequent holder, transferee or assignee of the rights to such Loan.

     12.2.          Participations.

     12.2.1.    Permitted  Participants;  Effect.    Any  Lender may, in the
ordinary course of its business and in accordance with applicable law, at any time sell to one or more banks or other entities ("Participants") participating interests in any Loan owing to such Lender, any Note held by such Lender, any Commitment of such Lender or any other interest of such Lender under the Loan Documents. In the event of any such sale by a Lender of participating interests to a Participant, such Lender's obligations under the Loan Documents shall remain unchanged, such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations, such Lender shall remain the owner of its Loans and the holder of any Note issued to it in evidence thereof for all purposes under the Loan Documents, all amounts payable by the Borrower under this Agreement shall be determined as if such Lender had not sold such participating interests, and the Borrower and the Agent shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under the Loan Documents.

     12.2.2.    Voting  Rights.   Each Lender shall retain the sole right to
approve, without the consent of any Participant, any amendment, modification or waiver of any provision of the Loan Documents other than any amendment, modification or waiver with respect to any Loan or Commitment in which such Participant has an interest which forgives principal, interest or fees or reduces the interest rate or fees payable with respect to any such Loan or Commitment, extends the Facility Termination Date, postpones any date fixed for any regularly scheduled payment of principal of, or interest or fees on, any such Loan or Commitment, releases any guarantor of any such Loan or releases all or substantially all of the collateral, if any, securing any such Loan.

     12.2.3. Benefit of Setoff. The Borrower agrees that each Participant shall be deemed to have the right of setoff provided in Section 11.1 in respect of its participating interest in amounts owing under the Loan Documents to the same extent as if the amount of its participating interest were owing directly to it as a Lender under the Loan Documents, provided that each Lender shall retain the right of setoff provided in Section 11.1 with respect to the amount of participating interests sold to each Participant. The Lenders agree to share with each Participant, and each Participant, by exercising the right of setoff provided in Section 11.1, agrees to share with each Lender, any amount received pursuant to the exercise of its right of setoff, such amounts to be shared in accordance with Section 11.2 as if each Participant were a Lender.

     12.3.          Assignments.

     12.3.1. Permitted Assignments. Any Lender may, in the ordinary course of its business and in accordance with applicable law, at any time assign to one or more banks or other entities ("Purchasers") all or any part of its rights and obligations under the Loan Documents. Such assignment shall be substantially in the form of Exhibit "H" or in such other form as may be agreed to by the parties thereto. The consent of the Borrower and the Agent shall be required prior to an assignment becoming effective with respect to a Purchaser which is not a Lender or an Affiliate thereof; provided, however, that if a Default has occurred and is continuing, the consent of the Borrower shall not be required. Such consents shall not be unreasonably withheld or delayed. Each such assignment with respect to a Purchaser which is not a
Lender or an Affiliate thereof shall (unless each of the Borrower and the Agent otherwise consents) be in an amount not less than the lesser of (i) $5,000,000.00, or (ii) the remaining amount of the assigning Lender's Commitment (calculated as at the date of such assignment) or outstanding Loans (if the applicable Commitment has been terminated).

     12.3.2. Effect; Effective Date. Upon (i) delivery to the Agent of an assignment, together with any consents required by Section 12.3.1, and (ii) payment of a $4,000 fee to the Agent for processing such assignment (unless such fee is waived by the Agent), such assignment shall become effective on the effective date specified in such assignment. The assignment shall contain a representation by the Purchaser to the effect that none of the consideration used to make the purchase of the Commitment and Loans under the applicable assignment agreement constitutes "plan assets" as defined under ERISA and that the rights and interests of the Purchaser in and under the Loan Documents will not be "plan assets" under ERISA. On and after the effective date of such assignment, such Purchaser shall for all purposes be a Lender party to this Agreement and any other Loan Document executed by or on behalf of the Lenders and shall have all the rights and obligations of a Lender under the Loan Documents, to the same extent as if it were an original party hereto, and no further consent or action by the Borrower, the Lenders or the Agent shall be required to release the transferor Lender with respect to the percentage of the Aggregate Commitment and Loans assigned to such Purchaser. Upon the consummation of any assignment to a Purchaser pursuant to this Section 12.3.2, the transferor Lender, the Agent and the Borrower shall, if the transferor Lender or the Purchaser desires that its Loans be evidenced by Notes, make appropriate arrangements so that new Notes or, as appropriate, replacement Notes are issued to such transferor Lender and new Notes or, as appropriate, replacement Notes, are issued to such Purchaser, in each case in principal amounts reflecting their respective Commitments, as adjusted pursuant to such assignment.

     12.4. Dissemination of Information. The Borrower authorizes each Lender to disclose to any Participant or Purchaser or any other Person acquiring an interest in the Loan Documents by operation of law (each a "Transferee") and any prospective Transferee any and all information in such Lender's possession concerning the creditworthiness of the Borrower and its Subsidiaries, including without limitation any information contained in any Reports; provided that each Transferee and prospective Transferee agrees to be bound by Section 9.11 of this Agreement.

     12.5. Tax Treatment. If any interest in any Loan Document is transferred to any Transferee which is organized under the laws of any jurisdiction other than the United States or any State thereof, the transferor Lender shall cause such Transferee, concurrently with the effectiveness of
such  transfer,  to  comply  with  the  provisions  of  Section    3.6(vi).


                                 ARTICLE XIII

                                  NOTICES

     13.1. Notices. Except as otherwise permitted by Section 2.14 with respect to borrowing notices, all notices, requests and other communications to any party hereunder shall be in writing (including electronic transmission, facsimile transmission or similar writing) and shall be given to such party:
(x) in the case of the Borrower or the Agent, at its address or facsimile number set forth on the signature pages hereof, (y) in the case of any Lender, at its address or facsimile number set forth below its signature hereto or (z) in the case of any party, at such other address or facsimile number as such party may hereafter specify for the purpose by notice to the Agent and the Borrower in accordance with the provisions of this Section 13.1. Each such notice, request or other communication shall be effective (i) if given by facsimile transmission, when transmitted to the facsimile number specified in this Section and confirmation of receipt is received, (ii) if given by mail, 72 hours after such communication is deposited in the mails with first class postage prepaid, addressed as aforesaid, or (iii) if given by any other means, when delivered (or, in the case of electronic transmission, received) at the address specified in this Section; provided that notices to the Agent under
Article  II  shall  not  be  effective  until  received.

     13.2. Change of Address. The Borrower, the Agent and any Lender may each change the address for service of notice upon it by a notice in writing to the other parties hereto.


                                 ARTICLE XIV

                                COUNTERPARTS

     This Agreement may be executed in any number of counterparts, all of which taken together shall constitute one agreement, and any of the parties hereto may execute this Agreement by signing any such counterpart. This Agreement shall be effective when it has been executed by the Borrower, the Agent and the Lenders and each party has notified the Agent by facsimile transmission or telephone that it has taken such action.


                                  ARTICLE XV

        CHOICE OF LAW; CONSENT TO JURISDICTION; WAIVER OF JURY TRIAL

     15.1.          CHOICE  OF  LAW.    THE LOAN DOCUMENTS (OTHER THAN THOSE
CONTAINING A CONTRARY EXPRESS CHOICE OF LAW PROVISION) SHALL BE CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS OF THE STATE OF INDIANA, BUT GIVING EFFECT TO FEDERAL LAWS APPLICABLE TO NATIONAL BANKS.

     15.2. CONSENT TO JURISDICTION. THE BORROWER HEREBY IRREVOCABLY SUBMITS TO THE NONEXCLUSIVE JURISDICTION OF ANY UNITED STATES FEDERAL OR
INDIANA STATE COURT SITTING IN MARION COUNTY, INDIANA IN ANY ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO ANY LOAN DOCUMENTS AND THE BORROWER HEREBY IRREVOCABLY AGREES THAT ALL CLAIMS IN RESPECT OF SUCH ACTION OR PROCEEDING MAY BE HEARD AND DETERMINED IN ANY SUCH COURT AND IRREVOCABLY WAIVES ANY OBJECTION IT MAY NOW OR HEREAFTER HAVE AS TO THE VENUE OF ANY SUCH SUIT, ACTION OR PROCEEDING BROUGHT IN SUCH A COURT OR THAT SUCH COURT IS AN INCONVENIENT FORUM. NOTHING HEREIN SHALL LIMIT THE RIGHT OF THE AGENT OR ANY LENDER TO BRING PROCEEDINGS AGAINST THE BORROWER IN THE COURTS OF ANY OTHER JURISDICTION. ANY JUDICIAL PROCEEDING BY THE BORROWER AGAINST THE AGENT OR ANY LENDER OR ANY AFFILIATE OF THE AGENT OR ANY LENDER INVOLVING, DIRECTLY OR INDIRECTLY, ANY MATTER IN ANY WAY ARISING OUT OF, RELATED TO, OR CONNECTED WITH ANY LOAN DOCUMENT SHALL BE BROUGHT ONLY IN A COURT IN MARION COUNTY, INDIANA.
     15.3. WAIVER OF JURY TRIAL. THE BORROWER, THE AGENT AND EACH LENDER HEREBY WAIVE TRIAL BY JURY IN ANY JUDICIAL PROCEEDING INVOLVING, DIRECTLY OR INDIRECTLY, ANY MATTER (WHETHER SOUNDING IN TORT, CONTRACT OR OTHERWISE) IN ANY WAY ARISING OUT OF, RELATED TO, OR CONNECTED WITH ANY LOAN DOCUMENT OR THE RELATIONSHIP ESTABLISHED THEREUNDER.


     IN WITNESS WHEREOF, the Borrower, the Lenders and the Agent have executed this Agreement as of the date first above written.

CROSSMANN  COMMUNITIES,  INC.,  an  Indiana  corporation


                                   By:          /s/Jennifer  A.  Holihen
                                        Jennifer  A. Holihen, Chief Financial
Officer,  Treasurer  and  Secretary

                                   9202  North  Meridian  Street
                                   Suite  300
                                   Indianapolis,  Indiana  46260

                                   Attention:   Jennifer A. Holihen, Chief
                                        Financial Officer, Treasurer and
                                      Secretary
                                   Telephone:  (317)  843-9514
                                   Telecopy:      (317)  571-2210
                                   E-mail:         ___________________________

Commitments

$20,000,000.00                               BANK ONE, INDIANA, NA, a national
banking  association,  by  itself  and  as  Agent



                                   By:          /s/  Patrick    D.  Lease
                                        Patrick  D.  Lease,  Vice  President

c/o          NBD  COMMERCIAL  REAL  ESTATE  GROUP
     One  Indiana  Square,  14th  Floor
                                        Mail  Suite  7025
                                        Indianapolis,  Indiana    46266

                                   Attention:      Patrick  D.  Lease,  Vice
President
                                   Telephone:  (317)  266-5752
                                   Telecopy:      (317)  266-7477
                                   E-mail:        Patrick_D_Lease@EM.FCNBD.com



$15,000,000.00                             HUNTINGTON NATIONAL BANK OF INDIANA



                                   By:          /s/  Linda  Zappia
                                        Linda Zappia, Executive Vice President

                                   Capital  Center,  Suite  1800
                                   201  North  Illinois  Street
                                   Indianapolis,  Indiana  46204

                                   Attention:     Russell Swan, Vice President
                                   Telephone:    (317)  237-2547
                                   Telecopy:        (317)  237-2505
                                   E-mail:          __________________________

$15,000,000.00                                       FIFTH THIRD BANK, INDIANA



                                   By:        ________________________________
                                        Erik  Miner,  Vice  President

                                   Capital  Center,  North  Tower
                                   251  North  Illinois  Street,  Suite  1000
                                   Indianapolis,  Indiana  4604

                                   Attention:       Erik Miner, Vice President
                                   Telephone:    (317)  383-2392
                                   Telecopy:        (317)  383-2427
                                   E-mail:          __________________________



$15,000,000.00                                                 PNC BANK,  N.A.



                                   By:       _________________________________
                                        James  A.  Harmann,  Vice  President

                                   201  East  Fifth  Street
                                   Commercial  Real  Estate,  Suite  800
                                   Cincinnati,  Ohio  45201-1198

                                   Attention:      James  A.  Harmann,  Vice
President
                                   Telephone:    (513)  651-8988
                                   Telecopy:        (513)  651-8931
E-mail:                  James.Harmann@pncbank.com

$15,000,000.00                                    KEYBANK NATIONAL ASSOCIATION



                                   By:          /s/  Jeffrey  K.  Lockhart
                                        Jeffrey  K.  Lockhart,  Vice President

                                   10  West  Market  Street
                                   Indianapolis,  Indiana  46204

                                   Attention:    Jeffrey  K.  Lockhart,  Vice
President
                                   Telephone:    (317)  464-8320
                                   Telecopy:        (317)  464-8301
                                   E-Mail:         ___________________________

                             SCHEDULE OF EXHIBITS


Exhibit  "A"                    -                    Borrowing  Notice


Exhibit  "B"                    -                    Promissory  Note


Exhibit "C"          -          Application for Swing Line Loan and Compliance
Certificate


Exhibit  "D"                    -                    Swing  Loan  Note


Exhibit  "E"                    -                    Guaranty  Agreement


Exhibit  "F"                    -                    Compliance  Certificate


Exhibit  "G"                    -                    Current Subsidiary Letter


Exhibit  "H"                    -                    Assignment  Agreement

                                  SCHEDULES


Schedule  5.7                    -                    Litigation


Schedule  5.8                    -                    Subsidiaries


Schedule  6.10          -                    Debt


Schedule    6.11          -                    Loans,  Advances,  Investments


Schedule    6.12          -                    Liens


Schedule    6.13          -                    Guaranties

























          BORROWING  NOTICE


TO:                    Bank  One,  Indiana,  NA  (as  "Agent")
FROM:          Crossmann  Communities,  Inc.  (the  "Borrower")
RE:                    $80,000,000  Revolving  Credit
          Requests  for  Advances  and  Repayments
DATE:          _________________________


     This Borrowing Notice (the "Notice") is delivered to the Agent pursuant to Section 2.8 of that certain Credit Agreement among the Borrower, the Agent, and the Lenders parties thereto dated as of April 1, 1999. All terms used herein with their initial letters capitalized are used as defined in the Credit Agreement unless otherwise defined herein.

     The  Borrower  hereby  requests  the  Lenders  to:

     I.          _____          Make  the  following  advance(s):

               _____          Floating  Rate  Advance.
                    Amount  to  be  advanced:  $_____________.

               _____          Eurodollar  Advance(s).
                    Interest Period(s): _____ months (select 1, 2, 3, or 6 months).
                    Amount(s):  $____________.

     II.          _____          Make  the  following  Conversion(s):

               1. Floating Rate Advance(s) in the amount(s) of $____________ should be converted to Eurodollar Advance(s) with Interest Period(s) of _____ months (select 1, 2, 3, or 6 months).

               2. Eurodollar Advance(s) maturing on ____________________, in the amount(s) of $____________ should be converted to:

                    (i)          a  Floating  Rate  Advance  in  the amount of
                         $____________;  or

                    (ii)          a  Eurodollar  Advance  (or  Advances)  with
                         the  following  details:

                         Interest  Period(s):  _____  select  (1,  2,  3, or 6
months).
                         Amount(s):  $_____________.

     III.          _____          Make  the  following  Repayments:

               1.          Floating  Rate  Advance:
                         Amount  to  be  repaid  $____________.
                         Effective  date  of  repayment  ___________________.

               2.          Eurodollar  Advances:
                         Maturing  ____________________.
                         Amount  to  be  repaid:  $____________.

     The undersigned officer of the Borrower certifies and acknowledges that :

     (a) Each of the representations and warranties contained in the Credit Agreement, as originally stated or as modified in writing from time to time by the Borrower, are true and correct in all material respects on and as of the date hereof to the same extent as though made on and as of the date hereof;

     (b) No event has occurred and is continuing under the Credit Agreement, or will result from the disbursement of the Revolving Loan requested pursuant to this Request, which would constitute Default or Unmatured Default;

     (c) The Borrower has performed all of its obligations in all material respects and has satisfied all conditions specified in the Credit Agreement;

     (d) Borrower's Total Debt is not greater than the Borrowing Base as of the date hereof;

     (e) No injunction or other restraining order has been issued and no hearing to cause an injunction or other restraining order to be issued is pending or noticed with respect to any action, suit or proceeding seeking to enjoin or otherwise prevent the consummation of the Credit Agreement or the making of the Revolving Loan thereunder; and

     (f) No material adverse change has occurred in the condition of the Borrower or any consolidated Subsidiary, financial or otherwise, or in the earnings, affairs, or business prospects of the Borrower or any consolidated Subsidiary, since the date of the Credit Agreement.

     Dated: ________________________          ________________________________

                                        ________________________________
                                             (Printed  name  and  title)

                                        of  CROSSMANN  COMMUNITIES,  INC.,  an
Indiana  corporation
          PROMISSORY  NOTE
                               (REVOLVING LOAN)

                                             Indianapolis,  Indiana
$                                                        Dated: April 1, 1999
                                             Final  Maturity:  March  31, 2002

     On or before March 31, 2002 ("Final Maturity"), CROSSMANN COMMUNITIES, INC., an Indiana corporation (the "Maker") promises to pay to the order of ___________________________, a(n) __________________________ (the "Bank") at
the principal office of BANK ONE, INDIANA, NA, a national banking association (the "Agent") in Indianapolis, Indiana, the principal sum of Dollars ($) or so much of the principal amount of the Loan represented by this Note as may be disbursed by the Bank under the terms of the Credit Agreement described below, and to pay interest on the unpaid principal balance outstanding from time to time as provided in this Note.

     This Note evidences indebtedness (the "Loan") incurred or to be incurred by the Maker under a revolving line of credit extended to the Maker by the Bank under a Credit Agreement dated the date of this Note entered into by and among the Maker, the Bank, the Agent, and the other lenders from time to time parties thereto. All references in this Note to the Credit Agreement shall be construed as references to that Agreement as it may be amended from time to time. The Loan is referred to in the Credit Agreement as the "Revolving Loan." Subject to the terms and conditions of the Credit Agreement, the proceeds of the Loan may be advanced and repaid and re-advanced until Final Maturity. The principal amount of the Loan outstanding from time to time shall be determined by reference to the books and records of the Bank on which all Advances under the Loan and all payments by the Maker on account of the
Loan  shall  be  recorded.    Such  books  and records shall be deemed prima
facie  to  be  correct  as  to  such  matters.

     The terms "Advance" and "Business Day" are used in this Note as defined in the Credit Agreement.

     Interest on the unpaid principal balance of the Loan outstanding from time to time prior to and after maturity will accrue at the rate or rates provided in the Credit Agreement. Prior to maturity, accrued interest shall be due and payable on the last Business Day of each month commencing on the last Business Day of the month in which this Note is executed. After maturity, interest shall be due and payable as accrued and without demand. Interest will be calculated by applying the ratio of the annual interest rate over a year of 360 days, multiplied by the outstanding principal balance, multiplied by the actual number of days the principal balance is outstanding.

     The entire outstanding principal balance of this Note shall be due and payable, together with accrued interest, at Final Maturity. Reference is made to the Credit Agreement for provisions requiring prepayment of principal under certain circumstances. Principal may be prepaid, but only as provided in the Credit Agreement.
     If any installment of interest due under the terms of this Note is not paid within two (2) Business Days when due, then the Bank or any subsequent holder of this Note may, subject to the terms of the Credit Agreement, at its option and without notice, declare the entire principal amount of the Note and all accrued interest immediately due and payable. Reference is made to the Credit Agreement which provides for acceleration of the maturity of this Note
upon  the  happening  of  other    "Defaults"  as  defined  therein.

     All payments on account of this Note shall be applied as provided in the Credit Agreement.

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


                                   CROSSMANN  COMMUNITIES,  INC.,  an  Indiana
corporation



                                   By:
    Jennifer  A.  Holihen,  Chief  Financial Officer, Treasurer and Secretary















APPLICATION  FOR  SWING  LINE  LOAN  AND  COMPLIANCE  CERTIFICATE


TO:                    Bank  One,  Indiana,  NA  (the  "Agent")
FROM:          Crossmann  Communities,  Inc.  (the  "Borrower")
RE:                    $10,000,000  Swing  Line  Loan
          Requests  for  Advances  and  Repayments
DATE:          _________________________


     This Application for Swing Line Loan and Compliance Certificate is delivered to the Agent pursuant to Section 2.23 of that certain Credit Agreement among the Borrower, the Agent, and the Lenders parties thereto dated as of April 1, 1999. All terms used herein with their initial letters capitalized are used as defined in the Credit Agreement unless otherwise defined herein.

     The Borrower hereby requests to Bank One, Indiana, NA (the "Swing Line Bank") to:

     I.          _____          Make  the  following  Swing  Line  Loan:

               Amount  to  be  advanced:  $_____________.


     II.          _____          Make  the  following  Conversion(s):

               1. Swing Line Loan(s) in the amount(s) of $____________ should be converted to Eurodollar Advance(s) with Interest Period(s) of _____ months (select 1, 2, 3, or 6 months).

               2. Eurodollar Advance(s) maturing on ____________________, in the amount(s) of $____________ should be converted to a Swing Line Loan in the amount of $_____________________.


     III.          _____          Make  the  following  Repayments:

               Amount  to  be  repaid  $____________.


     The undersigned officer of the Borrower certifies and acknowledges that :

     (a) Each of the representations and warranties contained in the Credit Agreement, as originally stated or as modified in writing from time to time by the Borrower, are true and correct in all material respects on and as of the date hereof to the same extent as though made on and as of the date hereof;

     (b) No event has occurred and is continuing under the Credit Agreement, or will result from the disbursement of the Swing Line Loan requested pursuant to this request, which would constitute Default or Unmatured Default;

     (c) The Borrower has performed all of its obligations in all material respects and has satisfied all conditions specified in the Credit Agreement;

     (d) Borrower's Total Debt is not greater than the Borrowing Base as of the date hereof;

     (e) No injunction or other restraining order has been issued and no hearing to cause an injunction or other restraining order to be issued is pending or noticed with respect to any action, suit or proceeding seeking to enjoin or otherwise prevent the consummation of the Credit Agreement or the making of the Swing Line Loan thereunder; and

     (f) No material adverse change has occurred in the condition of the Borrower or any consolidated Subsidiary, financial or otherwise, or in the earnings, affairs, or business prospects of the Borrower or any consolidated Subsidiary, since the date of the Credit Agreement.


     Dated: ________________________          ________________________________

                                        ________________________________
                                             (Printed  name  and  title)

                                        of  CROSSMANN  COMMUNITIES,  INC.,  an
Indiana  corporation















          PROMISSORY  NOTE
                              (SWING LINE LOAN)

                                             Indianapolis,  Indiana
$10,000,000.00                                            Dated: April 1, 1999
                                             Final  Maturity:   March 31, 2002

     On or before March 31, 2002 ("Final Maturity"), CROSSMANN COMMUNITIES, INC., an Indiana corporation (the "Maker") promises to pay to the order of BANK ONE, INDIANA, NA, a national banking association (the "Bank") at the principal office of the Bank at Indianapolis, Indiana, the principal sum of Ten Million and 00/100 Dollars ($10,000,000.00) or so much of the principal amount of the Loan represented by this Note as may be disbursed by the Bank under the terms of the Credit Agreement described below, and to pay interest on the unpaid principal balance outstanding from time to time as provided in this Note.

     This Note evidences indebtedness (the "Loan") incurred or to be incurred by the Maker under a revolving line of credit extended to the Maker by the Bank under a Credit Agreement dated the date of this Note and entered into by and among the Maker, Bank One, Indiana, NA as Agent and individually as a Lender, and the other Lenders from time to time party thereto. All references in this Note to the Credit Agreement shall be construed as references to that Agreement as it may be amended from time to time. The Loan is referred to in the Credit Agreement as the "Swing Line Loan." Subject to the terms and conditions of the Credit Agreement, the proceeds of the Loan may be advanced and repaid and re-advanced until Final Maturity. The principal amount of the Loan outstanding from time to time shall be determined by reference to the books and records of the Bank on which all Advances under the Loan and all payments by the Maker on account of the Loan shall be recorded. Such books and records shall be deemed prima facie to be correct as to such matters.

     The terms "Advance" and "Business Day" are used in this Note as defined in the Credit Agreement.

     Interest on the unpaid principal balance of the Loan outstanding from time to time prior to and after maturity will accrue at the rate or rates provided in the Credit Agreement. Prior to maturity, accrued interest shall be due and payable on the last Business Day of each month commencing on the last Business Day of the month in which this Note is executed. After maturity, interest shall be due and payable as accrued and without demand. Interest will be calculated by applying the ratio of the annual interest rate over a year of 360 days, multiplied by the outstanding principal balance, multiplied by the actual number of days the principal balance is outstanding.

     The entire outstanding principal balance of this Note shall be due and payable, together with accrued interest, at Final Maturity. Reference is made to the Credit Agreement for provisions requiring prepayment of principal under certain circumstances. Principal may be prepaid, but only as provided in the Credit Agreement.
     If any installment of interest due under the terms of this Note is not paid within two (2) Business Days of when due, then the Bank or any subsequent holder of this Note may, subject to the terms of the Credit Agreement, at its option and without notice, declare the entire principal amount of the Note and all accrued interest immediately due and payable. Reference is made to the Credit Agreement which provides for acceleration of the maturity of this Note upon the happening of other "Defaults" as defined therein.

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



                                   CROSSMANN  COMMUNITIES,  INC.,  an  Indiana
corporation



                                   By:
    Jennifer  A.  Holihen,  Chief Financial Officer, Treasurer and Secretary






          GUARANTY  AGREEMENT


     This undertaking and agreement (this "Guaranty") is made by, a(n) _______________________ (the "Guarantor"), in favor of BANK ONE, INDIANA, NA, a national banking association, in its capacity as Agent (the "Agent") for the ratable benefit of the Lenders ("Lenders") from time to time parties to that certain Credit Agreement described below in consideration of the loans and other credit facilities described in this Guaranty made or to be made to or on behalf of CROSSMANN COMMUNITIES, INC., an Indiana corporation (the "Borrower") by the Lenders under the Credit Agreement. This Guaranty is on the following terms:


     1. BACKGROUND OF THIS GUARANTY -- CERTAIN DEFINITIONS. The Lenders, the Agent, and the Borrower are parties to a Credit Agreement dated the date of this Guaranty (as may be amended, collectively, the "Credit Agreement") under the terms of which the Lenders have agreed to extend a revolving line of credit (referred to in the Credit Agreement as the "Revolving Loan") to the Borrower, to issue letters of credit (the "Letters of Credit") for the account of the Borrower, and to whom Bank One, Indiana, NA has agreed individually to extend a revolving line of credit (the "Swing Line Loan"), subject to the fulfillment of certain conditions, one of which is the execution and delivery by the Guarantor of this Guaranty. This Guaranty is made by the Guarantor in consideration of the agreement of the Lenders to make the Revolving Loan (the "Loan"), to issue the Letters of Credit, and for Bank One, Indiana, NA to make the Swing Line Loan.. In addition to the terms "Revolving Loan," "Loan," "Letters of Credit," and "Swing Line Loan," the terms "Advances," "Aggregate Commitment," "Facility Termination Date" and "Loan Document" are used in this Guaranty as defined in the Credit Agreement. The term "Obligations" as used in this Guaranty means all of the obligations of the Borrower in favor of the Agent and the Lenders of every type and description, direct or indirect, absolute or contingent, due or to become due, now existing or hereafter arising, including but not limited to the Borrower's obligation to repay the principal of, interest on and expenses of collection of the Revolving Loan and the Swing Line Loan as provided in the Credit Agreement and the other Loan Documents, including any Advances under the Revolving Loan or Swing Line Loan made after this date and after the initial Facility Termination Date pursuant to any extension or extensions of the Facility Termination Date, to reimburse the Lenders for all drawings made under the Letters of Credit and to pay all fees associated therewith, and all other obligations incurred pursuant to the terms of the Credit Agreement and any other Loan Document including any obligations arising on account of any amendment to or extension of the Credit Agreement or any other Loan Document. The term "Default" means a "Default" as defined in the Credit Agreement.


     2. THE GUARANTY. The Guarantor guarantees the full and prompt payment of all of the Obligations when due, whether at scheduled maturity or at maturity by virtue of acceleration on account of a Default. The Guarantor further agrees to pay to the Lenders an amount equal to all expenses, including reasonable attorneys' fees, paid or incurred by the Lenders after Default in endeavoring to enforce this Guaranty. Notwithstanding any other provision of this Guaranty, the Guarantor's liability hereunder shall be limited to the lesser of the following amounts minus, in either case, One Dollar ($1.00):

     a. the lowest amount which would render this Guaranty a fraudulent transfer under Section 548 of the Bankruptcy Code of 1978, as amended, or

     b. if this Guaranty is subject to the Uniform Fraudulent Transfer Act (the "UFTA") or the Uniform Fraudulent Conveyance Act (the "UFCA") or any similar or analogous statute or rule of law, then the lowest amount which would render this Guaranty a fraudulent conveyance under the UFTA, the UFCA, or any such similar or analogous statute or rule of law.

The amount of the limitation imposed upon the Guarantor's liability under the terms of the preceding sentence shall be subject to redetermination as of each date a "transfer" is deemed to have been made on account of this Guaranty under applicable law. The Guarantor acknowledges that information concerning the Guarantor's financial condition is under the control of the Guarantor and is more readily available to the Guarantor than to the Lenders, and for that reason the Guarantor agrees that should the Guarantor claim that the amount of its liability under this Guaranty is less than the full amount of the Obligations because of the provisions of this paragraph, then the burden of proving the facts which would result in such limitation shall be upon the Guarantor.


     3. FINANCIAL INFORMATION. As long as this Guaranty is in effect the Guarantor shall furnish to the Lenders the following:

     a. Annual Statements. As soon as available and in any event within 120 days after the close of each fiscal year, the consolidated and consolidating financial statements of the Guarantor for such fiscal year, which may the financial statements required under Article VI of the Credit Agreement, prepared and presented in accordance with generally accepted accounting principles, in each case setting forth in comparative form corresponding figures for the preceding fiscal year, together with the audit report, unqualified as to scope, of independent certified public accountants approved by the Lenders, which approval shall not be unreasonably withheld.

     b. Certificates Regarding Solvency. At such times as the Lenders may reasonably require, a "Certificate Regarding Solvency" in the form attached "Annex."

     c. Other Information. Such other information relating to the financial condition of the Guarantor as the Lenders may reasonably require.

Each set of annual financial statements required to be delivered by the Guarantor to the Lenders shall be accompanied by the written representation of the chief financial officer of the Guarantor that such financial statements have been prepared in accordance with generally accepted accounting principles (except that the interim statements need not include a statement of cash flows and footnotes and need not reflect adjustments normally made at year end, if such adjustments are not material in amount), consistently applied, (except for changes in which the independent accountants of the Guarantor concur) and present fairly the financial position of the Guarantor and the results of its operation as of the dates of such statements and for the fiscal periods then ended.

     4.      REPRESENTATIONS, WARRANTIES AND COVENANTS IN CREDIT AGREEMENT.
To induce the Lenders to accept this Guaranty, the Guarantor makes each of the representations and warranties stated in Article V of the Credit Agreement to the Lenders, to the extent that each such representation and each such warranty refers to a Current Subsidiary (as such term is defined in the Credit Agreement). The Guarantor also agrees to strictly observe each of the covenants stated in Section VI of the Credit Agreement, to the extent that each such covenant is to be observed by a Current Subsidiary, unless the Lenders and the Agent shall otherwise expressly consent in writing. Each of such representations and warranties and covenants stated in the Credit Agreement shall be incorporated by reference herein and shall be made a part of this Guaranty.


     5. GUARANTY ABSOLUTE. This Guaranty shall be absolute, continuing and unconditional, irrespective of the irregularity, invalidity or unenforceability of any other Loan Document and shall not be affected or impaired by any failure, negligence or omission on the part of the Lenders to realize upon and protect any collateral for any of the Obligations. This Guaranty shall remain in full force and effect until all of the Obligations have been satisfied in full and the Commitment of the Lenders to make Advances under the Revolving Loan and the Swing Line Loan and to issue Letters of Credit has expired. The Lenders may from time to time, without notice to the Guarantor and without affecting the Guarantor's liability under this Guaranty:

     a. obtain a security interest in any property to secure any of the Obligations;

     b. obtain the primary or secondary liability of any party or parties in addition to the Borrower and the Guarantor with respect to any of the Obligations;

     c. extend or renew any of the Obligations for any period beyond their original due dates;

     d. release or compromise the liability of any other party or parties which are now or may hereafter become primarily or secondarily liable with respect to any of the Obligations;

     e. release any security interest which the Lenders now has or may hereafter obtain in any property securing any of the Obligations and permit any substitution or exchange of any such property;

     f. proceed against the Guarantor for payment of the Obligations, whether or not the Lenders shall have resorted to any property securing any of the Obligations or shall have proceeded against the Borrower or any other party primarily or secondarily liable with respect to any of the Obligations;

     g. amend the terms of the Credit Agreement from time to time in any particulars, or

     h. extend loans and other credit accommodations to the Borrower in addition to the Revolving Loan, the Swing Line Loan, and the Letters of Credit, and increase the maximum amount which may be lent to the Borrower under the Revolving Loan or the Swing Line Loan.


     6. ASSIGNMENT AND PARTICIPATIONS. The Lenders may, without notice to the Borrower or the Guarantor, sell or otherwise assign all or any portion of the Obligations and any participations therein, all pursuant to the terms and provisions of the Credit Agreement, and upon any such sale or assignment, the transferee shall have the right to enforce this Guaranty to the extent of the transferee's interest directly against the Guarantor as fully as if the transferee were specifically named in the Guaranty as the holder of such interest, but the Lenders shall have the unimpaired right to enforce this Guaranty for the benefit of the Lenders and for the benefit of any participant in respect of whose participation the Lenders has retained such right.


     7.     SUBROGATION WAIVER.   In order to induce the Lenders to make the
Revolving Loan and Swing Line Loan and to issue Letters of Credit for the account of the Borrower, in reliance, in part, upon this Guaranty, notwithstanding the fact that the Guarantor is an "insider" with respect to the Borrower, as the term "insider" is defined in the Bankruptcy Code, the Guarantor waives for itself, its legal representatives and assigns any right of indemnity, reimbursement or contribution from the Borrower or any other person obligated with respect to any of the Obligations (any such other person being referred to hereafter in this paragraph as a "Co-Obligor") or from the property of the Borrower or from the property of any Co-Obligor, and the Guarantor further waives any right of subrogation to the rights of the Lenders or the Agent against the Borrower or any Co-Obligor or the property of the Borrower or any Co-Obligor which would otherwise arise by virtue of any payment made by the Guarantor to the Lenders on account of this Guaranty, whether any such right of indemnity, reimbursement, contribution or subrogation would otherwise arise by virtue of contract, whether express or implied, with any person or as a matter of law or equity, and the Guarantor undertakes on behalf of itself, its legal representatives and assigns that neither the Guarantor nor the Guarantor's legal representatives or assigns will attempt to exercise or accept the benefits of any such right and should the Guarantor or the Guarantor's legal representative or assigns receive any payment or distribution of money or other property on account of such right notwithstanding the provisions of this paragraph, such money or other property shall be held in trust by the recipient for the Lenders and the Agent and shall immediately be delivered to the Agent for application to the Obligations in the same form as received, with the addition only of such endorsements or assignments as may be necessary to perfect the title of the Agent and the Lenders thereto.


     8.          OTHER  WAIVERS.    The Guarantor waives:  (i) notice of the
acceptance of this Guaranty, (ii) notice of the existence and creation of all or any of the Obligations, (iii) notice of nonpayment of any of the Obligations and (iv) diligence by the Lenders in collection of the Obligations and the protection of or realization upon any collateral for the Obligations.


     9. REINSTATEMENT. If any amount which is paid to the Agent or the Lenders by the Borrower or any other party and which is applied by the Agent or the Lenders to the satisfaction of any of the Obligations, is returned by the Agent or the Lenders to the Borrower or such other party or a trustee in Bankruptcy or other legal representative of the Borrower or such other party by virtue of a claim that such payment constituted a voidable preference under the Bankruptcy Code or under any state insolvency law, whether such amount is returned under court order or pursuant to settlement of the claim of preference, then this Guaranty shall be reinstated as to such amount as though such payment to the Agent or the Lenders had never been made and notwithstanding any intervening return or cancellation of any note or other instrument or agreement evidencing the reinstated Obligations.


     10.          MISCELLANEOUS.    This  Guaranty shall be binding upon the
Guarantor, upon the Guarantor's legal representatives, successors and assigns.
 If any provision of this Guaranty is determined to be illegal or unenforceable, such provision shall be deemed to be severable from the balance of the provisions of this Guaranty and the remaining provisions shall be enforceable in accordance with their terms.


     11.          CHOICE  OF  LAW.   This Guaranty is made under and will be
governed in all cases by the substantive laws of the State of Indiana, notwithstanding the fact that Indiana conflicts of law rules might otherwise require the substantive rules of law of another jurisdiction to apply.


     12. AUTHORITY. In order to induce the Agent and the Lenders to accept this Guaranty and to make the Loan to the Borrower, the Guarantor represents and warrants to the Agent and the Lenders that: (i) the Guarantor is a[ corporation][limited liability company][partnership] organized, existing and in good standing under the laws of the State of; (ii) execution and delivery of this Guaranty are within the Guarantor's [corporate] powers, have been duly authorized by all necessary corporate action and do not contravene or conflict with any provision of law or of the [Articles of Incorporation or By-laws][Articles of Organization or Operating Agreement][Partnership Agreement or Certificate of Partnership] of the Guarantor or of any agreement binding upon the Guarantor or its properties, and (iii) this Guaranty is the legal, valid and binding obligation of the Guarantor, enforceable against the Guarantor in accordance with its terms.


     13. GOVERNING LAW -- JURISDICTION. Except as may otherwise be expressly provided in any other Loan Document, this Agreement and all other Loan Documents are made under and will be governed in all cases by the substantive laws of the State of Indiana, notwithstanding the fact that Indiana conflicts of law rules might otherwise require the substantive rules of law of another jurisdiction to apply.

     14. CONSENT TO JURISDICTION. THE GUARANTOR HEREBY IRREVOCABLY SUBMITS TO THE NONEXCLUSIVE JURISDICTION OF ANY UNITED STATES FEDERAL OR
INDIANA STATE COURT SITTING IN MARION COUNTY, INDIANA IN ANY ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO ANY LOAN DOCUMENTS AND THE GUARANTOR HEREBY IRREVOCABLY AGREES THAT ALL CLAIMS IN RESPECT OF SUCH ACTION OR PROCEEDING MAY BE HEARD AND DETERMINED IN ANY SUCH COURT AND IRREVOCABLY WAIVES ANY OBJECTION IT MAY NOW OR HEREAFTER HAVE AS TO THE VENUE OF ANY SUCH SUIT, ACTION OR PROCEEDING BROUGHT IN SUCH A COURT OR THAT SUCH COURT IS AN INCONVENIENT FORUM. NOTHING HEREIN SHALL LIMIT THE RIGHT OF THE AGENT OR ANY LENDER TO BRING PROCEEDINGS AGAINST THE GUARANTOR IN THE COURTS OF ANY OTHER JURISDICTION. ANY JUDICIAL PROCEEDING BY THE GUARANTOR AGAINST THE AGENT OR ANY LENDER OR ANY AFFILIATE OF THE AGENT OR ANY LENDER INVOLVING, DIRECTLY OR INDIRECTLY, ANY MATTER IN ANY WAY ARISING OUT OF, RELATED TO, OR CONNECTED WITH ANY LOAN DOCUMENT SHALL BE BROUGHT ONLY IN A COURT IN MARION COUNTY, INDIANA.

     15. WAIVER OF JURY TRIAL. THE GUARANTOR, THE AGENT AND EACH LENDER HEREBY WAIVE TRIAL BY JURY IN ANY JUDICIAL PROCEEDING INVOLVING, DIRECTLY OR INDIRECTLY, ANY MATTER (WHETHER SOUNDING IN TORT, CONTRACT OR OTHERWISE) IN ANY WAY ARISING OUT OF, RELATED TO, OR CONNECTED WITH ANY LOAN DOCUMENT OR THE RELATIONSHIP ESTABLISHED THEREUNDER.



     Dated  as  of  April  1,  1999.


                                                                      (Name of
Guarantor)


                                   By:

 (Printed  name  and  title  or  capacity)

                                   Address:        ___________________________
                                             ___________________________
                                             __________________________


STATE  OF  _____________          )
                    )    SS:
COUNTY  OF  ___________          )

Before me the undersigned, a Notary Public in and for said County and State, personally appeared, the of, a(n), who as such authorized officer acknowledged the execution of the foregoing Guaranty Agreement on behalf of
said    this  day  of  April,  1999.


 Notary  Public


          (Printed  Name)

My  Commission  Expires:________________

County  of  Residence:________________

                                   ANNEX



                        CERTIFICATE REGARDING SOLVENCY


     , a(n) _____________________ (the "Guarantor"), by its duly authorized officer, makes the following representations to BANK ONE, INDIANA, NA, a national banking association, in its capacity as agent (the "Agent") for the Lenders (the "Lenders") from time to time parties to that certain Credit Agreement identified below, and acknowledges that the Agent is entitled to rely and will rely upon these representations, in providing certain financial accommodations to CROSSMANN COMMUNITIES, INC., an Indiana corporation (the "Borrower"), pursuant to a certain Credit Agreement entered into by and among the Agent, the Borrower, and the Lenders dated April 1, 1999 (the "Credit Agreement").

1. The assets of the Guarantor at a "fair valuation" within the meaning of the Bankruptcy Code of 1978, as amended, (the "Code") are worth approximately $as of this date.

2. The liabilities of the Guarantor, including without limitation contingent liabilities to the extent appropriate for consideration in determining whether the Guarantor is "insolvent", within the meaning of the Code, but excluding the Guarantor's contingent liability under the Guaranty Agreement (the "Guaranty") required to be given by the Guarantor under the terms of the Credit Agreement, total approximately $ as of, 19, the end of the last fiscal quarter of the Guarantor.

3. The Guarantor is not insolvent within the meaning of the Code, after taking into account its contingent liability under the Guaranty.

4. After taking into account its contingent liability under the Guaranty, the Guarantor has sufficient capital for the operation of its business as presently conducted and at the level of operations contemplated for the foreseeable future. The minimum amount of capital required to support the Guarantor's operations at the level planned for the foreseeable future is $.

5. The Guarantor is currently paying its debts as they become due in the ordinary course of its business. After taking into account its contingent liability under the Guaranty, the Guarantor believes that it will be able to continue to pay its debts as they become due in the ordinary course of its business.

Dated  as  of,  199.






                                   By:

      (printed  name  and  title)











          COMPLIANCE  CERTIFICATE



To:          The  Lenders  parties  to  the
     Credit  Agreement  Described  Below

     This Compliance Certificate is furnished pursuant to that certain Credit Agreement dated as of April 1, 1999 (as amended, modified, renewed or extended from time to time, the "Agreement"), among the CROSSMANN COMMUNITIES, INC., an Indiana corporation (the "Borrower"), the lenders party thereto and BANK ONE, INDIANA, NA, a national banking association, as Agent for the Lenders. Unless otherwise defined herein, capitalized terms used in this Compliance Certificate have the meanings ascribed thereto in the Agreement.

     THE  UNDERSIGNED  HEREBY  CERTIFIES  THAT:

     1. I am the duly elected Chief Financial Officer, Treasurer and Secretary of the Borrower;
     2. I have reviewed the terms of the Agreement and I have made, or have caused to be made under my supervision, a detailed review of the transactions and conditions of the Borrower and its Subsidiaries during the accounting period covered by the attached financial statements;

     3. The examinations described in paragraph 2 did not disclose, and I have no knowledge of, the existence of any condition or event which constitutes a Default or Unmatured Default during or at the end of the accounting period covered by the attached financial statements or as of the date of this Certificate, except as set forth below; and

     4. Schedule I attached hereto sets forth financial data and computations evidencing the Borrower's compliance with certain covenants of the Agreement, all of which data and computations are true, complete and correct.

     **[5. Schedule II hereto sets forth the determination of the interest rates to be paid for Advances and the commitment fee rates commencing on the fifth day following the delivery hereof.]**

     **[6. Schedule III attached hereto sets forth the various reports and deliveries which are required at this time under the Credit Agreement, the Security Agreement and the other Loan Documents and the status of compliance.]**

     Described below are the exceptions, if any, to paragraph 3 by listing, in detail, the nature of the condition or event, the period during which it has existed and the action which the Borrower has taken, is taking, or proposes to take with respect to each such condition or event:




           .

     The foregoing certifications, together with the computations set forth in
Schedule I **[and Schedule II]** hereto and the financial statements delivered with this Certificate in support hereof, are made and delivered as of this 1st day of April 1, 1999.





                                   CROSSMANN  COMMUNITIES,  INC.,  an  Indiana
corporation



                                   By:         _______________________________
                                        Jennifer  A.  Holihen, Chief Financial
Officer,  Treasurer  and  Secretary

                     SCHEDULE I TO COMPLIANCE CERTIFICATE

                    Compliance as of _________, ____ with
                      Provisions of ______ and ______ of
                                the Agreement

                    SCHEDULE II TO COMPLIANCE CERTIFICATE

                   Borrower's Applicable Spread Calculation

                    SCHEDULE III TO COMPLIANCE CERTIFICATE

                     Reports and Deliveries Currently Due






















COMPLIANCE  CERTIFICATE



To:          The  Lenders  parties  to  the
     Credit  Agreement  Described  Below

     This Compliance Certificate is furnished pursuant to that certain Credit Agreement dated as of April 1, 1999 (as amended, modified, renewed or extended from time to time, the "Agreement"), among the CROSSMANN COMMUNITIES, INC., an Indiana corporation (the "Borrower"), the lenders party thereto and BANK ONE, INDIANA, NA, a national banking association, as Agent for the Lenders. Unless otherwise defined herein, capitalized terms used in this Compliance Certificate have the meanings ascribed thereto in the Agreement.

     THE  UNDERSIGNED  HEREBY  CERTIFIES  THAT:

     1. I am the duly elected Chief Financial Officer, Treasurer and Secretary of the Borrower;

     2. I have reviewed the terms of the Agreement and I have made, or have caused to be made under my supervision, a detailed review of the transactions and conditions of the Borrower and its Subsidiaries during the accounting period covered by the attached financial statements;

     3. The examinations described in paragraph 2 did not disclose, and I have no knowledge of, the existence of any condition or event which constitutes a Default or Unmatured Default during or at the end of the accounting period covered by the attached financial statements or as of the date of this Certificate, except as set forth below; and

     4. Schedule I attached hereto sets forth financial data and computations evidencing the Borrower's compliance with certain covenants of the Agreement, all of which data and computations are true, complete and correct.

     **[5. Schedule II hereto sets forth the determination of the interest rates to be paid for Advances and the commitment fee rates commencing on the fifth day following the delivery hereof.]**

     **[6. Schedule III attached hereto sets forth the various reports and deliveries which are required at this time under the Credit Agreement, the Security Agreement and the other Loan Documents and the status of compliance.]**

     Described below are the exceptions, if any, to paragraph 3 by listing, in detail, the nature of the condition or event, the period during which it has existed and the action which the Borrower has taken, is taking, or proposes to take with respect to each such condition or event:




           .

     The foregoing certifications, together with the computations set forth in
Schedule I **[and Schedule II]** hereto and the financial statements delivered with this Certificate in support hereof, are made and delivered as of this 1st day of April 1, 1999.





                                   CROSSMANN  COMMUNITIES,  INC.,  an  Indiana
corporation



                                   By:         _______________________________
                                        Jennifer  A.  Holihen, Chief Financial
Officer,  Treasurer  and  Secretary

                     SCHEDULE I TO COMPLIANCE CERTIFICATE

                    Compliance as of _________, ____ with
                      Provisions of ______ and ______ of
                                the Agreement

                    SCHEDULE II TO COMPLIANCE CERTIFICATE

                   Borrower's Applicable Spread Calculation

                    SCHEDULE III TO COMPLIANCE CERTIFICATE

                     Reports and Deliveries Currently Due





















                                           _________________________, _______

BANK  ONE,  INDIANA,  NA,  as  Agent
One  Indiana  Square
14th  Floor
Mail  Suite  7025
Indianapolis,  Indiana    46266

Attention:    Manager,  Real  Estate  Department


     Re:          Credit  Agreement dated as of April 1, 1999, among Crossmann
Communities, Inc., Bank One, Indiana, NA, as Agent, and the lenders party thereto (the "Credit Agreement")


Gentlemen:

     Pursuant  to  Section  4.3  of  the above-referenced Credit Agreement, we hereby  request  that  you  consent  to  the  addition  of
_______________________________,  a  __________________,    as  a  Current
Subsidiary for all purposes under the Credit Agreement. Enclosed are all of the original executed documents required by Section 4.3 to add this entity as a Current Subsidiary.

     Please signify your consent to adding ______________________________ as a Current Subsidiary by executing this letter in the space provided below.


                              Sincerely,

                              CROSSMANN  COMMUNITIES,  INC.



                              By:          ___________________________

                                   ___________________________
                                         (Printed  name  and  title)

     BANK ONE, INDIANA, NA, a national banking association, as Agent, by its duly authorized officer, hereby consents to the addition of _______________________ as a Current Subsidiary for all purposes of the Credit Agreement.

     Dated  as  of  ______________________,  _______.


                              BANK  ONE,  INDIANA,  NA,  as  Agent


                              By:          ___________________________

                                   ___________________________
                                           (Printed  name  and  title)





















          ASSIGNMENT  AGREEMENT


     This Assignment Agreement (this "Assignment Agreement") between ________________ (the "Assignor") and ______________________ (the "Assignee")
is  dated  as  of  _____________, 19___.  The parties hereto agree as follows:

     1.      PRELIMINARY  STATEMENT.    The  Assignor is a party to a Credit
Agreement (which, as it may be amended, modified, renewed or extended from time to time is herein called the "Credit Agreement") described in Item 1 of
Schedule 1 attached hereto ("Schedule 1"). Capitalized terms used herein and not otherwise defined herein shall have the meanings attributed to them in the Credit Agreement.

     2. ASSIGNMENT AND ASSUMPTION. The Assignor hereby sells and assigns to the Assignee, and the Assignee hereby purchases and assumes from the Assignor, an interest in and to the Assignor's rights and obligations under the Credit Agreement and the other Loan Documents, such that after giving effect to such assignment the Assignee shall have purchased pursuant to this Assignment Agreement the percentage interest specified in Item 3 of Schedule 1 of all outstanding rights and obligations under the Credit Agreement and the other Loan Documents relating to the facilities listed in Item 3 of Schedule
1. The aggregate Commitment (or Loans, if the applicable Commitment has been terminated) purchased by the Assignee hereunder is set forth in Item 4 of
Schedule  1.

     3. EFFECTIVE DATE. The effective date of this Assignment Agreement (the "Effective Date") shall be the later of the date specified in Item 5 of
Schedule 1 or two (2) Business Days (or such shorter period agreed to by the Agent) after this Assignment Agreement, together with any consents required under the Credit Agreement, are delivered to the Agent. In no event will the Effective Date occur if the payments required to be made by the Assignee to the Assignor on the Effective Date are not made on the proposed Effective Date.

     4.        PAYMENT  OBLIGATIONS.    In  consideration  for  the sale and
assignment of Loans hereunder, the Assignee shall pay the Assignor, on the Effective Date, the amount agreed to by the Assignor and the Assignee. On and after the Effective Date, the Assignee shall be entitled to receive from the
Agent all payments of principal, interest and fees with respect to the interest assigned hereby. The Assignee will promptly remit to the Assignor any interest on Loans and fees received from the Agent which relate to the portion of the Commitment or Loans assigned to the Assignee hereunder for periods prior to the Effective Date and not previously paid by the Assignee to the Assignor. In the event that either party hereto receives any payment to which the other party hereto is entitled under this Assignment Agreement, then the party receiving such amount shall promptly remit it to the other party hereto.

     5. RECORDATION FEE. The Assignor and Assignee each agree to pay one-half of the recordation fee required to be paid to the Agent in connection with this Assignment Agreement unless otherwise specified in Item 6 of
Schedule  1.

     6. REPRESENTATIONS OF THE ASSIGNOR; LIMITATIONS ON THE ASSIGNOR'S LIABILITY. The Assignor represents and warrants that (i) it is the legal and beneficial owner of the interest being assigned by it hereunder, (ii) such interest is free and clear of any adverse claim created by the Assignor and
(iii) the execution and delivery of this Assignment Agreement by the Assignor is duly authorized. It is understood and agreed that the assignment and assumption hereunder are made without recourse to the Assignor and that the Assignor makes no other representation or warranty of any kind to the Assignee. Neither the Assignor nor any of its officers, directors, employees, agents or attorneys shall be responsible for (i) the due execution, legality, validity, enforceability, genuineness, sufficiency or collectability of any Loan Document, including without limitation, documents granting the Assignor and the other Lenders a security interest in assets of the Borrower or any guarantor, (ii) any representation, warranty or statement made in or in connection with any of the Loan Documents, (iii) the financial condition or creditworthiness of the Borrower or any guarantor, (iv) the performance of or compliance with any of the terms or provisions of any of the Loan Documents,
(v) inspecting any of the property, books or records of the Borrower, (vi) the validity, enforceability, perfection, priority, condition, value or sufficiency of any collateral securing or purporting to secure the Loans or
(vii) any mistake, error of judgment, or action taken or omitted to be taken in connection with the Loans or the Loan Documents.

     7.      REPRESENTATIONS AND UNDERTAKINGS OF THE ASSIGNEE.  The Assignee
(i) confirms that it has received a copy of the Credit Agreement, together with copies of the financial statements requested by the Assignee and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into this Assignment Agreement, (ii) agrees that it will, independently and without reliance upon the Agent, the Assignor or any other Lender and based on such documents and information at it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under the Loan Documents, (iii) appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers under the Loan Documents as are delegated to the Agent by the terms thereof, together with such powers as are reasonably incidental thereto, (iv) confirms that the execution and delivery of this Assignment Agreement by the Assignee is duly authorized, (v) agrees that it will perform in accordance with their terms all of the obligations which by the terms of the Loan Documents are required to be performed by it as a Lender, (vi) agrees that its payment instructions and notice instructions are as set forth in the attachment to Schedule 1, (vii) confirms that none of the funds, monies, assets or other consideration being used to make the purchase and assumption hereunder are "plan assets" as defined under ERISA and that its rights, benefits and interests in and under the Loan Documents will not be "plan assets" under ERISA, (viii) agrees to indemnify and hold the Assignor harmless against all losses, costs and expenses (including, without limitation, reasonable attorneys' fees) and liabilities incurred by the Assignor in connection with or arising in any manner from the Assignee's nonperformance of the obligations assumed under this Assignment Agreement, and (ix) if applicable, attaches the forms prescribed by the Internal Revenue Service of the United States certifying that the Assignee is entitled to receive payments under the Loan Documents without deduction or withholding of any United States federal income taxes.


     8. GOVERNING LAW. This Assignment Agreement shall be governed by the internal law, and not the law of conflicts, of the State of Indiana.

     9. NOTICES. Notices shall be given under this Assignment Agreement in the manner set forth in the Credit Agreement. For the purpose hereof, the addresses of the parties hereto (until notice of a change is delivered) shall be the address set forth in the attachment to Schedule 1.
     10. COUNTERPARTS; DELIVERY BY FACSIMILE. This Assignment Agreement may be executed in counterparts. Transmission by facsimile of an executed counterpart of this Assignment Agreement shall be deemed to constitute due and sufficient delivery of such counterpart and such facsimile shall be deemed to be an original counterpart of this Assignment Agreement.


     IN WITNESS WHEREOF, the duly authorized officers of the parties hereto have executed this Assignment Agreement by executing Schedule 1 hereto as of the date first above written.


______________________________,  ("Assignor")


                                        By:        ___________________________

                                             __________________________
                                                 (Printed  name  and  title)






______________________________,  ("Assignee")


                                        By:        ___________________________

                                             __________________________
                                                 (Printed  name  and  title)




Agreed  and  Accepted:                         CROSSMANN COMMUNITIES, INC., an
Indiana  corporation


                                        By:        ___________________________

                                             __________________________
                                                 (Printed  name  and  title)



Agreed and Accepted:                         BANK ONE, INDIANA, NA, a national
banking  association,  as  Agent


                                        By:        ___________________________

                                             __________________________
                                                 (Printed  name  and  title)

                                  SCHEDULE 1
                           TO ASSIGNMENT AGREEMENT

1. Credit Agreement entered into as of April 1, 1999, by and among Crossmann Communities, Inc., an Indiana corporation, Bank One, Indiana, NA, individually and as Lender, and the Lenders from time to time party thereto.

2.          Date  of  Assignment  Agreement:  ______________,  19___.

3.          Amounts  (As  of  Date  of  Item  2  above):

     a. Assignee's percentage of Revolving Loan Facility purchased under the Assignment Agreement ____%.

     b. Dollar Amount of Revolving Loan Facility purchased under the Assignment Agreement $_______.

4. Assignee's Commitment (or Loans with respect to terminated Commitments) purchased hereunder:  $___________.

5.          Proposed  Effective  Date:          ______________________
6.          Non-standard  Recordation  Fee
     Arrangement                                        N/A***
                              [Assignor/Assignee
                               to  pay  100%  of  fee]
                              [Fee  waived  by  Agent]

Accepted  and  Agreed:

[NAME  OF  ASSIGNOR]                                        [NAME OF ASSIGNEE]

By:          __________________________                    By:
______________________________
Title:          __________________________                    Title:
_______________________________

               Attachment to SCHEDULE 1 to ASSIGNMENT AGREEMENT

                      ADMINISTRATIVE INFORMATION SHEET

        Attach Assignor's Administrative Information Sheet, which must include notice addresses for the Assignor and the Assignee
                          (Sample form shown below)

                            ASSIGNOR INFORMATION
CONTACT:

Name:          ___________________________          Telephone  No.:
__________________
Fax  No.:          ___________________________          Telex  No.:
_________________                                         Answerback:
_____________________
PAYMENT  INFORMATION:

Name  &  ABA  #  of  Destination  Bank:
__________________________________________
Account  Name  &  Number  for  Wire  Transfer:
_____________________________________
                                   ___________________________________
Other  Instructions:
____________________________________________________________

ADDRESS  FOR  NOTICES  FOR  ASSIGNOR:
________________________________________________
                         _________________________________________________
                         _____________________________________________
                             ASSIGNEE INFORMATION
CREDIT  CONTACT:

Name:          ___________________________          Telephone  No.:
__________________
Fax  No.:          ___________________________          Telex  No.:
_________________                                         Answerback:
_____________________
KEY  OPERATIONS  CONTACTS:

Booking  Installation:     _____________________     Booking Installation:
__________________
Name:              _____________________     Name:          __________________
Telephone  No.:          _____________________          Telephone  No.:
__________________
Fax  No.:                    _____________________          Fax  No.:
__________________
Telex  No.:                    _____________________       Telex No.:
___________________
Answerback:                    _____________________      Answerback:
___________________

PAYMENT  INFORMATION:

Name  &  ABA  #  of  Destination  Bank:
__________________________________________
Account  Name  &  Number  for  Wire  Transfer:
_____________________________________
                                   ___________________________________
Other  Instructions:
____________________________________________________________

ADDRESS  FOR  NOTICES  FOR  ASSIGNOR:
________________________________________________
                         _________________________________________________
                         ________________________________________________