Form 10-Q
period 1999-06-30
CROSSMANN COMMUNITIES INC
filed 1999-08-13
CIK 911644

Securities and Exchange Commission
                            Washington D.C.  20549

                                  FORM 10-Q

[  X  ]    Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange  Act  of  1934  For  the  Period  Ended  June  30,  1999.

[      ]  Transition Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange  Act  of  1934  For  the  Transition  Period From -_______________ to
________________.

Commission  file  number    0-22562



     CROSSMANN  COMMUNITIES,  INC.




INDIANA                                                    35-1880120
----------------------------------------  ---------------------------
 (State of incorporation)                 (I.R.S. Identification No.)
  9210 NORTH MERIDIAN STREET
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




     There  were  11,591,132  Common shares outstanding as of August 13, 1999.

                         CROSSMANN COMMUNITIES, INC.
                                  FORM 10-Q

                                    INDEX

Part  I.  Financial  Information.

     Item  1.          Financial  Statements.

Consolidated  balance  sheets as of June 30, 1999 (unaudited) and December 31,
1998.

Consolidated unaudited statements of income for the Three Months Ended June 30, 1999 and 1998, and for the Six Months ended June 30, 1999 and 1998.

               Consolidated unaudited statements of cash flows for the six months ended June 30, 1999 and 1998.

               Notes  to  consolidated  unaudited financial statements for the
six  months  ended  June  30,  1999  and                              1998.

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

     Item  3.          Defaults  upon  Senior  Securities.

     Item  4.          Submission  of  Matters  to a Vote of Security Holders.

     Item  5.          Other  Information.

     Item  6.          Exhibits  and  Reports  on  Form  8-K.


Signatures.

                       PART I.  FINANCIAL INFORMATION.

Item  1.    Financial  Statements



                          CROSSMANN COMMUNITIES, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS





                                            JUNE 30, 1999    DECEMBER 31, 1998
                                            ---------------  ------------------
                                                (UNAUDITED)
                                            ---------------
ASSETS
  Cash and cash equivalents                 $     4,616,342  $       18,011,456
  Retainages                                      1,853,056           1,115,617
  Real estate inventories                       266,773,998         214,197,844
  Furniture and equipment, net                    4,842,356           3,964,369
  Investments in joint ventures                  22,314,740          17,720,878
  Goodwill, net                                  17,802,461          15,395,896
  Other assets                                   16,560,008          13,387,755
                                            ---------------  ------------------
Total assets                                $   334,762,961  $      283,793,815
                                            ===============  ==================


LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable and other liabilities    $    30,425,024  $       32,290,172
  Notes payable                                 140,834,613         101,222,955
                                            ---------------  ------------------
Total liabilities                               171,259,637         133,513,127

Commitments and contingencies

Shareholders' equity:
  Common shares                                  65,504,773          65,154,710
  Retained earnings                              97,998,551          85,125,978
                                            ---------------  ------------------
Total shareholders' equity                      163,503,324         150,280,688
                                            ---------------  ------------------
Total liabilities and shareholders' equity  $   334,762,961  $      283,793,815
                                            ===============  ==================

See  accompanying  notes.









                                  CROSSMANN COMMUNITIES, INC.
                                       AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                    THREE  MONTHS  ENDED  JUNE  30,        SIX  MONTHS  ENDED  JUNE  30,



                                              1999          1998           1999           1998
                                      -------------  ------------  -------------  -------------

Sales of residential real estate      $136,241,679   $91,226,487   $226,657,752   $147,549,729
Cost of residential real estate sold   108,321,213    72,171,510    180,637,503    116,699,067
                                      -------------  ------------  -------------  -------------
Gross profit                            27,920,466    19,054,977     46,020,249     30,850,662

Selling, general and
 administrative                         14,419,824    10,876,479     25,886,129     18,734,943
                                      -------------  ------------  -------------  -------------
Income from operations                  13,500,642     8,178,498     20,134,120     12,115,719

Other income, net                        1,753,825       984,307      2,320,092      1,503,018
Interest expense                          (548,108)     (398,267)    (1,023,708)      (614,383)
                                      -------------  ------------  -------------  -------------
                                         1,205,717       586,040      1,296,384        888,635
                                      -------------  ------------  -------------  -------------

Income before income taxes              14,706,359     8,764,538     21,430,504     13,004,354
Income taxes                             5,868,107     3,461,949      8,557,931      5,152,582
                                      -------------  ------------  -------------  -------------
Net income                            $  8,838,252   $ 5,302,589   $ 12,872,573   $  7,851,772
                                      =============  ============  =============  =============

Weighted average number of
 common shares outstanding:
     Basic                              11,568,358    11,242,535     11,556,137     11,180,543
     Diluted                            11,812,638    11,489,251     11,788,531     11,417,926
                                      =============  ============  =============  =============
Net income per common share:
     Basic                            $        .76   $       .47   $       1.11   $        .70
     Diluted                          $        .75   $       .46   $       1.09   $        .69
                                      =============  ============  =============  =============

See  accompanying  notes.





                              CROSSMANN COMMUNITIES, INC.
                                    AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                      SIX MONTHS        SIX MONTHS
                                                      ENDED JUNE 30,    ENDED JUNE 30,
                                                      ----------------  ----------------
                                                                 1999              1998
                                                      ----------------  ----------------
OPERATING ACTIVITIES:
Net Income                                            $    12,872,573   $     7,851,772
Adjustments to reconcile net income to net cash
  flows from operating activities:
    Depreciation                                              676,011           307,050
    Amortization                                              364,603           105,848
    Gain on sale of equipment                                     -0-               -0-
    Cash provided (used) by changes in:
      Retainages                                             (737,439)         (596,657)
      Amounts due from related parties                       (324,599)           60,558
      Real estate inventories                             (43,804,306)      (23,564,263)
      Other assets                                         (2,883,028)         (270,700)
      Accounts payable                                     (2,087,903)       (5,828,685)
      Amounts due to related parties                              -0-               -0-
      Accrued expenses and other liabilities                 (588,968)        5,561,656
                                                      ----------------  ----------------
Net cash flows from operating activities                  (36,513,056)      (16,273,421)

INVESTING ACTIVITIES:
Purchases of furniture and equipment                       (1,410,226)         (380,795)
Proceeds from disposition of furniture and equipment              -0-               -0-
Investments in joint ventures                              (4,593,862)       (2,987,495)
Business acquisitions                                      (4,363,760)       (9,669,888)
                                                      ----------------  ----------------
Net cash used by investing activities                     (10,367,848)      (13,038,178)

FINANCING ACTIVITIES:
Proceeds from bank borrowing                              128,641,879        89,977,946
Principal payments on bank borrowing                      (94,817,000)     (105,847,000)
Proceeds from issue of senior notes                               -0-        50,000,000
Payments on notes and long-term debt                         (689,152)              -0-
Proceeds from sale of common shares                           350,063           296,249
                                                      ----------------  ----------------
Net cash provided by financing activities                  33,485,790        34,427,195
                                                      ----------------  ----------------

Net increase in cash and cash equivalents                 (13,395,114)        5,115,596
Cash and cash equivalents at beginning of period           18,011,456         5,526,138
                                                      ----------------  ----------------
Cash and cash equivalents at end of period            $     4,616,342   $    10,641,734
                                                      ================  ================

See  accompanying  notes.



CROSSMANN  COMMUNITIES,  INC.  AND  SUBSIDIARIES

NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS

1.    BASIS  OF  PRESENTATION
Crossmann  Communities,  Inc.  ("Crossmann"  or  the  "Company")  is  engaged primarily in the development, construction, marketing and sale of new single-family homes for first-time and first move-up buyers. The Company also acquires and develops land for construction of such homes and originates mortgage loans for the buyers. The Company operates in Indianapolis, Ft. Wayne, Lafayette and Southern Indiana; Cincinnati, Columbus and Dayton, Ohio; Louisville and Lexington, Kentucky; Memphis and Nashville, Tennessee; Charlotte and Raleigh, North Carolina; and in Myrtle Beach, South Carolina.

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


2.    ACQUISITIONS
On June 18, 1999, Crossmann entered the Raleigh, North Carolina market by acquiring the assets of Homes by Huff & Co., Inc. ("Huff") for approximately $4.8 million in cash and the assumption of approximately $6.5 million in debt.
 The excess of cost over estimated fair value of assets acquired and liabilities assumed was approximately $2.8 million.

This acquisition has been accounted for under the purchase method of accounting and the allocation of the purchase price to assets acquired and liabilities assumed is based upon preliminary estimates of fair value. The acquisition was not material to the financial position, results of operations, or cash flows of the Company; therefore, pro forma information has not been presented.


3.    JOINT  VENTURES
The Company has entered into joint ventures with various real estate developers and owns 50% or less in each venture. These joint ventures are accounted for using the equity method. At June 30, 1999, investments in and advances to these joint ventures totaled approximately $22.3 million, compared to approximately $17.7 million at December 31, 1998.


4.    CREDIT  ARRANGEMENTS
On June 11, 1999, the Company amended the credit agreement with its commercial bank group, increasing the size of its credit facility from $80.0 million to $100.0 million. At June 30, 1999, $73.5 million was outstanding on this facility.

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


RESULTS OF OPERATION: THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998.

Sales increased approximately $45.0 million, or 49.3%, to approximately $136.2 million in the second quarter of 1999 from approximately $91.2 million for the same period in 1998. Sales were higher primarily as a result of increased home closings; 1,165 homes were closed in the second quarter of 1999 compared to 812 homes closed during the second quarter of 1998. Part of the increase in closings is attributable to Crossmann's presence in new markets:






                                      Closings in     Closings in
                                      second quarter  second quarter
                                      --------------  --------------
City                      Entered in            1999            1998
------------------------  ----------  --------------  --------------
Raleigh                   June 1999                9             -0-
Charlotte                 April 1998              60             -0-
Nashville                 July  1998              17             -0-
Myrtle Beach              June 1998              107              27
                                      --------------  --------------

     New market increase                         193              27  614.8%
     All other markets                           972             785   23.8%



Excluding the new markets, the Company closed 187 more units in the second quarter of 1999 than in the second quarter of 1998, an increase of 23.8%.

Gross profit increased approximately $8.9 million, or 46.5%, to approximately $27.9 million for the second quarter of 1999 from approximately $19.1 million for the second quarter of 1998. This represents a gross margin of 20.5% of sales in the second quarter of 1999 as compared to 20.9% of sales in the second quarter of 1998. The lower margin in 1999 is due in part to increased use of financing assistance programs in 1999 compared to 1998 and to higher indirect field costs and interest incurred to achieve the higher production level. Some commodity prices were higher in the quarter, but, in general, these costs were offset by increased prices to the consumer.

Selling, general and administrative expenses increased approximately $3.5 million, or 32.5%, to approximately $14.4 million for the second quarter of 1999 from approximately $10.9 million for the second quarter of 1998. This increase is principally increased sales commissions on the higher sales volume. It also reflects increased overhead incurred to achieve higher production. Selling, general and administrative expenses declined as a percentage of sales to 10.6% in the second quarter of 1999 from 11.9% in the second quarter of 1998.

Income before income taxes increased approximately $5.9 million, or 67.8%, to approximately $14.7 million. The Company's effective tax rate was 39.9% in the second quarter of 1999 as compared to 39.5% in the second quarter of 1998.
 Net income increased approximately $3.5 million, or 66.7%, to approximately $8.8 million. Net income as a percentage of sales increased to 6.5% in the second quarter of 1999, compared to 5.8% in the second quarter of 1998.


RESULTS  OF  OPERATION:    SIX  MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX
MONTHS  ENDED  JUNE  30,  1998.

Sales increased approximately $79.1 million, or 53.6%, to approximately $226.7 million for the six months ended June 30, 1999 from approximately $147.5 million for the six months ended June 30, 1998. Sales were higher primarily as a result of increased home closings; 1,938 homes were closed in the six months ended June 30, 1999, compared to 1,291 homes closed during the six
months  ended  June  30,1998.   Selling prices were also higher, approximately
$117,000 per home for the six months ended June 30, 1999 as compared to approximately $114,300 during the same period in 1998. Part of the increase in closings is attributable to Crossmann's presence in new markets:






                                      Closings in     Closings in
                                      second quarter  second quarter
                                      --------------  --------------
City                      Entered in            1999            1998
------------------------  ----------  --------------  --------------
Raleigh                   June 1999                9             -0-
Charlotte                 April 1998              80             -0-
Nashville                 July  1998              23             -0-
Myrtle Beach              June 1998              178              27
                                      --------------  --------------

     New market increase                         290              27  974.1%
     All other markets                         1,648           1,264   30.4%



Excluding these new markets, the Company closed 384 more units in 1999 than in 1998, an increase of 30.4%.

Gross profit increased approximately $15.2 million, or 49.2%, to approximately $46.0 million. This represents a gross margin of 20.3% of sales in the first six months of 1999 as compared to 20.9% of sales in the first six months of 1998. The lower margin in 1999 is due in part to increased use of financing assistance programs in 1999 compared to 1998 and to higher indirect field costs and interest incurred to achieve the higher production level. Some commodity prices were higher in the quarter, but, in general, these costs were offset by increased prices to the consumer.

Selling, general and administrative expenses increased approximately $7.2 million , or 38.2% , to approximately $25.9 million. This increase is principally increased sales commissions on the higher sales volume. Crossmann also incurred higher advertising and administrative expenses associated with the higher level of production and required by the Company's new divisions. Selling, general and administrative expenses as a percentage of sales declined to 11.4% in the first six months of 1999, compared to 12.7% in the first six
months  of    1998.

Income before income taxes increased approximately $8.4 million, or 64.8%, to approximately $21.4 million. The Company's effective tax rate was 39.9% in the first six months of 1999 as compared to 39.6% in the first six months of 1998. Net income increased approximately $5.0 million, or 64.0%, to approximately $12.9 million. Net income as a percentage of sales increased to 5.7% in 1999, up from 5.3% in 1998.

CHANGES  IN  FINANCIAL  POSITION

Inventory
Real estate inventories increased approximately $52.6 million, or 24.5%, from their December 31, 1998 level. Expansion in inventory during the first half of the year is a normal seasonal trend. Winter and spring weather slows closings but does not prevent work on houses under construction from continuing. Therefore, investment in inventory generally grows during the first half of the year. Inventories also increased due to the acquisition of Huff on June 18, 1999.

Goodwill
Goodwill increased approximately $2.4 million or 15.6% during the first half of 1999 due primarily to the acquisition of Huff.

Notes  Payable
Notes payable increased approximately $39.6 million during the first six months of 1999 as borrowings were used to finance real estate inventories, acquisitions, and joint venture investments.

CAPITAL  RESOURCES  AND  LIQUIDITY

At June 30, 1999, the Company had approximately $4.6 million in cash and cash equivalents.

The Company's primary uses of capital are home construction costs and the purchase and development of land. Real estate inventories were approximately $266.8 million, or 79.7% of total assets, at June 30, 1999, compared to $214.2 million or 75.5% of total assets at December 31, 1998. Capital is also used for the addition and improvement of equipment used in administering the business and for model home furnishings.

Cash expenditures are financed with cash from operations and with borrowings on a $100.0 million unsecured line of credit, with Bank One, Indiana, N.A. as agent. The line of credit bears interest at the banks's prime lending rate, but permits portions of the outstanding balance to be committed for fixed periods of time at a rate equal to LIBOR plus 1.45%. The credit facility matures March 31, 2002. At June 30, 1999, $67.7 million was outstanding on this line.

The Company also has approximately $66.7 million in senior notes outstanding. Of this total, $16.7 million is payable through 2004 at a fixed interest rate of 7.625%, payable quarterly. On December 21, 1999, the Company will make a scheduled reduction in the outstanding principal balance of these notes of $2,777,778. Crossmann has an additional $50.0 million in notes outstanding, payable through 2008 at a fixed interest rate of 7.75%, payable quarterly. Annual principal reductions of $8,333,334 begin June 11, 2003.

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

BACKLOG

A home is included in "backlog" upon execution of a sales contract by the customer; sales and cost of sales are recognized when the title is transferred and the home is delivered to the buyer at "closing." The Company generally builds upon the execution of a sales contract by a customer and after approval of financing, although it also builds a limited number of homes on speculation. The standard sales contract used by the Company provides for an earnest money deposit of $1,000. The contract usually includes a termination provision under which the earnest money is refunded in the event that mortgage financing is not available on terms specified in the contract, and may include other contingencies. Cancellations by buyers with approved financing occur infrequently.

Backlog at June 30, 1998 was 3,032 homes with an aggregate sales value of approximately $359.1 million, compared to 2,234 homes with an aggregate sales value of approximately $250.4 million at June 30, 1998. The increase in the number of homes in backlog is approximately 35.7%. Starting backlog was higher, with 1,744 in backlog at January 1, 1999, compared to 1,080 at January 1, 1998. New orders in the first half of 1999 were higher as well: 3,226 contracts were written in the first half of 1999 as compared to 2,445 in 1998, an increase of 31.9%. In addition, Crossmann acquired 66 homes in backlog with its acquisition of Huff.

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

Interest  Rates
Mortgage loan interest rates have climbed during the year. From their low of approximately 6.74% in January , mortgage rates had climbed almost 100 basis points by mid-July. The Company has experienced many such interest rate changes in its history and responds to them by counseling customers from fixed-rate instruments to adjustable-rate mortgage products. The Company may also assist by contributing funds to lock in or buy down rates, thus protecting the customer from significant interest rate fluctuation. These measures impact margins slightly but secure the Company's backlog. These strategies have been effective in the past; however, there is no assurance that interest rates will not have a material adverse impact on the Company's future business, financial condition, and results of operations.

Seasonality
The Company's business is subject to weather-related seasonal factors which can affect quarterly results of operations. During the first and second quarters of the year, weather conditions usually restrict site development work and limit construction. This generally results in fewer closings during this period. Results of operations during the first half of the year may also reflect increased costs associated with adverse weather . The number of sales contracts in backlog tends to rise during the first four months of the year; this backlog declines as it is built during the second half of the year.




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

Item  1.    Legal  Proceedings.
Item  2.    Changes  in  Securities.
Item  3.    Defaults  Upon  Senior  Securities.
Item  5.    Other  Information.

ITEM  4.    SUBMISSIONS  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

At the Company's annual meeting on May 26, 1999, there were represented either in person or by proxy 9,771,515 shares of the Company's common shares, representing 84.6% of the total common shares outstanding. At the meeting, 8,908,377, or 77.2%, of the shares present in person or by proxy voted in favor of Richard H. Crosser and James C. Shook for re-election to the Board. Additionally, 8,918,697, or 77.3%, of the common shares voted in favor of the ratification of Deloitte & Touche LLP as the Company's independent auditors for the year ending December 31, 1999, and 8,648,430, or 74.9%, voted in favor of authorizing an additional 300,000 common shares available for issuance in connection with Crossmann's employee stock option plan.



ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K.


a)  Exhibits



Exhibit
Number   Description of Exhibit
3.1      Amended and restated Articles of Incorporation of Crossmann Communities, Inc.
         (Incorporated by reference to Exhibit 3.1 to Form S-1 Registration Statement No. 33-
                                                                                       68396.)
3.2      Bylaws of Crossmann Communities, Inc. (Incorporated by reference to Exhibit 3.2 to Form S-1 Registration Statement No. 33-68396.)
4.1      Specimen Share Certificate for Common Shares.  (Incorporated by reference to
         Exhibit 2.9 to Form S-1 Registration Statement No. 33-68396.)
10.1     1993 Outside Director Stock Option Plan.  (Incorporated by reference to Exhibit
         10.2to Form S-1 Registration Statement No. 33-68396.)
10.2     1993 Employee Stock Option Plan, As amended as of May 22, 1996.  (Incorporated by reference to Exhibit 10.3 to Form 10-Q dated August 13, 1996.)
10.37    Note Agreement dated as of December 19, 1995, $25,000,000 7.625% Senior Notes
         due December 9, 2004, by Crossmann Communities, Inc., et al. (Incorporated by
         reference to Exhibit 10.37 to From 10-K dated March 18, 1996.)
10.38    7.625% Senior Note due December 19, 2004, issued to Combined Insurance
         Company by Crossmann Communities, Inc., et al.  (Incorporated by reference to
         Exhibit 10.38 to Form 10-K dated March 18, 1996.)
10.39    7.625% Senior Note due December 19, 2004, issued to Minnesota Mutual Life
         Insurance company by Crossmann Communities, Inc., et al.  (Incorporated by
         reference to Exhibit 10.39 to Form 10-K dated March 18, 1996.)
10.40    Note Agreement dated as of June 11, 1998, $50,000,000 7.75% Senior Notes due
         June 11, 2008, by Crossmann Communities, Inc., et al.  (Incorporated by reference to Exhibit 10.46 to Form 10-Q dated August 14, 1998.)
10.41    Form of 7.75% Senior Note due June 11, 2008, issued to various insurance companies by Crossmann Communities, Inc. et al.  (Incorporated by reference to Exhibit 10.45 to Form 10-Q dated August 14, 1998.)
10.42    Credit Agreement, dated April 1, 1999, among Crossmann Communities, Inc. and
         Bank One, Indianapolis N.A. (as "Agent') and the Lenders Parties Thereto.
         (Incorporated by reference to Exhibit 10.16 to Form 10-Q dated May 13, 1999)
10.43    First Amendment to Credit Agreement, dated June 11, 1999, among Crossmann
         Communities, Inc. and Bank One, Indiana N.A. (As "Agent') and the Lenders Party
         Thereto.
10.44    Promissory Note, dated June 11, 1999, in favor of Bank One, Indiana, N.A.
10.45    Promissory Note, dated June 11, 1999, in favor of Fifth Third Bank, Indiana.
10.46    Promissory Note, dated June 11, 1999, in favor of Huntington National Bank of
         Indiana.
10.47    Promissory Note, dated June 11, 1999, in favor of PNC Bank of Ohio, N.A.
10.48    Promissory Note, dated June 11, 1999, in favor of KeyBank National Association.
10.49    Asset Purchase Agreement, dated June 18, 1999 by and among Crossmann
         Communities, Inc., Crossmann Communities of North Carolina, Inc., Homes by Huff
         & Co., Inc., Mitchell T. Huff, Thomas A. Huff and Thomas C. Huff.
10.50    Employment contract dated June 18, 1999, by and among Crossmann Communities of North Carolina, Inc., Crossmann Communities, Inc. and  Mitchell T. Huff.
19.1     Lease by and between Pinnacle Properties LLC ("Landlord") and Crossmann
         Communities, Inc. (Tenant"), 9202 North Meridian Street, Suite 300, Indianapolis,
         Indiana 46260, executed April 18, 1994.  (Incorporated by reference to Exhibit 19.1 to Form 10-Q dated August 12, 1994.)
27.1     Financial Data Schedule for the quarter ended June 30, 1999.



(b)  Reports  on  Form  8-K.

     None.



                                  SIGNATURES


     Pursuant to the requirements of Sections 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






CROSSMANN  COMMUNITIES,  INC.


/s/  Jennifer  A.  Holihen
Jennifer  A.  Holihen
Director,  Chief  Financial  Officer;
Treasurer;  Secretary;
(Principal  Financial  and  Accounting  Officer)





Dated:    August  13,  1999

























Exhibit  10.43

FIRST  AMENDMENT  TO  CREDIT  AGREEMENT


     CROSSMANN COMMUNITIES, INC., an Indiana corporation (the "Borrower"), the Lenders parties thereto, and BANK ONE, INDIANA, NA, a national banking association, as Agent (the "Agent"), being parties to a certain Credit Agreement dated April 1, 1999 (the "Agreement"), agree to amend the Agreement by this First Amendment to Credit Agreement (this "Amendment") as follows:


     1.       DEFINITIONS.     The following definition of "First Amendment"
is hereby added to the Article I of the Agreement and the definition of "Commitment" appearing in Article I is hereby amended and restated in its entirety as follows:

          "Commitment" means, for each Lender, the obligation of such Lender to make Loans not exceeding the amount set forth opposite its signature on the First Amendment or as set forth in any Notice of Assignment relating to any assignment that has become effective pursuant to Section 12.3.2, as such amount may be modified from time to time pursuant to the terms hereof.

     "First  Amendment"    means  that  agreement entitled "First Amendment to
Credit Agreement" entered into among the Borrower, the Lenders, and the Agent effective as of June 11, 1999.


All other terms defined in the Agreement and used in this Amendment shall have their respective meanings stated in the Agreement unless otherwise defined herein.

     2.     INCREASE IN AGGREGATE COMMITMENT.     The Agent and the Lenders
hereby acknowledge receipt of the request of the Borrower to increase the Aggregate Commitment to $100,000,000.00 pursuant to the terms of Section 2.26 of the Agreement, and agree that upon the execution and delivery of the Promissory Notes payable to the Lenders attached hereto and of this Amendment, as well as delivery of all other agreements, documents, and instruments required by this Amendment, all conditions precedent and procedures required by Section 2.26 to so increase the Aggregate Commitment shall be satisfied.

     3. REPRESENTATIONS AND WARRANTIES. To induce the Lenders to enter into this Amendment, the Borrower affirms that the representations and warranties contained in the Agreement are correct as of the date of this Amendment, except that (i) they shall be deemed also to refer to this Amendment, as well as all documents named herein, and (ii) Section 5.4 shall be deemed also to refer to the most recent audited and unaudited financial statements of the Borrower delivered to the Lenders.


     4. EVENTS OF DEFAULT. The Borrower certifies that no Default or Unmatured Default under the Agreement, as amended by this Amendment, has occurred and is continuing as of the execution date of this Amendment.


     5.          CONDITIONS  PRECEDENT.    As  conditions  precedent  to the
effectiveness of this Amendment, the Agent shall first receive with sufficient copies for the Lenders the following contemporaneously with the execution and delivery of this Amendment, each duly executed, dated and in form and substance satisfactory to the Lenders:

     (i) A certified copy of a Resolution of the Board of Directors of the Borrower authorizing the execution, delivery and performance, respectively, of this Amendment and the other Loan Documents provided for in this Amendment to which the Borrower is a party.

     (ii) A certificate of the Secretary of the Board of Directors of the Borrower certifying the names of the officer or officers authorized to sign this Amendment and the other Loan Documents provided for in this Amendment to which the Borrower is a party, together with a sample of the true signature of each such officer.

     (iii) A certified copy of a Resolution of General Partner of Crossmann Communities Partnership, an Indiana general partnership, authorizing the execution, delivery and performance, respectively, of its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Crossmann Communities Partnership is a party.

             (iv)          A  certificate  of the General Partner of Crossmann
Communities Partnership certifying the names of the officer or officers authorized to sign its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Crossmann Communities Partnership is a party, together with a sample of the true signature of each such officer.

     (v) A certified copy of a Resolution of the Board of Directors of Deluxe Homes, Inc., an Indiana corporation, authorizing the execution, delivery and performance, respectively, of its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Deluxe Homes, Inc. is a party.

     (vi) A certificate of the Secretary of the Board of Directors of Deluxe Homes, Inc. certifying the names of the officer or officers authorized to sign its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Deluxe Homes, Inc. is a party, together with a sample of the true signature of each such officer.

     (vii) A certified copy of a Resolution of the Board of Directors of Trimark Homes, Inc., an Indiana corporation, authorizing the execution, delivery and performance, respectively, of its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Trimark Homes, Inc. is a party.

     (viii) A certificate of the Secretary of the Board of Directors of Trimark Homes, Inc. certifying the names of the officer or officers authorized to sign its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Trimark Homes, Inc. is a party, together with a sample of the true signature of each such officer.

     (ix) A certified copy of a Resolution of the Board of Directors of Trimark Development, Inc., an Indiana corporation, authorizing the execution, delivery and performance, respectively, of its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Trimark Development, Inc. is a party.

     (x) A certificate of the Secretary of the Board of Directors of Trimark Development, Inc. certifying the names of the officer or officers authorized to sign its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Trimark Development, Inc. is a party, together with a sample of the true signature of each such officer.

     (xi) A certified copy of a Resolution of the Board of Directors of Deluxe Homes of Lafayette, Inc., an Indiana corporation, authorizing the execution, delivery and performance, respectively, of its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Deluxe Homes of Lafayette, Inc. is a party.

     (xii) A certificate of the Secretary of the Board of Directors of Deluxe Homes of Lafayette, Inc. certifying the names of the officer or officers authorized to sign its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Deluxe Homes of Lafayette, Inc. is a party, together with a sample of the true signature of each such officer.

     (xiii) A certified copy of a Resolution of the Board of Directors of Crossmann Communities of Ohio, Inc., an Ohio corporation, authorizing the execution, delivery and performance, respectively, of its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Crossmann Communities of Ohio, Inc. is a party.

     (xiv) A certificate of the Secretary of the Board of Directors of Crossmann Communities of Ohio, Inc. certifying the names of the officer or officers authorized to sign its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Crossmann
Communities of Ohio, Inc. is a party, together with a sample of the true signature of each such officer.


     (xv) A certified copy of a Resolution of the Board of Directors of Merit Realty, Inc., an Indiana corporation, authorizing the execution, delivery and performance, respectively, of its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Merit Realty, Inc. is a party.

     (xvi) A certificate of the Secretary of the Board of Directors of Merit Realty, Inc. certifying the names of the officer or officers authorized to sign its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Merit Realty, Inc. is a party, together with a sample of the true signature of each such officer.

     (xvii) A certified copy of a Resolution of the Board of Directors of Crossmann Mortgage Corporation, an Indiana corporation, authorizing the execution, delivery and performance, respectively, of its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Crossmann Mortgage Corporation is a party.

     (xviii)       A certificate of the Secretary of the Board of Directors of
Crossmann Mortgage Corporation certifying the names of the officer or officers authorized to sign its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Crossmann Mortgage Corporation is a party, together with a sample of the true signature of each such officer.

     (xix) A certified copy of a Resolution of the Board of Directors of Deluxe Aviation, Inc., an Indiana corporation, authorizing the execution, delivery and performance, respectively, of its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Deluxe Aviation, Inc. is a party.

     (xx) A certificate of the Secretary of the Board of Directors of Deluxe Aviation, Inc. certifying the names of the officer or officers authorized to sign its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Deluxe Aviation, Inc. is a party, together with a sample of the true signature of each such officer.

     (xxi) A certified copy of a Resolution of the Board of Directors of Cutter Homes, Ltd., a Kentucky corporation, authorizing the execution, delivery and performance, respectively, of its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Cutter Homes, Ltd. is a party.

     (xxii) A certificate of the Secretary of the Board of Directors of Cutter Homes, Ltd. certifying the names of the officer or officers authorized to sign its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Cutter Homes, Ltd. is a party, together with a sample of the true signature of each such officer.

     (xxiii) A certified copy of a Resolution of the Members of Crossmann Communities of Tennessee, LLC, a Tennessee limited liability company, authorizing the execution, delivery and performance, respectively, of its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Crossmann Communities of Tennessee, LLC is a party.

     (xxiv) A certificate of the Managing Member of Crossmann Communities of Tennessee, LLC certifying the names of the officer or officers authorized to sign its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Crossmann Communities of Tennessee, LLC is a party, together with a sample of the true signature of each such officer.

     (xxv) A certified copy of a Resolution of the Board of Directors of Crossmann Communities of North Carolina, Inc., a North Carolina corporation, authorizing the execution, delivery and performance, respectively, of its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Crossmann Communities of North Carolina, Inc. is a party.

     (xxvi) A certificate of the Secretary of the Board of Directors of Crossmann Communities of North Carolina, Inc. certifying the names of the officer or officers authorized to sign its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Crossmann Communities of North Carolina, Inc. is a party, together with a sample of the true signature of each such officer.

          (xxvi) A certified copy of a Resolution of the Board of Directors of Pendleton Pike Associates, Inc., an Indiana corporation, authorizing the execution, delivery and performance, respectively, of its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Pendleton Pike Associates, Inc. is a party.

         (xxviii) A certificate of the Secretary of the Board of Directors of Pendleton Pike Associates, Inc. certifying the names of the officer or officers authorized to sign its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Pendleton Pike Associates, Inc. is a party, together with a sample of the true signature of each such officer.

     (xxix) A certified copy of a Resolution of the Members of Pinehurst Builders, LLC, a South Carolina limited liability company, authorizing the execution, delivery and performance, respectively, of its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Pinehurst Builders, LLC is a party.

     (xxx) A certificate of the Managing Member of Pinehurst Builders, LLC certifying the names of the officer or officers authorized to sign its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Pinehurst Builders, LLC is a party, together with a sample of the true signature of each such officer.

     (xxxi) A certified copy of a Resolution of the Members of Beach Vacations, LLC, a South Carolina limited liability company, authorizing the execution, delivery and performance, respectively, of its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Beach Vacations, LLC is a party.

       (xxxii)  A  certificate  of the Managing Member of Beach Vacations, LLC
certifying  the            names of the officer or officers authorized to sign
its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Beach Vacations, LLC is a party, together with a sample of the true signature of each such officer.

         (xxxiii)          A  certified  copy  of a Resolution of the Board of
Directors of Crossmann Management, Inc., an Indiana corporation, authorizing the execution, delivery and performance, respectively, of its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Crossmann Management, Inc. is a party.
         (xxxiv) A certificate of the Secretary of the Board of Directors of Crossmann Management, Inc. certifying the names of the officer or officers authorized to sign its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Crossmann Management, Inc. is a party, together with a sample of the true signature of each such officer.

          (xxxv) A certified copy of a Resolution of the Board of Directors of Crossmann Investments, Inc., an Indiana corporation, authorizing the execution, delivery and performance, respectively, of its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Crossmann Investments, Inc. is a party.

         (xxxvi) A certificate of the Secretary of the Board of Directors of Crossmann Investments, Inc. certifying the names of the officer or officers authorized to sign its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Crossmann Investments, Inc. is a party, together with a sample of the true signature of each such officer.

        (xxxvii)         The Promissory Note (Revolving Loan) ($25,000,000.00)
payable to the order of Bank One, Indiana, NA in the form attached hereto as Exhibit "A."

      (xxxviii)          The Promissory Note (Revolving Loan) ($18,750,000.00)
payable to the order of Huntington National Bank of Indiana in the form attached hereto as Exhibit "B."

            (xxxix)     The Promissory Note (Revolving Loan) ($18,750,000.00)
payable to the order of Fifth Third Bank, Indiana in the form attached hereto as Exhibit "C."

             (xxxx) The Promissory Note (Revolving Loan) ($18,750,000.00) payable to the order of PNC Bank, N.A. in the form attached hereto as Exhibit "D."

            (xxxxi)     The Promissory Note (Revolving Loan) ($18,750,000.00)
payable to the order of KeyBank National Association in the form attached hereto as Exhibit "E."

       (xxxxii)          A  Reaffirmation Guaranty Agreement from each Current
Subsidiary in the form of Exhibit "F" attached hereto, duly completed for each such Current Subsidiary.

       (xxxxiii) All additional fees and expenses of the Agent, including but not limited to the Agent's reasonable attorneys' fees incurred in connection with the drafting, negotiation, and closing of this Amendment; and

       (xxxxiv)     Such other instruments, agreements, and documents that the
Agent  or  any  Lender                    may  reasonably  require.


     6. EFFECT OF AMENDMENT. Except as amended in this Amendment, all of the terms and conditions of the Agreement shall continue unchanged and in full force and effect together with this Amendment.


     IN WITNESS WHEREOF, the Borrower, the Lenders, and the Agent, by their respective duly authorized officers, have executed and delivered in Indiana this First Amendment to Credit Agreement as of June 11, 1999.


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
                                   E-mail:         ___________________________

Commitments

$25,000,000.00                               BANK ONE, INDIANA, NA, a national
banking  association,  by  itself  and  as  Agent



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
                                   E-mail:        Patrick_D_Lease@EM.FCNBD.com




$18,750,000.00                             HUNTINGTON NATIONAL BANK OF INDIANA



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
                                   E-mail:          __________________________




$18,750,000.00                                       FIFTH THIRD BANK, INDIANA


                                   By:          /s/  Erik  Miner
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
                                   E-mail:          __________________________





$18,750,000.00                                                 PNC BANK,  N.A.



                                   By:          /s/  James  A.  Harmann
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
E-mail:                  James.Harmann@pncbank.com

$18,750,000.00                                    KEYBANK NATIONAL ASSOCIATION



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
                                   E-Mail:         ___________________________

                             SCHEDULE OF EXHIBITS


Exhibit  "A"                    -             Promissory Note (Revolving Loan)
($25,000,000.00)(Bank  One,  Indiana,  NA)


Exhibit  "B"                    -             Promissory Note (Revolving Loan)
($18,750,000.00)  (Huntington  National  Bank  of  Indiana)


Exhibit  "C"                    -             Promissory Note (Revolving Loan)
($18,750,000.00)  (Fifth  Third  Bank,  Indiana)


Exhibit  "D"                    -             Promissory Note (Revolving Loan)
($18,750,000.00)  (PNC  Bank,  N.A.)


Exhibit  "E"                    -             Promissory Note (Revolving Loan)
($18,750,000.00)  (KeyBank  National  Association)


Exhibit  "F"                    -          Reaffirmation of Guaranty Agreement





















Exhibit  10.44
                               PROMISSORY NOTE
                               (REVOLVING LOAN)

                                             Indianapolis,  Indiana
$25,000,000.00                                            Dated: June 11, 1999
                                             Final  Maturity:  March  31, 2002

     On or before March 31, 2002 ("Final Maturity"), CROSSMANN COMMUNITIES, INC., an Indiana corporation (the "Maker") promises to pay to the order of BANK ONE, INDIANA, NA, a national banking association (the "Lender") at the principal office of BANK ONE, INDIANA, NA, a national banking association (the "Agent") in Indianapolis, Indiana, the principal sum ofTwenty-Five Million and 00/100 Dollars ($25,000,000.00) or so much of the principal amount of the Loan represented by this Note as may be disbursed by the Lender under the terms of the Credit Agreement described below, and to pay interest on the unpaid principal balance outstanding from time to time as provided in this Note.

     This Note evidences indebtedness (the "Loan") incurred or to be incurred by the Maker under a revolving line of credit extended to the Maker by the Lender under a Credit Agreement dated April 1, 1999 (as amended, the "Credit Agreement"), entered into by and among the Maker, the Lender, the Agent, and the other lenders from time to time parties thereto. All references in this Note to the Credit Agreement shall be construed as references to that Agreement as it may be amended from time to time. The Loan is referred to in the Credit Agreement as the "Revolving Loan." Subject to the terms and conditions of the Credit Agreement, the proceeds of the Loan may be advanced and repaid and re-advanced until Final Maturity. The principal amount of the Loan outstanding from time to time shall be determined by reference to the books and records of the Lender on which all Advances under the Loan and all payments by the Maker on account of the Loan shall be recorded. Such books and records shall be deemed prima facie to be correct as to such matters.

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

     If any installment of interest due under the terms of this Note is not paid within two (2) Business Days when due, then the Lender or any subsequent holder of this Note may, subject to the terms of the Credit Agreement, at its option and without notice, declare the entire principal amount of the Note and all accrued interest immediately due and payable. Reference is made to the Credit Agreement which provides for acceleration of the maturity of this Note
upon  the  happening  of  other    "Defaults"  as  defined  therein.

     All payments on account of this Note shall be applied as provided in the Credit Agreement.

     The Maker and any endorsers severally waive demand, presentment for payment and notice of nonpayment of this Note, and each of them consents to any renewals or extensions of the time of payment of this Note without notice.

     All amounts payable under the terms of this Note shall be payable with expenses of collection, including attorneys' fees, and without relief from valuation and appraisement laws.

     This Note supersedes and replaces that certain Promissory Note dated April 1, 1999, made by the Maker to the order of the Lender in the principal amount of $20,000,000.00, with a final maturity date of March 31, 2002.

     This Note is made under and will be governed in all cases by the substantive laws of the State of Indiana, notwithstanding the fact that Indiana conflicts of law rules might otherwise require the substantive rules of law of another jurisdiction to apply.


                                   CROSSMANN  COMMUNITIES,  INC.,  an  Indiana
corporation



                                   By:      /s/ Jennifer A. Holihen
                              Jennifer  A.  Holihen, Chief Financial Officer,
Treasurer  and  Secretary










Exhibit  10.45

                               PROMISSORY NOTE
                               (REVOLVING LOAN)

                                             Indianapolis,  Indiana
$18,750,000.00                                            Dated: June 11, 1999
                                             Final  Maturity:  March  31, 2002

     On or before March 31, 2002 ("Final Maturity"), CROSSMANN COMMUNITIES, INC., an Indiana corporation (the "Maker") promises to pay to the order of FIFTH THIRD BANK, INDIANA (the "Lender") at the principal office of BANK ONE, INDIANA, NA, a national banking association (the "Agent") in Indianapolis, Indiana, the principal sum of Eighteen Million Seven Hundred Fifty Thousand and 00/100 Dollars ($18,750,000.00) or so much of the principal amount of the Loan represented by this Note as may be disbursed by the Lender under the terms of the Credit Agreement described below, and to pay interest on the unpaid principal balance outstanding from time to time as provided in this Note.

     This Note evidences indebtedness (the "Loan") incurred or to be incurred by the Maker under a revolving line of credit extended to the Maker by the Lender under a Credit Agreement dated the date of this Note entered into by and among the Maker, the Lender, the Agent, and the other lenders from time to time parties thereto. All references in this Note to the Credit Agreement shall be construed as references to that Agreement as it may be amended from time to time. The Loan is referred to in the Credit Agreement as the "Revolving Loan." Subject to the terms and conditions of the Credit Agreement, the proceeds of the Loan may be advanced and repaid and re-advanced until Final Maturity. The principal amount of the Loan outstanding from time to time shall be determined by reference to the books and records of the Lender on which all Advances under the Loan and all payments by the Maker on account of the Loan shall be recorded. Such books and records shall be deemed prima facie to be correct as to such matters.

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

     If any installment of interest due under the terms of this Note is not paid within two (2) Business Days when due, then the Lender or any subsequent holder of this Note may, subject to the terms of the Credit Agreement, at its option and without notice, declare the entire principal amount of the Note and all accrued interest immediately due and payable. Reference is made to the Credit Agreement which provides for acceleration of the maturity of this Note
upon  the  happening  of  other    "Defaults"  as  defined  therein.

     All payments on account of this Note shall be applied as provided in the Credit Agreement.

     The Maker and any endorsers severally waive demand, presentment for payment and notice of nonpayment of this Note, and each of them consents to any renewals or extensions of the time of payment of this Note without notice.

     All amounts payable under the terms of this Note shall be payable with expenses of collection, including attorneys' fees, and without relief from valuation and appraisement laws.

     This Note supersedes and replaces that certain Promissory Note dated April 1, 1999, made by the Maker payable to the order of the Lender in the principal amount of $15,000,000.00, with a final maturity date of March 31, 2002.

     This Note is made under and will be governed in all cases by the substantive laws of the State of Indiana, notwithstanding the fact that Indiana conflicts of law rules might otherwise require the substantive rules of law of another jurisdiction to apply.


                                   CROSSMANN  COMMUNITIES,  INC.,  an  Indiana
corporation



                                   By:              /s/Jennifer  A.  Holihen
                                         Jennifer A. Holihen, Chief Financial
Officer,  Treasurer  and  Secretary










Exhibit  10.46
                               PROMISSORY NOTE
                               (REVOLVING LOAN)

                                             Indianapolis,  Indiana
$18,750,000.00                                            Dated: June 11, 1999
                                             Final  Maturity:  March  31, 2002

     On or before March 31, 2002 ("Final Maturity"), CROSSMANN COMMUNITIES, INC., an Indiana corporation (the "Maker") promises to pay to the order of HUNTINGTON NATIONAL BANK OF INDIANA (the "Lender") at the principal office of BANK ONE, INDIANA, NA, a national banking association (the "Agent") in Indianapolis, Indiana, the principal sum of Eighteen Million Seven Hundred Fifty Thousand and 00/100 Dollars ($18,750,000.00) or so much of the principal amount of the Loan represented by this Note as may be disbursed by the Lender under the terms of the Credit Agreement described below, and to pay interest on the unpaid principal balance outstanding from time to time as provided in this Note.

     This Note evidences indebtedness (the "Loan") incurred or to be incurred by the Maker under a revolving line of credit extended to the Maker by the Lender under a Credit Agreement dated the date of this Note entered into by and among the Maker, the Lender, the Agent, and the other lenders from time to time parties thereto. All references in this Note to the Credit Agreement shall be construed as references to that Agreement as it may be amended from time to time. The Loan is referred to in the Credit Agreement as the "Revolving Loan." Subject to the terms and conditions of the Credit Agreement, the proceeds of the Loan may be advanced and repaid and re-advanced until Final Maturity. The principal amount of the Loan outstanding from time to time shall be determined by reference to the books and records of the Lender on which all Advances under the Loan and all payments by the Maker on account of the Loan shall be recorded. Such books and records shall be deemed prima facie to be correct as to such matters.

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

     The entire outstanding principal balance of this Note shall be due and payable, together with accrued interest, at Final Maturity. Reference is made to the Credit Agreement for provisions requiring prepayment of principal under certain circumstances. Principal may be prepaid, but only as provided in the Credit Agreement.
     If any installment of interest due under the terms of this Note is not paid within two (2) Business Days when due, then the Lender or any subsequent holder of this Note may, subject to the terms of the Credit Agreement, at its option and without notice, declare the entire principal amount of the Note and all accrued interest immediately due and payable. Reference is made to the Credit Agreement which provides for acceleration of the maturity of this Note
upon  the  happening  of  other    "Defaults"  as  defined  therein.

     All payments on account of this Note shall be applied as provided in the Credit Agreement.

     The Maker and any endorsers severally waive demand, presentment for payment and notice of nonpayment of this Note, and each of them consents to any renewals or extensions of the time of payment of this Note without notice.

     All amounts payable under the terms of this Note shall be payable with expenses of collection, including attorneys' fees, and without relief from valuation and appraisement laws.

     This Note supersedes and replaces that certain Promissory Note dated April 1, 1999, made by the Maker to the order of the Lender in the principal amount of $15,000,000.00, with a final maturity date of March 31, 2002.

     This Note is made under and will be governed in all cases by the substantive laws of the State of Indiana, notwithstanding the fact that Indiana conflicts of law rules might otherwise require the substantive rules of law of another jurisdiction to apply.


                                   CROSSMANN  COMMUNITIES,  INC.,  an  Indiana
corporation



                                   By:      /s/Jennifer A. Holihen
                             Jennifer  A.  Holihen,  Chief Financial Officer,
Treasurer  and  Secretary












Exhibit  10.47

                               PROMISSORY NOTE
                               (REVOLVING LOAN)

                                             Indianapolis,  Indiana
$18,750,000.00                                            Dated: June 11, 1999
                                             Final  Maturity:  March  31, 2002

     On or before March 31, 2002 ("Final Maturity"), CROSSMANN COMMUNITIES, INC., an Indiana corporation (the "Maker") promises to pay to the order of PNC BANK, N.A. (the "Lender") at the principal office of BANK ONE, INDIANA, NA, a national banking association (the "Agent") in Indianapolis, Indiana, the principal sum of Eighteen Million Seven Hundred Fifty Thousand and 00/100 Dollars ($18,750,000.00) or so much of the principal amount of the Loan represented by this Note as may be disbursed by the Lender under the terms of the Credit Agreement described below, and to pay interest on the unpaid principal balance outstanding from time to time as provided in this Note.

     This Note evidences indebtedness (the "Loan") incurred or to be incurred by the Maker under a revolving line of credit extended to the Maker by the Lender under a Credit Agreement dated the date of this Note entered into by and among the Maker, the Lender, the Agent, and the other lenders from time to time parties thereto. All references in this Note to the Credit Agreement shall be construed as references to that Agreement as it may be amended from time to time. The Loan is referred to in the Credit Agreement as the "Revolving Loan." Subject to the terms and conditions of the Credit Agreement, the proceeds of the Loan may be advanced and repaid and re-advanced until Final Maturity. The principal amount of the Loan outstanding from time to time shall be determined by reference to the books and records of the Lender on which all Advances under the Loan and all payments by the Maker on account of the Loan shall be recorded. Such books and records shall be deemed prima facie to be correct as to such matters.

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

     If any installment of interest due under the terms of this Note is not paid within two (2) Business Days when due, then the Lender or any subsequent holder of this Note may, subject to the terms of the Credit Agreement, at its option and without notice, declare the entire principal amount of the Note and all accrued interest immediately due and payable. Reference is made to the Credit Agreement which provides for acceleration of the maturity of this Note
upon  the  happening  of  other    "Defaults"  as  defined  therein.

     All payments on account of this Note shall be applied as provided in the Credit Agreement.

     The Maker and any endorsers severally waive demand, presentment for payment and notice of nonpayment of this Note, and each of them consents to any renewals or extensions of the time of payment of this Note without notice.

     All amounts payable under the terms of this Note shall be payable with expenses of collection, including attorneys' fees, and without relief from valuation and appraisement laws.

     This Note supersedes and replaces that certain Promissory Note dated April 1, 1999, made by the Maker to the order of the Lender in the principal amount of $15,000,000.00, with a final maturity date of March 31, 2002.

     This Note is made under and will be governed in all cases by the substantive laws of the State of Indiana, notwithstanding the fact that Indiana conflicts of law rules might otherwise require the substantive rules of law of another jurisdiction to apply.


                                   CROSSMANN  COMMUNITIES,  INC.,  an  Indiana
corporation



                                   By:      /s/Jennifer A. Holihen
                             Jennifer  A.  Holihen,  Chief Financial Officer,
Treasurer  and  Secretary










Exhibit  10.48

                               PROMISSORY NOTE
                               (REVOLVING LOAN)

                                             Indianapolis,  Indiana
$18,750,000.00                                            Dated: June 11, 1999
                                             Final  Maturity:  March  31, 2002

     On or before March 31, 2002 ("Final Maturity"), CROSSMANN COMMUNITIES, INC., an Indiana corporation (the "Maker") promises to pay to the order of KEYBANK NATIONAL ASSOCIATION (the "Lender") at the principal office of BANK ONE, INDIANA, NA, a national banking association (the "Agent") in Indianapolis, Indiana, the principal sum of Eighteen Million Seven Hundred Fifty Thousand and 00/100 Dollars ($18,750,000.00) or so much of the principal amount of the Loan represented by this Note as may be disbursed by the Lender under the terms of the Credit Agreement described below, and to pay interest on the unpaid principal balance outstanding from time to time as provided in this Note.

     This Note evidences indebtedness (the "Loan") incurred or to be incurred by the Maker under a revolving line of credit extended to the Maker by the Lender under a Credit Agreement dated the date of this Note entered into by and among the Maker, the Lender, the Agent, and the other lenders from time to time parties thereto. All references in this Note to the Credit Agreement shall be construed as references to that Agreement as it may be amended from time to time. The Loan is referred to in the Credit Agreement as the "Revolving Loan." Subject to the terms and conditions of the Credit Agreement, the proceeds of the Loan may be advanced and repaid and re-advanced until Final Maturity. The principal amount of the Loan outstanding from time to time shall be determined by reference to the books and records of the Lender on which all Advances under the Loan and all payments by the Maker on account of the Loan shall be recorded. Such books and records shall be deemed prima facie to be correct as to such matters.

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

     If any installment of interest due under the terms of this Note is not paid within two (2) Business Days when due, then the Lender or any subsequent holder of this Note may, subject to the terms of the Credit Agreement, at its option and without notice, declare the entire principal amount of the Note and all accrued interest immediately due and payable. Reference is made to the Credit Agreement which provides for acceleration of the maturity of this Note
upon  the  happening  of  other    "Defaults"  as  defined  therein.

     All payments on account of this Note shall be applied as provided in the Credit Agreement.

     The Maker and any endorsers severally waive demand, presentment for payment and notice of nonpayment of this Note, and each of them consents to any renewals or extensions of the time of payment of this Note without notice.

     All amounts payable under the terms of this Note shall be payable with expenses of collection, including attorneys' fees, and without relief from valuation and appraisement laws.

     This Note supersedes and replaces that certain Promissory Note dated April 1, 1999, made by the Maker to the order of the Lender in the principal amount of $15,000,000.00, with a final maturity date of March 31, 2002.

     This Note is made under and will be governed in all cases by the substantive laws of the State of Indiana, notwithstanding the fact that Indiana conflicts of law rules might otherwise require the substantive rules of law of another jurisdiction to apply.


                                   CROSSMANN  COMMUNITIES,  INC.,  an  Indiana
corporation



                                   By:      /s/ Jennifer A. Holihen
                              Jennifer  A.  Holihen, Chief Financial Officer,
Treasurer  and  Secretary













EXHIBIT  10.49

     ASSET  PURCHASE  AGREEMENT

                   DATED AS OF THE 18TH  DAY OF JUNE, 1999

                                 BY AND AMONG

                         CROSSMANN COMMUNITIES, INC.

                CROSSMANN COMMUNITIES OF NORTH CAROLINA, INC.

                                     AND

                          HOMES BY HUFF & CO., INC.,

                              MITCHELL T. HUFF,

                                THOMAS A. HUFF

                                     AND

                                THOMAS C. HUFF






                               ASSET PURCHASE AGREEMENT


     THIS ASSET PURCHASE AGREEMENT (the "Agreement") is made and entered into as of the 18th day of June, 1999, by and among CROSSMANN COMMUNITIES, INC., an Indiana corporation ("Crossmann"), Crossmann Communities of North Carolina, Inc., a North Carolina corporation which is wholly-owned by Crossmann (the "Company" and, collectively with Crossmann the "Purchaser") and Homes by Huff & Co., Inc., a North Carolina corporation (the "Seller"), Mitchell T. Huff, Thomas A. Huff and Thomas C. Huff (collectively, the "Shareholders").

                                  WITNESSETH

     WHEREAS, the Seller is engaged in the business of building single family homes.

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

1.02      ab     Section.  Sale at Closing Date.   The sales, conveyances,
transfers, assignments, and deliveries by the Seller of the Acquired Assets, as herein provided, shall be effected on the Closing Date, free and clear of all Liens, except for the Liens set forth on Schedule 1.02, by appropriate deeds, bills of sale, endorsements, assignments, and other instruments of transfer and Assumed Liabilities and conveyance satisfactory in form and substance to the Seller and the Purchaser. Notwithstanding the foregoing, the Purchaser shall be entitled to net profit earned by the Seller from the sales of Lot 6 Pineywood Subdivision and Lot 76 Amberfield Subdivision, as calculated in the normal course from the Seller's books and records. This net profit shall be calculated and included as part of the Purchase Price adjustment contemplated by Section 1.06
1.03          ab     Section.  Assumption of Liabilities.   Subject to the
terms and conditions set forth herein, from and after the Closing, the Purchaser shall assume, pay, perform, and discharge, when due, only the liabilities and obligations of the Seller which are (i) related to the Acquired Assets (ii) listed on Schedule 1.03 (the "Assumed Liabilities"), and/or (iii) subject to Section 4.01, Warranty Liabilities. Notwithstanding the foregoing, the Purchaser shall not assume, pay, perform or discharge any of the following:

(a)        ab     except as described in (i) or (iii) above, any liability not listed  on  Schedule  1.03;

(b)        ab      any liability or obligation which is secured by an Excluded
Asset,  except  those  liabilities  listed  on  Schedule  1.03;

(c)          ab       any liability or obligation of any entity other than the
Seller;

(d)          ab          any  unfunded  pension  liability;

(e) ab any Tax liability which accrued on or before the Closing Date (including any Tax liability resulting from the sale and transfer by the Seller of the Acquired Assets hereunder), including past due or delinquent taxes or interest or penalties thereon; provided, however, that the Purchaser shall assume liability for the 1999 ad valorem taxes relating to the Real Property which accrued on or before the Closing Date (except for those 1999 ad valorem taxes for the Westgate Subdivision which accrued on or before the Closing Date), up to a maximum of Ten Thousand Dollars ($10,000) in the aggregate..

(f)       ab     any liability arising from activities outside of the ordinary course  of  business  of  the  Seller;

(g)          ab          any  tort liability not specified on Schedule 1.03;

(h)          ab      any other cost or expense, not listed on Schedule 1.03,
including, but not limited to, any cost or expense incurred in building residential homes (for example, the Purchaser shall not be responsible for paying any contractor or subcontractor that worked on a residential home if the sale of such home closed prior to the Closing Date, unless those costs are included in the liabilities set forth on Schedule 1.03); Seller shall retain the responsibility for all of Seller's pre-closing operating expenses, including but not limited to rent, utility bills, and promotional and advertising expenses;


(i) ab any liability arising from any suit, cause, action, claim, investigation, or arbitration action that was filed, in progress, pending, or threatened against the Seller (or any of its assets or property) on or before the Closing Date whether at law or in equity, whether civil or criminal in nature, whether before any federal, state, county, or local court, commission, board or agency; or

(j)          ab     any liability arising from any circumstances arising on or before  the  Closing  Date  not  described  on  Schedule  1.03.

     Those Assumed Liabilities which are Real Property loans shall be paid in full by the Purchaser on or immediately after the Closing Date.

1.04          ab     Section.  Purchase Price.   Subject to Section 1.05
below, the aggregate consideration (the "Purchase Price") to be paid by the Purchaser to the Seller for the Acquired Assets shall be:

(a) ab cash in an amount equal to the sum of (i) the book value of the Acquired Assets (net of the Assumed Liabilities) as of the Closing Date and
(ii) Two Million Eight Hundred Thousand Dollars and No/100 ($2,800,000), of which Five Hundred Thousand ($500,000.00) will be paid into the escrow account described in Section 1.05 below and the balance of which shall be payable at Closing by wire transfer of next day funds pursuant to payment instructions provided by the Seller; and

(b)          ab          the  assumption  of  the  Assumed  Liabilities.

1.05        ab     Section.  Escrow.   At the Closing, the Purchaser shall
deposit Five Hundred Thousand Dollars ($500,000.00) of the Purchase Price with Carolina Title Insurance Agency, Inc., as escrow agent (the "Escrow Agent"), by certified or official bank check payable to the order of the Escrow Agent or by wire transfer of immediately available funds (the "Escrow Amount" and, together with all earnings thereon, collectively, the "Escrow Deposit"). The Escrow Deposit will be held, invested and disbursed as specified in and pursuant to the terms and conditions of an escrow agreement substantially in the form attached hereto as Exhibit 1.05 (the "Escrow Agreement").

1.06        ab     Section.  Purchase Price Adjustment.    For purposes of
estimating the Purchase Price for the Closing (the "Estimated Purchase Price"), the book value of the Acquired Assets (net of Assumed Liabilities) shall be calculated based upon the April 30, 1999 balance sheet for the Seller (the "Estimated Closing Date Balance Sheet"). Based on the Estimated Closing Date Balance Sheet, the Purchaser will calculate the Estimated Purchase Price and will pay the same at Closing pursuant to Section 1.04. Within 60 days after the Closing, the Purchaser will cause to be prepared and delivered to the Seller and the Shareholders a balance sheet setting forth the Acquired Assets and the Assumed Liabilities as of the Closing Date (the "Closing Date Balance Sheet").


     (a) The Estimated Purchase Price shall be adjusted, on a dollar for dollar basis, to the extent that the book value of the Acquired Assets as of the Closing Date (net of the Assumed Liabilities) (the "Book Value as of Closing"), as shown on the Closing Date Balance Sheet, is greater than or less than the book value of the Acquired Assets (net of the Assumed Liabilities) as shown on the Estimated Closing Date Balance Sheet (the extent to which the Estimated Purchase Price is less than the Purchase Price is referred to as a "Deficit" and the extent to which the Estimated Purchase Price is greater than the Purchase Price is referred to as an "Excess"). To the extent of any Excess, the Purchaser shall be entitled to receive the amount of the Excess from the Balance Sheet Escrow Deposit, and the Seller shall be entitled to receive the remaining amount of the Balance Sheet Escrow Deposit (if any). To the extent that the Balance Sheet Escrow Deposit is insufficient to satisfy any portion of the Excess, then the Seller and/or the Shareholders shall pay the Purchaser, in cash, the balance of the Excess. To the extent the
Estimated Purchase Price is less than or equal to the Purchase Price, the Seller shall be entitled to receive the entire amount of the Balance Sheet Escrow Deposit. To the extent a Deficit exists, then the Purchaser shall pay the Seller, in cash, the amount of the Deficit.

     (b) If the Seller or the Shareholders disputes the Closing Date Balance Sheet or any component thereof, such party (the "Disputing Party") shall give written notice (the "Dispute Notice") to the other parties (the "Non-Disputing Party") within fifteen (15) business days after its receipt of the Closing Date Balance Sheet, which Dispute Notice shall specify the reasons for such disagreement and the amount in dispute. Failure to provide such notice shall be deemed to constitute an acceptance of the Closing Date Balance Sheet and the calculations thereon. If the Non-Disputing Party and the Disputing Party are unable to resolve the disputed matters outstanding within fifteen (15) days after receipt by the Non-Disputing Party of the Dispute Notice, all matters raised by the Disputing Party not so resolved shall be submitted to an independent "Big 5" accounting firm chosen by mutual agreement of the Disputing Party and Non-Disputing Party (such firm which accepts the engagement, the "Independent Auditor"), for final resolution in accordance with the terms and provisions of this Agreement. The Disputing Party and Non-Disputing Party shall use their respective best efforts to cause the Independent Auditor to make its determination as soon as possible, but in no event later than thirty (30) days after receipt of the disputed matters. Such determination shall be final and binding upon the all of the parties. The Independent Auditor's determination shall be limited to matters of dispute which are raised by the Disputing Party. The Independent Auditor's resolution of any such disagreement shall be reflected in a written report which will be delivered promptly to the Disputing Party and Non-Disputing party. All fees and disbursements of the Independent Auditor shall be paid by the party other than the party with whose determination the Independent Auditor agrees, provided however, that if the Independent Auditor's determination represents a compromise between the determination of the Disputing Party and the Non-Disputing Party, then each party shall pay 50% of such fees and disbursements. Each of the parties shall be deemed to have accepted the Closing Date Balance Sheet and the calculations thereon, each as adjusted based on the Independent Auditor's determination as of the date such reports are received by them.

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

1.09         ab     Section.  Allocation of Purchase Price.   The Purchase
Price shall be allocated among the Acquired Assets pursuant to Code Section 1060 and as mutually agreed upon by the parties and set forth on Schedule 1.09, which, to the extent necessary, shall be amended to reflect any adjustments to the Purchase Price as contemplated by Section 1.06.

1.10      ab     Section.  Vehicle Loans.   As additional consideration to
the Seller for the transactions contemplated by this Agreement, the Purchaser agrees that upon or immediately after the Closing Date, the Purchaser shall pay, in full, the outstanding balance of principal and interest upon certain vehicle loans of the Seller (the "Vehicle Loans"). A complete listing of the Vehicle Loans, and the outstanding balance of principal and interest as of June 18th , 1999, is set forth on Schedule 1.10 attached hereto. Notwithstanding anything in this Agreement to the contrary, the Vehicle Loans shall not be included in "Assumed Liabilities" or otherwise included in the calculation of Book Value as of Closing contemplated by Section 1.06.

                               II     abARTICLE

                 REPRESENTATIONS AND WARRANTIES OF THE SELLER

     As a material inducement to the Purchaser to enter into this Agreement and other agreements and documents executed by the Purchaser in connection with this Agreement, and to consummate the transactions contemplated hereby and thereby, the Seller and the Shareholders jointly and severally represent and warrant to the Purchaser that:

2.01        ab     Section.  Title to Property.   Except for the Liens set
forth in Schedule 1.02, the Seller has good, valid and marketable title to all of the Acquired Assets, free and clear of all mortgages, liens, pledges, charges, claims, security interests, encumbrances, easements, encroachments, rights of third parties, or other interests of any kind or character, except for liens for property taxes not yet due and payable.

2.02     ab     Section.  Authority; Consent.   The Seller and each of the
Shareholders have the full capacity, right, power, and authority to enter into, execute, and deliver this Agreement, to consummate the transactions contemplated by this Agreement, and to comply with and fulfill the terms and conditions of this Agreement. Seller has the full capacity, right, power, and authority to sell, transfer, assign, and deliver each and all of the Acquired Assets to the Purchaser. The execution and delivery of this Agreement by Seller and the consummation by Seller of the transactions contemplated hereby have been duly and validly authorized by all necessary action on the part of the Board of Directors and the shareholders of the Seller. This Agreement constitutes a valid and binding obligation of Seller and each of the Shareholders, enforceable in accordance with its terms and conditions, subject to enforcement of applicable bankruptcy, insolvency, reorganization, and other similar laws of general applicability relating to or affecting creditors rights generally. No further action is necessary by Seller to make this Agreement valid and binding upon it and enforceable against it in accordance with the terms hereof or to carry out the transactions contemplated hereby. Except for the Loan Documents reflecting the financing for the Real Property and except as set forth in Schedule 2.02, neither the execution and delivery of this Agreement, nor the consummation of the transactions contemplated hereby, nor compliance by Seller with any of the provisions of this Agreement will:

(a) ab Conflict with, violate, result in a breach of, constitute a material default (or an event which, with notice or lapse of time or both, would constitute a default) under, or give rise to any right of termination, cancellation, or acceleration under any provision of the Articles of Incorporation or the Bylaws of Seller, or any of the terms, conditions or provisions of any note, credit agreement, security or pledge agreement, lien, bond, mortgage, indenture, license, lease, contract, commitment, agreement, understanding, arrangement, restriction, or other instrument or obligation to which the Seller is a party or by which Seller or any of its properties or assets may be bound;

(b)          ab       Violate any law, rule or regulation of any government or
governmental agency or body, or any Judgment, order, writ, injunction, or decree of any court, administrative agency, or governmental agency or body applicable to the Seller or any of its respective properties, assets, or outstanding shares or other securities of Seller; or

(c) ab Constitute an event which, with or without notice, lapse of time, or action by a third party, could result in the creation of any lien, charge, or encumbrance upon any of the assets or properties of Seller, or upon the Acquired Assets, or cause the maturity of any liability, obligation, or debt of Seller to be accelerated or increased.

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

2.04         ab     Section.  Organization.   Seller is a corporation duly
organized, validly existing, and in good standing under the laws of the State of North Carolina. Seller has all the requisite power and authority to own, lease, and operate its properties and to carry on its business operations as it is now being conducted. Prior to the Closing, the Seller will deliver to the Purchaser (a) a copy of the Articles of Incorporation and Bylaws, including all amendments thereto, of Seller certified as true, complete, and presently in effect by the Secretary of Seller, and (b) a Certificates of Good Standing of Seller, or its equivalent, issued by the Secretary of State for the State of North Carolina.

2.05       ab     Section.  Financial Statements of the Seller.   True and
complete copies of the annual financial statements of the Seller for each of the years 1996, 1997 and 1998 and the internally prepared interim balance sheets and income statements of the Seller as of April 30, 1999, are attached hereto as Schedule 2.05 (collectively the "Financial Statements of the Seller"). The Financial Statements of the Seller are true and correct in all material aspects, have been prepared from the books and records of the Seller in accordance with generally accepted accounting principles, and contain and reflect all necessary adjustments or accruals necessary for a fair presentation of the financial condition and results of the operations of the Seller for the periods indicated.

2.06      ab     Section.  Tax Matters.   Except as set forth in Schedule
2.06:

(a) ab All federal, state, county, and local taxes of any kind or character, including, without limitation, income (including gross and adjusted gross), receipts, property (including real, personal, and intangible), transfer, sales, use, franchise, value added, excise, recording, financial institutions, employees' income and social security withholding, and all other withholding, social security and unemployment taxes, which are due and payable by or on behalf of the Seller, and all interest and penalties thereon (collectively, the "Taxes"), have been paid (and, to the extent applicable, withheld) in full (or are adequately reserved for and accurately reflected as a liability in the Interim Financial Statements);

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

2.08          ab      Section.  Personal Property Owned.   Schedule 2.08
contains a list and brief description of substantially all model homes, tools, furniture, furnishings, fixtures, machinery, supplies, vehicles, equipment, and all other items of tangible personal property owned or used by Seller (the "Personal Property").

2.09          ab     Section.  Personal Property Leased.   Schedule 2.09
contains a list and brief description of all leases and other agreements under which the Seller is a lessee of, holds, or operates any tools, furniture, machinery, vehicles, equipment, or other personal property owned by any third party (the "Leased Personal Property"). The Seller on or before the Closing will deliver to the Purchaser copies of the leases and agreements listed in
Schedule 2.09. Each of such leases and agreements is in full force and effect and constitutes a legal, valid, and binding obligation of the Seller, enforceable in accordance with its terms. No consent of any lessor of the Leased Personal Property is required in connection with the transactions contemplated by this Agreement, except as set forth in Schedule 2.09. Except as disclosed in Schedule 2.09, there is not any existing default or event which, after notice or lapse of time, or both, would constitute a default or result in a right to accelerate or loss of rights as to the Leased Personal Property. None of the Acquired Assets is subject to any lease other than as set forth in Schedule 2.09.

2.10     ab     Section.  Developed Real Property.   Schedule 2.10 lists
and contains a legal description of each parcel of Developed Real Property in which Seller owns an interest. For purposes of this Agreement, Developed Real Property is real property, owned by the Seller, which (i) has all necessary access to and from public highways, streets, and roads and for which no pending or threatened proceeding or other fact or condition exists that could limit or result in the termination of such access and (ii)(A) is or can be connected to and, where applicable, serviced by electric, gas, sewage or septic, telephone, and public or private water facilities, and, when so connected, will be in compliance in all material respects with all applicable laws and (B) for which all applicable installation and connection charges have been paid in full. Developed Real Property shall not include Land Contract Property and Land Option Property (as those terms are defined below). Except as set forth on Schedule 2.10, Developed Real Property is Substantially Complete. For purposes of this Agreement, "Substantially Complete" means that each and all of the requirements listed below have been met with respect to the Developed Real Property and each lot contained therein (a "Lot" or
"Lots").    With  respect  to  each  Lot:

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

(c)          ab      The appropriate governmental authority has certified that
operable  water  and  sewer  taps  are  available  to  each  of  the Lots; and

(d)          ab      The appropriate governmental authority has certified that
building permits are obtainable for the construction of single-family houses and multi-family housing units on the Lots.

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

(c)        ab     Schedule 2.13(c) sets forth all executed letters of intent and similar proposals relating to the purchase of real property by Seller which have not expired or been terminated.

2.14          ab          Section.    Real  Property  Generally.

(a)       ab     Good and Marketable Title.   Seller has good and marketable
title in fee simple to its Developed Real Property, Undeveloped Real Property and Land Contract Property (collectively, the "Real Property"), except as set forth on Schedule 2.14(a), and except for the Liens described on Schedule 1.02, and except that Seller will not acquire such title to its Land Contract Property until the acquisition thereof. The Real Property constitutes all of the real property which Seller owns or has a right to acquire or in which it otherwise has an interest, except for any easements, rights of way, covenants, servitude, licenses or other interests, whether arising by contract, statute, regulation, common law, equity or otherwise which are appurtenant to any Real Property.

(b)     ab     No Breach or Default.  Except as to be set forth in Schedule
2.14(b), the Seller has not given nor has it received any written notice that a breach or an event of default exists under or with respect to any agreements, arrangements, contracts, covenants, conditions, deeds, deeds of trust, rights-of-way, easements, mortgages, restrictions, surveys, title insurance policies, and other documents granting Seller title to or an interest in or otherwise affecting the Real Property, and, to the Knowledge of the Seller, no condition or event has occurred that with the giving of notice, the lapse of time, or both would constitute a breach or event of default of any such agreement or document, by Seller or any other person or entity.

(c)     ab     No Condemnation.  No condemnation, eminent domain, or similar proceeding exists, is pending or, to the Knowledge of the Seller, is threatened with respect to, or that could affect, any Real Property or its development or the construction, marketing, or sale of dwellings situated thereon or the insurability or marketability of the title thereto.

(d)          ab       Compliance with Laws.  Except as set forth on Schedule
2.14(d), the buildings and improvements on and the subdivision of the Real Property do not violate (i) any applicable law, including any building, set-back, or zoning law, ordinance, regulation, or statute, or other governmental restriction in the nature thereof, or (ii) any enforceable restrictive covenant affecting any such property.

(e)          ab      Parties in Possession.  Except as set forth on Schedule
2.14(e), there are no parties in possession of any portion of the Real Property as lessees, tenants at sufferance, or trespassers, except for rightful possessors of the Option Property, the Leased Real Property, or the Land Contract Property.

(f)     ab     Site Obligations.  Except as set forth on Schedule 2.14(f), no Real Property is subject to any condition or obligation to any governmental entity or other person or entity requiring the owner or any transferee thereof to donate land (except for incidental rights of way), money or other property or to make off-site public improvements.

(g)          ab       Assessments.  Except a shown on Schedule 2.14(g), no
developer-related charges or assessments by any public authority or any other person or entity for public improvements or otherwise made against the Real Property are unpaid (other than those set forth on the Financial Statements of the Seller or incurred since the date thereof in the ordinary course of business consistent with past practices), including without limitation those for construction of sewer lines, water lines, storm drainage systems, electric lines, natural gas lines, streets (including perimeter streets), roads and curbs, excluding homeowner association dues and per lot impact fees and water meter installation fees.

(h)          ab     Subdivision Standards.  Except as set forth on Schedule
2.14(h), the Real Property and all lots included therein conform to the appropriate governmental authority's subdivision standards, and there is no material impediment to subdivision approval for the Undeveloped Real Property, such approval to allow development of the Undeveloped Real Property for construction and sale of single family homes at the density and materially in the manner in which Seller currently anticipates building thereon.

(i)          ab      Moratoria.  Except for the forty-five (45) day building
permit moratorium adopted by the Town of Holly Springs, to the best knowledge of Seller, there is no moratorium applicable to any of the Real Property, to the extent Seller plans further development thereof, on (i) the issuance of building permits for the construction of houses, or certificates of occupancy therefor, or (ii) the purchase of sewer or water taps to the extent the Seller plans or is required to rely on public water or sewer facilities.

(j)        ab     Construction Conditions.  Except as set forth on Schedule
2.14(j), to the best knowledge of Seller, each of the lots included in the Developed Real Property, developed real property included in the Land Contract Property and developed real property included in the Land Option Property is stable and otherwise suitable for the construction of a residential structure by customary means and without extraordinary site preparation measures.

(k)          ab        Certain Prior Uses.  Except as set forth on Schedule
2.14(k), to the best knowledge of Seller, none of the Real Property has a gravesite that will materially impede the development of residential homes and no permanent structures have been constructed on a fill or borrow area in a manner that materially adversely affects the Seller's intended use thereof or that does not comply with any applicable law in any material respect.

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

(n)        ab     Zoning.  Except as set forth on Schedule 2.14(n), all of
the Real Property is zoned to permit construction and occupancy of single-family or multi-family homes, as applicable.

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

(c) ab To the Knowledge of the Seller; (i) no other claims exist by a Homeowner Association against Seller; and (ii) each Homeowner Association has been operated, so long as Seller has participated therein, in accordance with applicable laws.

2.16      ab     Section.  Environmental Compliance.   Except as set forth
in  Schedule  2.16:

(a)          ab       The Seller has at all times complied with all applicable
Environmental Requirements in its development, construction and disposition of the Real Property. Further, to the Knowledge of the Seller, no current or previous owner of any Real Property materially violated any Environmental Requirements;
(b) ab No Hazardous Material has ever been generated, manufactured, refined, used, transported, treated, stored, handled, disposed, transferred, produced, or processed at, to, or on any Real Property by the Seller or, to the Knowledge of the Seller, by any other Person and, to the Knowledge of the Seller, no Hazardous Material has ever been incorporated into any Real Property;

(c)          ab        There are no existing or potential Environmental Claims
relating to any Real Property, and the Seller has not received any notification, nor does it have any Knowledge of, any alleged, actual, or potential responsibility for any disposal, release, or threatened release at any location of any Hazardous Material generated at or transported from any Real Property by or on behalf of the Seller;

(d) ab (i) No underground storage tank or other underground storage receptacle (or associated equipment or piping) for Hazardous Materials has been put on the Real Property by Seller, or, to the Knowledge of Seller, is currently located at or on any Real Property and, to the Knowledge of Seller, there have been no releases of any Hazardous Materials from any such underground storage tank or related piping at any time prior to the Closing; and (ii) there have been no releases (i.e., any past or present releasing, spilling, leaking, pumping, pouring, emitting, emptying, discharging, injecting, escaping, leaching, disposing, or dumping) by the Seller or, to the Knowledge of the Seller, by any other Person, of Hazardous Materials at, on, to, or from any Real Property;

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

2.17          ab          Section.    Contracts.

(a)         ab     Schedule 2.17(a) lists the following contracts and leases
(other than those described in Schedule 1.03, Schedule 2.09, and Schedule 2.12), including all amendments thereto, to which the Seller is a party (all the contracts, leases and amendments thereto listed on Schedules 1.03, 2.09, 2.12 and 2.17(a) are defined as the "Contracts") including:

     ab        Loans, lines of credit, letters of credit, security agreements, pledges, mortgages, hypothecations, loan agreements, guaranties, or other payment or collateral obligations;

     ab          Agreements  of  guaranty  or  indemnification;

     ab       Agreements, contracts, and commitments containing any covenant, condition, or promise limiting the right of the Seller to engage in any activity or compete with any person;

     ab          Written  employment  agreements,  contracts,  policies,  and commitments with or between the Seller and any of its employees, directors, or officers, including without limitation those relating to severance;

     ab          Material  written  agreements  with  employees  as  a  group;

     ab          Contracts with suppliers and vendors of parts, equipment, and other  items  used  by  the  Seller  in  the  ordinary course of business; and

     ab          Joint  venture  or  partnership  agreements.

Notwithstanding the above, the term "Contract" does not include any agreement relating to an Excluded Asset which agreement will not be assigned by Seller to the Purchaser pursuant to this Agreement.

(b) ab All of the Contracts are valid and binding obligations of the Seller, are enforceable in accordance with their respective terms, are in full force and effect and, except as otherwise specified in Schedule 2.17(a), will continue in full force and effect without the consent of any other party so that, after the Closing, the Purchaser will be entitled to the full benefits thereof. Except as set forth in Schedule 2.17(b), (i) none of the Contracts contain any provision that is triggered by any of the transactions contemplated by this Agreement; (ii) none of the Contracts contain a provision imposing a penalty if any of the amounts due thereunder are prepaid; (iii) there is not any existing default or, to the Knowledge of the Seller, event which, after notice or lapse of time, or both, would constitute a default or result in a right to accelerate or loss of rights; and (iv) to the Knowledge of the Seller, none of the material suppliers, vendors or subcontractors used by Seller has, or intends to, terminate or change significantly its relationship with the Seller. Copies of the Contracts in written form have been delivered or will be delivered to the Purchaser prior to the Closing.

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

2.19      ab     Section.  Intellectual Property.   Except as set forth in
Schedule 2.19, Seller owns or possesses all corporate names, trade names, trademarks, service marks, mailing lists, copyrights, works of art, trade secrets, computer programs, know-how, proprietary processes and formulae, technology and all other proprietary technical information, whether patentable or unpatentable, and all applications and registrations of the foregoing (collectively, "Intellectual Property"), necessary to conduct the Huff Operations as presently operated. Schedule 2.19 also contains a list and brief description of all such Intellectual Property in written form which has been registered with any state trademark office, with the U.S. Patent and Trademark Office or with the U.S. Copyright Office, including computer programs having a cost to Seller in excess of One Thousand Dollars ($1,000.00)
per  copy.   Except as set forth in Schedule 2.19, each copyright claimed to be owned by Seller relating to a work of art created prior to January 1, 1978, has been properly registered by Seller claiming ownership with the U.S. Copyright Office. Except as set forth in Schedule 2.19, to the Knowledge of Seller, Seller is not infringing upon or otherwise acting adversely to, or engaging in the unauthorized use or misappropriation of, any Intellectual Property, rights of publicity, or rights of privacy which are owned by any other person or entity, and there is no claim or action by any such person or entity pending or threatened with respect thereto.

2.20        ab     Section.  Labor Relations: Employees.   As of December
31, 1998 the Seller employed a total of twenty-eight (28) employees. As of the Closing Date, except as set forth in Schedule 2.20:

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

(f)      ab     There is no grievance pending or threatened which might have a material  adverse  effect  on  the  Seller,  or  on  the  conduct  of the Huff
Operations;

(g) ab There exists no collective bargaining agreement to which the Seller is a party, and there is no collective bargaining agreement currently being negotiated, subject to negotiation, or renegotiation by the Seller; and

(h)          ab      There is no dispute, claim, or proceeding pending with or
threatened by the Immigration and Naturalization Service with respect to the Seller.

2.21          ab          Section.    Employee  Benefit  Plans.

(a)          ab       Schedule 2.21, attached hereto and made a part hereof,
contains a list of each (i) employee welfare benefit plan (as defined in Section 3(1) of ERISA (hereinafter referred to as "Employee Welfare Benefit Plan") and (ii) employee pension benefit plan (as defined in Section 3(2) of ERISA) (hereinafter referred to as "Employee Pension Benefit Plan"), (A) which was maintained or administered by the Seller immediately prior to the Closing,
(B) to which the Seller contributed, or was legally obligated to contribute to immediately prior to the Closing, or (C) under which the Seller had any liability immediately prior to Closing, with respect to its current or former employees or independent contractors. Solely for purposes of this Section 2.21, the Employee Welfare Benefit Plans and Employee Pension Benefit Plans are collectively referred to as "Employee Benefit Plans" and individually referred to as an "Employee Benefit Plan".

(b)          ab         The Seller, on or before the Closing, will provide the
Purchaser with true and correct copies of (i) all Employee Benefit Plans listed on Schedule 2.21, including all amendments thereto, (ii) the most recent summary plan description for each Employee Benefit Plan, and (iii) the most recently filed IRS Form 5500 for each Employee Benefit Plan.
(c) ab Each of the Employee Benefit Plans is in compliance in all material respects with the applicable provisions of ERISA and those provisions of the Code applicable to the Employee Benefit Plans, and each Employee
Benefit Plan intended to be qualified under section 401(a) of the Code is so qualified. None of the Employee Benefit Plans is subject to Title IV of ERISA or to section 412 of the Code. All contributions to, and payments from, the Employee Benefit Plans which may have been required to be made in accordance with the Employee Benefit Plans or the Code have been timely made. Each of the Employee Benefit Plans has been administered at all times in all material respects in accordance with its terms. There are no pending investigations by any governmental agency involving the Employee Benefit Plans except with respect to this transaction, no termination proceedings involving the Employee Benefit Plans, and no pending or, to the best knowledge of the Seller, threatened claims (except for claims for benefits payable in the normal operation of the Employee Benefit Plans), suits, or proceedings against any Employee Benefit Plan or assertion of any rights or claims to benefits under any Employee Benefit Plan.

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

(g) ab The Seller hereby represents that it shall terminate the Homes by Huff & Co., Inc. Profit Sharing Plan (the "Profit Sharing Plan") by adoption of appropriate Board resolutions and an amendment to terminate the Profit Sharing Plan as of a date before the Closing Date. Seller agrees that it shall submit the Profit Sharing Plan to the Internal Revenue Service for a qualification letter regarding the tax qualified status of the Profit Sharing Plan upon Plan termination and upon receipt of a qualification letter from the Internal Revenue Service regarding the qualified status of the Plan upon Plan termination. Seller shall liquidate the assets under the Profit Sharing Plan as soon as administratively feasible thereafter. Purchaser shall accept any direct rollover from the Profit Sharing Plan into the Purchaser's qualified retirement plan ("Purchaser's Plan"), as elected by the participants of the Seller's Profit Sharing Plan who then are active employees of Purchaser, and in accordance with the terms and provisions of the Purchaser's Plan. Seller further represents that Seller and any member of its controlled group as defined under Internal Revenue Code Section 414(b), (c), (m) or (o), do not and will not maintain any qualified retirement plan under Internal Revenue Code Section 401(k) as of the Closing Date, or at any time during the period beginning on the date of the Profit Sharing Plan's termination and ending 12 months after distribution of all assets from the terminated Profit Sharing Plan.

2.22         ab     Section.  Warranty Liability.   Except as set forth in
Schedule 2.22, with respect to the Acquired Assets, the Seller has not (a) incurred any costs in regard to any Warranty Liability at any time (b) the Seller has not been notified, in writing or orally, of any pending or potential Warranty Liability which has arisen or may arise in the future, and
(c) Seller does not have reason to anticipate any material pending or potential Warranty Liability.

2.23      ab     Section.  No Changes.    Except as set forth in Schedule
2.23, since the date of the Interim Financial Statements of the Seller, the Seller has not (a) incurred any liability or obligation of any nature (whether accrued, absolute, contingent or otherwise) except in the ordinary course of business consistent with historic practice, (b) incurred any indebtedness for borrowed money or entered into any commitment to borrow money or guarantee, assumption, endorsement of, or other assumption of any liability that is secured by the Acquired Assets except in the ordinary course of business; (c) sold, transferred or otherwise disposed of any of the Acquired Assets, without the written consent of the Purchaser, other than sales in the ordinary course of business; (d) made any bonus or profit sharing distribution of any kind;
(e) entered into any transaction except in the ordinary course of business consistent with past practice; (f) made any illegal payments to any Person; or
(g)  made  any  changes  to  its  governing  documents.

2.24     ab     Section.  Letters of Intent and Sale Discussions.   Except
for the Letter of Intent by and between Crossmann and Seller, dated May 13, 1999, the Seller has not entered into any binding letter of intent nor other binding agreement pursuant to which the Seller has agreed to merge or consolidate, in whole or in part, with any other Person, sell or exchange any of the stock of the Seller, or sell, transfer, or assign any asset of the Seller, except for sales of residential homes made in the ordinary course of business.

2.25        ab     Section.  Disclosure.   This Agreement and the Exhibits
and Schedules attached hereto do not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements contained herein not misleading.

2.26       ab     Section.  Survival.   All representations and warranties
contained in this Agreement, except those in Section 2.16, shall survive the execution, delivery, and performance hereof for a period of twenty-four (24) months after the Closing Date; provided, however, that the representations contained in Section 2.16 relating to environmental matters and the obligation to indemnify with respect to a breach thereof shall survive for so long as any environmental regulatory authority shall have the power to make any claim, assessment or reassessment with respect thereto and the representations contained in Section 2.06 relating to tax matters shall survive for the duration of the applicable statute of limitations set forth in the Code.


                              III     abARTICLE

               REPRESENTATIONS AND WARRANTIES OF THE PURCHASER

     As a material inducement to the Seller to enter into this Agreement and to consummate the transactions contemplated by this Agreement, the Company and Crossmann represent and warrant to the Seller and the Shareholders that:

3.01        ab     Section.  Authority: Consent.   Each of the Company and
Crossmann has the full capacity, right, power, and authority to enter into, execute, and deliver this Agreement, to consummate the transactions contemplated by this Agreement, to comply with and fulfill the terms and conditions of this Agreement, and to purchase the Acquired Assets and assume the Assumed Liabilities from the Seller. The execution and delivery of this Agreement by the Company and Crossmann and the consummation by the Company and Crossmann of the transactions contemplated herein have been duly and validly authorized by all necessary actions on the part of the boards of directors of the Company and Crossmann. This Agreement constitutes a valid and binding obligation of the Company and Crossmann, enforceable against each of them in accordance with its terms and conditions, subject to enforcement of applicable bankruptcy, insolvency, reorganization, and other similar laws of general applicability relating to or affecting creditors rights generally. No further action is necessary by the Company or Crossmann to make this Agreement valid and binding upon the Company and Crossmann and enforceable against the Company and Crossmann in accordance with the terms hereof or to carry out the transactions contemplated hereby. Neither the execution and delivery of this Agreement, nor the consummation of the transactions contemplated hereby, nor compliance by the Company and Crossmann with any of the provisions of this Agreement will:

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

3.03          ab      Section.  Corporate Organization.   The Company is a
corporation, duly organized, validly existing, and in good standing under the laws of the State of North Carolina. The Company is a wholly-owned subsidiary of Crossmann. Crossmann is a corporation incorporated and validly existing under the laws of the State of Indiana, for which the most recent required annual report under Indiana Business Corporation Law has been filed with the Indiana Secretary of State, and no Articles of Dissolution appear as filed with the Indiana Secretary of State.

                               IV     abARTICLE

                               INDEMNIFICATION

4.01          ab         Section.  Indemnification by Seller.   Seller and
Shareholders shall jointly and severally indemnify and hold harmless the Purchaser, and its respective successors, shareholders, officers, directors, affiliates, and agents from and against any and all damages, losses, obligations, demands, liabilities, claims, encumbrances, penalties, costs, and expenses, including reasonable attorneys' fees (and costs and reasonable attorneys' fees in respect of any suit to enforce this provision if the Company prevails in such suit) (each an "Indemnity Loss"), arising from or relating to (a) any misrepresentation in or any breach of any representation or warranty by the Seller or the Shareholders, or any breach or failure of the Seller or the Shareholders to perform any covenant or obligation of the Seller or the Shareholders contained in this Agreement or any related agreement, instrument, document, exhibit, schedule or certificate furnished or required to be furnished by the Seller or the Shareholders pursuant to this Agreement, or any nonfulfillment of any of the covenants or agreements of the Seller or the Shareholders contained in this Agreement, (b) any liability, obligation, or commitment of any nature (absolute, accrued, contingent, or other) of the Seller or the Shareholders which is not an Assumed Liability expressly assumed by the Purchaser pursuant to this Agreement; and (c) any and all actions, suits, investigations, proceedings, demands, assessments, audits, and judgments arising out of any of the foregoing. Notwithstanding the foregoing, any payroll costs in connection with any Warranty Liability shall not be within the definition of Indemnity Loss.

     The Seller and the Shareholders agree to jointly and severally indemnify and hold harmless the Purchaser for any and all Warranty Liabilities in excess of the Warranty Basket. Purchaser will notify the Seller, in writing, of any pending Warranty Liability. The Seller and the Shareholders shall have ten
(10) business days from receipt of notice from the Purchaser (the "Assumption Period") to notify the Purchaser, in writing, that the Seller and the Shareholders will assume full responsibility for the payment and resolution of such Warranty Liability. Failure of the Seller and the Shareholders to respond within ten (10) days shall be deemed a waiver by the Seller and the Shareholders of their right to assume responsibility for the Warranty Liability. Upon notification to the Purchaser by the Seller and the
Shareholders that the Seller and the Shareholders intend to assume responsibility for any Warranty Liability, that Warranty Liability shall remain the full responsibility of Seller and the Shareholders until the problem giving rise to the Warranty Liability has been resolved. Any costs or expenses incurred by the Purchaser in resolving the problem giving rise to the Warranty Liability shall be included in the Warranty Basket. Notwithstanding the foregoing, Purchaser, Seller and Shareholders agree that Purchaser may take any actions during the Assumption Period as may be reasonably necessary to mitigate or prevent the occurrence of any additional costs associated with a Warranty Liability; Seller and Shareholders shall remain responsible for such mitigation expenses.

4.02          ab         Section.  Indemnification by the Purchaser.   The
Purchaser shall indemnify and hold harmless the Seller and the Shareholders and their successors and respective officers, directors, and agents from and against any and all Indemnity Losses resulting from or relating to (a) any misrepresentation in or any breach of any representation or warranty, or any breach or failure of the Purchaser to perform any covenant or obligation of the Purchaser contained in this Agreement or any related agreement, instrument, document, exhibit, schedule or certificate furnished or required to be furnished by the Purchaser pursuant to this Agreement or in connection with the transactions contemplated by this Agreement, or any nonfulfillment of any of the covenants or agreements of the Purchaser contained in this Agreement, (b) any Assumed Liability, and (c) any and all suits, actions, investigations, proceedings, demands, assessments, audits, and judgments arising out of any of the foregoing.

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

4.04          ab          Section.    Arbitration.

(a) ab If the Indemnifying Party does not agree that the Claimant is entitled to full reimbursement for the amount specified in the Indemnification Notice or Litigation Notice, as the case may be, the Indemnifying Party shall notify the Claimant (the "Disagreement Notice") within twenty (20) days of its receipt of the Indemnification Notice or Litigation Notice, as the case may be. Failure to deliver a Disagreement Notice in a timely manner shall be considered an express acknowledgment by the Indemnifying Party of its obligation to indemnify and hold harmless the Claimant with respect to the Indemnity Loss set forth in the Indemnification Notice or the Litigation Notice, as the case may be. At any time after delivery of the Disagreement
Notice, either the Claimant or the Indemnifying Party may notify the other that the determination as to whether and in what amount the Claimant is entitled to indemnification from the Indemnifying Party shall then be made by an arbitration tribunal (the "Arbitration Notice"). The arbitration tribunal shall consist of three arbitrators, one to be selected by the Claimant, one to be selected by the Indemnifying Party, and the third arbitrator to be selected by the other two arbitrators. The arbitrators shall each be independent of the parties and reasonably experienced in conducting arbitration proceedings relating to similar matters and all arbitrators shall be selected within thirty (30) days of the delivery of the Arbitration Notice. An arbitration hearing shall then be held within thirty (30) days of the selection of the third arbitrator, and the arbitration tribunal shall render its determination as to whether and in what amount the Claimant is entitled to indemnification within thirty (30) days of such hearing. All procedures with respect to the arbitration proceeding provided for in this Section 4.04(a) shall be in accordance with the rules of the American Arbitration Association, except as otherwise specifically set forth in this Agreement and held in Raleigh, North Carolina or Indianapolis, Indiana.

(b)      ab     Each party shall be responsible for its own costs and expenses incurred  in  conducting  the  arbitration proceeding provided for in Section
4.04  (a),  including  attorneys'  fees.

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

4.08       ab     Section.  Survival.   Notwithstanding the foregoing, the
Indemnifying Party shall have no liability with respect to any Indemnity Loss Notice which is not received by the Indemnifying Party pursuant to Section
4.03 hereof on or before the second anniversary of the Closing Date; provided, however, that the Indemnifying Party shall remain liable for any Indemnity Loss arising from a breach of any representation contained in
Section 2.06 relating to tax matters and the obligations to indemnify with respect to a breach thereof shall survive for so long as the applicable statute of limitations, as set forth in the Code; and provided further, that the Indemnifying Party shall remain liable for any Indemnity Loss arising from a breach of any representation contained in Section 2.16 relating to environmental matters and the obligation to indemnify with respect to a breach thereof (an "Environmental Obligation") shall survive for so long as any environmental regulatory authority shall have the power to make any claim, assessment or reassessment with respect thereto.


                               V     abARTICLE

              CONDITIONS PRECEDENT TO OBLIGATIONS OF THE SELLER
                             AND THE SHAREHOLDERS

     The obligations of the Seller and the Shareholders to sell and transfer Acquired Assets hereunder, and to fulfill all other obligations hereunder on the Closing Date are subject to the fulfillment, at or before the Closing, of the following conditions, any one or more of which may be waived in writing by the Seller in its sole discretion:

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

6.01      ab     Section.  Performance of the Obligations of the Seller and
the  Shareholders.    The Seller and the Shareholders shall have performed in
all material respects all obligations under this Agreement on or before the Closing Date, the representations and warranties of the Seller and the Shareholders set forth in Article II shall remain true, correct, and complete in all material respects as of the Closing Date, and the Purchaser shall have received a certificate from the Seller and the Shareholders to that effect dated the Closing Date and signed by the Shareholders and the President or any other duly authorized officer of the Seller.

6.02     ab     Section.  Completion of Due Diligence.   The Purchaser, in
its sole discretion, shall be satisfied with the results of its due diligence regarding the Acquired Assets, the Assumed Liabilities, and the business operations of Seller, including, but not limited to, the information set forth on the Schedules to this Agreement.

6.03          ab       Section.  Consents and Approvals.   All Permits and
Licenses necessary to conduct the business of Seller as now conducted, including any necessary transfer thereof, and all consents, waivers, authorizations, and approvals of any governmental or regulatory authority, state or Federal, and of any other Person, that may be reasonably required in connection with the execution of this Agreement or the effectuation of the transactions contemplated herein, shall have been duly obtained and shall be in full force and effect on the Closing Date. Each party (other than the Seller and the Shareholders) to any of the Contracts specified in Schedule 2.17(a), Schedule 1.03, Schedule 2.09, or Schedule 2.12 shall have provided its written consent to the assignment of the Contract to the Purchaser as provided herein, to the extent such consent is required.

6.04          ab     Section.  No Violation of Orders.   No preliminary or
permanent injunction or other order issued by any court or governmental or regulatory authority, domestic or foreign, that declares this Agreement invalid or unenforceable in any respect or prevents the consummation of the transactions contemplated hereby, or which materially and adversely affects the Acquired Assets, the Huff Operations, or the financial condition of the Seller shall be in effect, and no proceeding relating to any order shall have commenced.

6.05          ab          Section.    [Intentionally  Omitted].

6.06       ab     Section.  Survey.   Prior to the Closing, the Seller, at
the Seller's expense, shall have furnished to the Purchaser boundary surveys of the Real Property, except for the Undeveloped Real Property and the Leased Real Property, satisfactory to the Purchaser in its sole and absolute discretion.

6.07          ab     Section.  Noncompetition Agreement with Seller.   The
Seller and certain owners and officers of Seller who are presently engaged in any business, enterprise, endeavor or activity which is substantially similar to the business or activities conducted by the Purchaser or any of its subsidiaries or affiliates shall have entered into a confidentiality and noncompetition agreement with the Purchaser in the form of Exhibit 6.07 attached hereto and incorporated herein by this reference (the "Noncompete Agreement").

6.08          ab       Section.  Employment Agreement.   The Purchaser and
Mitchell T. Huff ("Huff") shall have entered into an employment agreement in the form of Exhibit 6.08 attached hereto and incorporated herein by reference (the "Employment Agreement"); provided, however, that Huff shall remain an employee of Seller and Seller shall remain obligated to pay Huff his appropriate compensation until the Closing Date.

                              VII     abARTICLE

                                 TERMINATION

7.01       ab     Section.  Termination; Failure to Close.   The Purchaser
may terminate this Agreement by giving written notice to the Seller and the Shareholders at any time prior to the Closing if the Purchaser is not satisfied, in its sole and absolute discretion, with the condition of any of the Acquired Assets, the amount of any of the Assumed Liabilities, or with the continuing operations of Seller. Notwithstanding anything contained in the preceding sentence to the contrary, this Agreement and the transactions contemplated herein may be terminated at any time on or before the Closing (i) by unanimous agreement of the parties or (ii) by one party giving written notice to the other party on or before Closing in the event of fraud in the inducement relating to the transactions contemplated in this Agreement by the party receiving notice of termination.
7.02          ab        Section.  Effect of Termination.   In the event of
termination pursuant to Section 7.01, this Agreement shall terminate and have no further effect, with no liability on any party hereto, other than liability arising out of a breach by that party of any representation, warranty, covenant, or agreement contained herein. The obligations of the Seller and the Shareholders pursuant to Section 8.04 shall specifically survive a termination of this Agreement.

                              VIII     abARTICLE

                       CLOSING AND POST-CLOSING MATTERS

8.01      ab     Section.  Closing Date.   The closing of the purchase and
sale of the Acquired Assets (the "Closing") shall take place at a mutually agreeable time and place, on or before June 11, 1999, unless mutually extended by the parties.

8.02     ab     Section.  Deliveries by the Seller and the Shareholders.
At the Closing, the Seller and the Shareholders shall deliver or cause to be delivered to the Purchaser the following duly executed documents and other items in form satisfactory to the Purchaser:

(a)          ab          The  certification  required  in  Section  6.01;

(b) ab All assignments and such other instruments of sale, transfer, conveyance and assignment of the Acquired Assets as the Purchaser may reasonably request, including, but not limited to, all third party consents that may be necessary to assign any of the Acquired Assets to the Purchaser;

(c)          ab         A Certificate of Existence of the Seller issued by the
Secretary of State for the State of North Carolina, dated as of the most recent practicable date prior to the Closing;

(d)          ab          Copies, certified by an officer of the Seller, of the
resolutions of the Board of Directors and stockholders of Seller approving the transactions contemplated by this Agreement;

(e)          ab      The Noncompete Agreements provided for in Section 6.07;

(f) ab All documents necessary to perfect title to or interest in any of the Acquired Assets, including, but not limited to, a warranty deed, where applicable, and any other document necessary to convey good and marketable title to the Real Property; and

(g) ab A certificate of the Seller acknowledging (or waiving) delivery by the Purchaser of the items set forth in Section 8.03. The failure of the Seller to deliver this certificate will not in and of itself constitute a breach of this Agreement if the certificate was not delivered because of Purchaser's failure to deliver the items set forth in Section 8.03.

(h)          ab       The Employment Agreement provided for in Section 6.08.

(i)     ab     Copies certified by an officer of the Seller of the resolutions of the Board of Directors of the Seller described in Section 2.21(g) and the Profit Sharing Plan amendment described in Section 2.21(g).

(j)          ab          The  Escrow Agreement provided for in Section 1.05.

8.03       ab     Section.  Deliveries by Purchaser.   At the Closing, the
Purchaser shall deliver or cause to be delivered to the Seller and the Shareholders the following duly executed documents and other items in form satisfactory to the Seller and the Shareholders:

(a)          ab          The  certification  required  in  Section  5.01;

(b)          ab          The  Estimated  Purchase  Price;

(c)          ab        An assumption of the Assumed Liabilities and such other
instruments  of  assumption  as  the  Seller  reasonably  may  request;

(d) ab A certificate of the Purchaser acknowledging (or waiving) delivery by the Seller of the items set forth in Section 8.02. The failure of the Purchaser to deliver this certificate will not in and of itself constitute a breach of this Agreement if the certificate was not delivered because of Seller's failure to deliver the items set forth in Section 8.02.

(e)          ab       The Employment Agreement provided for in Section 6.08.

(f)          ab      The Noncompete Agreements provided for in Section 6.07.

(g)          ab          The  Escrow Agreement provided for in Section 1.05.

8.04        ab     Section.  Confidentiality.   Neither the Seller nor the
Shareholders shall directly or indirectly use, for its or his own benefit or otherwise, or disclose to any other Person, any information relating to the Acquired Assets, the operations of the Purchaser or the Seller or the terms and conditions of this Agreement, except to the extent that such information
(i) was in the public domain at the time of the Closing; (ii) entered into the public domain after the Closing through no fault of the Seller or the Shareholders; (iii) is required to be disclosed by law or order of a court or governmental body; or (iv) as is necessary in connection with Tax matters or the ordinary conduct of the Seller.

8.05       ab     Section.  Building Permits.   From and after the Closing
Date, until such time as the Purchaser may elect (at its option) to have the building and other related permits described below reissued in the Purchaser's name, the Seller hereby engages the Purchaser to act as its subcontractor with respect to the construction and completion of any single-family houses and multi-family housing units for which construction has not begun, or which have not been fully constructed as of the Closing Date, but for which Seller holds, as of the Closing Date, building and other related permits. The Seller hereby authorizes the Purchaser to take any and all action, at the Purchaser's sole cost and expense, which may be necessary to successfully complete such construction. The Purchaser shall be entitled to all proceeds generated in connection with the sale of the finished single-family houses and multi-family housing units and the lots upon which they are located. The Purchaser agrees to indemnify, hold harmless, and reimburse the Seller for any and all damages, losses, obligations, demands, liabilities, claims, costs and expenses, including reasonable attorneys'fees, arising from the Purchaser's performance of its subcontracting services hereunder from and after the Closing Date.

8.06       ab     Section.  Sales Contracts.   Notwithstanding anything in
this  Agreement  to  the  contrary,  any  residential sales contract listed on
Schedule 10.01 which, by its terms, would require the consent or approval from any other Person in connection with the assignment of the sales contract to, and the assumption of the sales contract by, the Purchaser, shall not be deemed an "Assigned Contract" for purposes of this Agreement (a "Non-Assigned Contract") and shall not be deemed assigned to or assumed by the Purchaser. However, from and after the Closing Date, the economic benefits/ burdens to the Seller under any such Non-Assigned Contract shall inure to the benefit /burden of the Purchaser. The Purchaser shall receive any and all proceeds from the sale of single family houses or multi-family housing units which are the subject of the Non-Assigned Contracts and Seller shall promptly remit to Purchaser any such proceeds received by it. The Purchaser shall indemnify, hold harmless, and reimburse the Seller for any and all damages, losses, obligations, demands, liabilities, claims, costs and expenses, including reasonable attorneys' fees, arising from any breach by the Purchaser with respect to the economic burdens under the terms of the Non-Assigned Contract occurring after the Closing Date.

     Section 8.07. Letter of Credit. As soon as reasonably practical after Closing, Purchaser shall cause to be issued a $47,000 Letter of Credit to replace the letter of credit in the same amount which Seller has in place as the deposit under that contract with RBAG/Walnut Creek, LLC.

                               IX     abARTICLE

                                MISCELLANEOUS

9.01       ab     Section.  Counterparts.   This Agreement may be executed
simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

9.02        ab     Section.  Expenses.   The Purchaser, the Seller and the
Shareholders shall each bear their own legal, accounting, and out-of-pocket expenses in connection with this Agreement and the negotiation and consummation of the transactions contemplated herein, provided, however, that the Purchaser and the Seller hereby agree that each of them shall be responsible for one-half of any real estate transfer that is incurred by either of them as a result of the transfer of the Acquired Assets described herein.

9.03       ab     Section.  Public Announcements.   Before the Closing the
Purchaser, the Seller, the Shareholders and their respective representatives shall not make any public release of information regarding the matters contemplated herein, except (i) that a press release mutually agreed upon by the Purchaser and the Seller shall be jointly issued by the Purchaser and the Seller as soon as practicable after the Closing; (ii) that the Purchaser and the Seller may continue communications with employees, customers, suppliers, franchises, lenders, lessors, shareholders, and other groups as may be legally required or appropriate and which are not inconsistent with the best interests of any party or the prompt consummation of the transactions contemplated herein; and (iii) as required by law.

9.04      ab     Section.  Risk of Loss.   Until the Closing, the risks of
ownership and loss of the Acquired Assets shall be borne by the Seller. If, prior to the Closing, all or any part of the Acquired Assets are damaged by fire or by any other cause whatsoever, or are taken, in whole or in part, by condemnation or other exercise of eminent domain, the Seller shall promptly give the Purchaser written notice of such damage or taking. In the event of any such damage or taking, the Purchaser shall have the option to require the Seller either to:

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

9.05     ab     Section.  Index and Captions.   The index and the captions
of the Sections and Articles of this Agreement are solely for convenient reference and shall not be deemed to affect the meaning or interpretation of any paragraph hereof.

9.06        ab     Section.  Notices.   All notices, requests, demands and
other communications hereunder shall be in writing and shall be deemed to have been duly given and received (a) upon delivery, if personally delivered; (b) on the fifth day after being deposited with the U.S. Postal Service, if sent by certified or registered mail, return receipt requested; (c) on the next day after being deposited with a reliable overnight delivery service; or (d) upon receipt of an answer back, if transmitted by facsimile, postage prepaid in all cases other than facsimile, addressed to the other party at the following addresses, or facsimile numbers in the case of a facsimile:

If  to  the  Purchaser,  to:

Crossmann  Communities,  Inc.
9202  North  Meridian  Street,  Suite  300
Indianapolis,  Indiana  46268
Attention:  John  Scheumann

Tel.  No.:  (317)  843-9514
Facsimile  No.:  (317)  571-2210

With  a  copy  to:

Steven  K.  Humke
ICE  MILLER  DONADIO  &  RYAN
One  American  Square
Box  82001
Indianapolis,  Indiana  46282-0002

Tel.  No.:  (317)  236-2394
Facsimile  No.:  (317)  236-5817

If  to  the  Shareholders,  to:

     c/o  Mitchell  T.  Huff
     213  Brereton  Drive
     Raleigh,  North  Carolina  27615

     Tel.  No.:  (919)  998-8500
          Facsimile:  (919)  998-8600

With  a  copy  to:

     James  M.  Day
     Burns  Day  &  Presnell  PA
     2626  Glenwood  Avenue,  Suite  560
     Raleigh,  North  Carolina  27608

     Tel.  No.:  (919)  782-1441
          Facsimile:  (919)  782-2311

If  to  the  Seller  to:

c/o  Mitchell  Huff
     Homes  by  Huff  &  Company,  Inc.
     615  Davis  Drive,  Suite  100
     Morrisville,  North  Carolina  27560

     Tel.  No.:  (919)  998-8500
     Facsimile  No.:  (919)  998-8600

With  a  copy  to:

     James  M.  Day
     Burns  Day  &  Presnell  PA
     2626  Glenwood  Avenue,  Suite  560
     Raleigh,  North  Carolina  27608

     Tel.  No.:  (919)  782-1441
          Facsimile:  (919)  782-2311

     Any party may change its address for the purpose of this Section 9.06 by giving the other party written notice of its new address in the manner set
forth  above.    All  notices  to  a party may be executed and sent by another party's  legal  counsel.

9.07          ab      Section.  Entire Agreement.   This Agreement and the
agreements expressly contemplated hereby, including the Exhibits and Schedules referred to herein which form a part of this Agreement and a side letter that the parties may enter into, contain the entire understanding of the parties hereto with respect to the subject matter hereof and thereof. There are no representations, promises, warranties, covenants, or undertakings other than those expressly set forth or provided for in this Agreement or in the agreements expressly contemplated hereby. This Agreement and the agreements expressly contemplated hereby supersede all prior agreements and understandings between the parties with respect to the transactions contemplated by this Agreement. No provision of this Agreement may be amended or waived except in writing, and no such amendment shall extend to anything other than the specific subject matter thereof.

9.08          ab     Section.  Waiver of Compliance.   The party for whose
benefit a warranty, representation, covenant, or condition is intended may, in writing, waive any inaccuracies in the warranties and representations contained in this Agreement or waive compliance with any of the covenants or conditions contained herein and so waive performance of any of the obligations of the other party hereto, and any defaults hereunder; provided, however, that such waiver must be in writing, and shall not affect or impair the waiving party's rights with respect to any other warranty, representation, covenant, or any default hereunder, nor shall any waiver constitute a continuing waiver.

9.09         ab     Section.  Validity of Provisions.   Should any part of
this Agreement be declared by any court of competent jurisdiction to be invalid, such decision shall not affect the validity of the remaining portions of this Agreement, which shall continue in full force and effect as if this Agreement had been executed with the invalid portion thereof eliminated therefrom, it being the intent of the parties that they would have executed the remaining portions of this Agreement without including any such part or portion which may be declared invalid.

9.10          ab        Section.  Schedules and Exhibits.   Each and every
Schedule and Exhibit to this Agreement, and each and every document to be delivered in the future pursuant to this Agreement is hereby incorporated into this Agreement and made an integral part hereof.

9.11         ab     Section.  No Intention to Benefit Third Parties.   The
provisions of this Agreement are not intended to, and shall not, benefit any Person other than the parties to this Agreement, the provisions hereof are not intended to, and shall not create any third party beneficiary right in any Person.

9.12       ab     Section.  Successors and Assigns.   This Agreement shall
be binding on, and shall inure to the benefit of, the parties and their respective successors and permitted assigns; provided, however, that no party may assign any rights or obligations under this Agreement without the prior written consent of the other parties hereto.

9.13      ab     Section.  Governing Law.   The laws of the State of North
Carolina shall govern all aspects of this Agreement notwithstanding any choice of law provisions to the contrary.

                               X     abARTICLE

                                 DEFINITIONS

     As used in this Agreement, the following terms have the meanings indicated below:

     "Accounts Receivable" means all accounts receivable and notes receivable, pre-paid expenses, rights to refunds, and deposits with respect to the Seller.

     "Acquired Assets" means prepaid expenses, deposits, reserves, Accounts Receivable, Assigned Contracts, Files and Records, Intellectual Property, Leased Personal Property, Licenses, Partnerships, Permits (to the extent transferable by the Seller), Personal Property, Real Property, Supplies, and any other assets, including those listed on Schedule 1.01(a), with respect to the Huff Operations. The term Acquired Asset shall not include any asset which is an Excluded Asset.

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

     "Arbitration  Notice"  means  a  notice  for  arbitration  as provided in
Section  4.04(a).

     "Assigned Contracts" shall include, but not be limited to, all sales contracts listed on Schedule 10.01 or other agreements for the conveyance of residential property, any appraisals relating to the Real Property and any unexpired warranties and guaranties of any subcontractors or suppliers regarding their performance, quality of workmanship or quality of materials supplied in connection with the construction or residential homes or any other contracts or agreements necessary to conduct the business of the Seller.

     "Assumed  Liabilities"shall have the meaning set forth in Section 1.03.

     "Balance Sheet Escrow Amount" means that portion of the Escrow Deposit escrowed under the Escrow Agreement for purposes of the Purchase Price adjustment pursuant to Section 1.06.

     "Book  Value  as  of  the  Closing"  shall  have the meaning set forth in
Section  1.06.

     "Business Day" means any day other than Saturday, Sunday, and any day on which commercial banks in Indiana are authorized by law to be closed.

     "Claimant"  shall  have  the  meaning  set  forth  in  Section  4.03.

     "Closing" means the closing of the transactions contemplated by this Agreement as provided in Section 8.01.

     "Closing  Date"  means  the  date  of  the  Closing.

     "Code"  means  the  Internal  Revenue  Code  of  1986,  as  amended.

     "Company" means Crossmann Communities of North Carolina, Inc., a North Carolina corporation.

     "Contracts"  shall  have  the  meaning  set  forth  in  Section  2.17.

     "Crossmann"  means  Crossmann  Communities, Inc., an Indiana corporation.

     "Deficit"  shall  have  the  meaning  set  forth  in  Section  1.06.

     "Disagreement Notice" shall have the meaning set forth in Section 4.04.

     "Election  Notice"  shall  have  the meaning set forth in Section 4.05.

     "Employee  Welfare  Benefit  Plan"  shall  have  the meaning set forth in
Section  2.22.

     "Employment  Agreement"  shall  have  the  meaning  set forth in Section
6.08.

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

     "ERISA" means the Employee Retirement Income Security Act of 1974, as amended.

     "Escrow  Agreement"  shall  have the meaning set forth in Section 1.05.

     "Escrow  Amount"  shall  have  the  meaning  set forth in Section 1.05.

     "Escrow  Deposit"  shall  have  the  meaning set forth in Section 1.05.

     "Estimated  Closing  Date  Balance  Sheet"  shall  have  the set forth in
Section  1.06.

     "Estimated  Purchase  Price" shall have the meaning set forth in Section
1.06.
     "Excess"  shall  have  the  meaning  set  forth  in  Section  1.06.

     "Excluded Assets" means any assets of the Seller which are not Acquired Assets, including any assets of the Seller which the Purchaser may determine are not necessary to the Huff Operations and those assets listed on Schedule 1.01(b).

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

     "Homeowner's  Association"  shall  have the meaning set forth in Section
2.15.

     "Huff Operations" means (a) the sale by the Purchaser of single family homes in the ordinary course of business, and (b) the development and sale by the Purchaser of Lots and any improvements thereon located in residential developments and/or subdivisions.

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

     The phrases "to the Knowledge of" any Person, or "Known to" any Person, or words of similar import, mean that such Person has made investigation of the subject matter of the applicable representations and warranties which is reasonable in light of the role of the Person in the applicable organization and, where reasonable in light of the role of the Person in the applicable organization, has conferred with appropriate Personnel and/or examined appropriate documents of the organization or documents otherwise reasonably accessible to such Person. The phrases "to the Knowledge of"or "Known to", when used in reference to any organization, shall include the Knowledge of all shareholders and officers of that organization.

     "Land  Contract  Property"  shall  have the meaning set forth in Section
2.13.

     "Leased  Real  Property"  shall  have  the  meaning set forth in Section
2.12.

     "Licenses"  shall  have  the  meaning  set  forth  in  Section  2.19.

     "Lien" means any mortgage, pledge, security interest, encumbrance, lien (statutory or other), option, easement, right-of-way, charge, or conditional sale agreement as set forth on Schedule 1.02.

     "Litigation  Notice"  shall have the meaning set forth in Section 4.03.

     "Lot"  or  "Lots"  shall  have  the  meaning set forth in Section 2.10.

     "Lot  Purchase  Agreements"  shall have the meaning set forth in Section
6.07.

     "Noncompete  Agreement"  shall  have  the  meaning  set forth in Section
6.08.

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

     "Personnel" means personnel of the Seller and personnel of the Purchaser, as applicable.

     "Phase  I"  shall  have  the  meaning  set  forth  in  Section  4.08.

     "Prohibited  Activities"  shall  have  the  meaning set forth in Section
2.24.

     "Purchase Price" means the aggregate consideration to be paid by the Purchaser to the Seller for the Acquired Assets as set forth in Section 1.04.

     "Purchaser" shall have the meaning set forth in the preamble to this Agreement.

     "Real Property" means all Developed Real Property (defined in Section 2.11), Undeveloped Real Property (Defined in Section 2.12), Leased Real Property (defined in Section 2.13), Land Contract Property (defined in
Section 2.14(a)), and Option Real Property (defined in Section 2.14(a)) collectively.

     "Real Property Lease" shall have the meaning set forth in Section 2.12.

     "Returns"  shall  have  the  meaning  set  forth  in  Section  2.06.

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

     "Warranty Basket" means Warranty Liability of up to Fifty Thousand Dollars ($50,000.00) in the aggregate.

     "Warranty Liability" means any and all costs incurred as a result of a warranty claim on a residential home which was constructed by Seller. Such costs shall include, but not be limited to, costs to repair, replace, fix, clean, remove, or correct any alleged defect in a property upon which a warranty claim is made and any and all costs to investigate and defend against a warranty claim. Payroll costs in connection with repair, replacement, fixing, cleaning, removing or correcting any alleged defect in a property upon which a warranty claim is made shall not be within the definition of Warranty Liability.


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

     "CROSSMANN"
     CROSSMANN  COMMUNITIES,  INC.


     By:          /s/Jennifer  A.  Holihen          Jennifer A. Holihen, Chief
Financial  Officer,  Treasurer  and  Secretary


     "COMPANY"
CROSSMANN  COMMUNITIES  OF  NORTH  CAROLINA,  INC.


     By:          /s/  Jennifer  A.  Holihen
          Jennifer  A.  Holihen,  Chief  Financial  Officer,  Treasurer  and
Secretary

     "SELLER"

     Homes  by  Huff  &  Company,  Inc.


     By:
          ___________________,  ___________________

     "SHAREHOLDERS"


     /s/  Mitchell  T.  Huff
     Mitchell  T.  Huff


     /s/  Thomas  A.  Huff
     Thomas  A.  Huff


     /s/  Thomas  C.  Huff
     Thomas  C.  Huff
                             TABLE OF CONTENTS

                                                                        PAGE

ARTICLE  I          SALE  AND  PURCHASE          1


     Section  1.01.    Transfer  of  the  Acquired  Assets.          1

     Section  1.02.    Sale  at  Closing  Date.          1

     Section  1.03.    Assumption  of  Liabilities.          2

     Section  1.04.    Purchase  Price.          3

     Section  1.05.    Escrow.          3

     Section  1.06.    Purchase  Price  Adjustment.          3

     Section  1.07.    Withholding  of  Tax.          5

     Section  1.08.    Subsequent  Documentation.          5

     Section  1.09.    Allocation  of  Purchase  Price.          5

     Section  1.10.    Vehicle  Loans.          5


ARTICLE  II          REPRESENTATIONS  AND  WARRANTIES  OF  THE  SELLER       5


          Section  2.01.    Title  to  Property.          6

     Section  2.02.    Authority;  Consent.          6

     Section  2.03.    Consents  and  Approvals.          7

     Section  2.04.    Organization.          7

     Section  2.05.    Financial  Statements  of  the  Seller.          7

     Section  2.06.    Tax  Matters.          7

     Section  2.07.    Compliance  with  Laws; No Default or Litigation.     8

     Section  2.08.    Personal  Property  Owned.          8

     Section  2.09.    Personal  Property  Leased.          8

     Section  2.10.    Developed  Real  Property.          9

     Section  2.11.    Undeveloped  Real  Property.          10

     Section  2.12.    Real  Property  Leases.          10

     Section  2.13.    Land  Contracts.          10

     Section  2.14.    Real  Property  Generally.          11

     Section  2.15.    Homeowner's  Associations.          13

     Section  2.16.    Environmental  Compliance.          13

     Section  2.17.    Contracts.          15

     Section  2.18.    Accounts  and  Notes  Receivable.          16

     Section  2.19.    Intellectual  Property.          16

     Section  2.20.    Labor  Relations:  Employees.          17

     Section  2.21.    Employee  Benefit  Plans.          17

     Section  2.22.    Warranty  Liability.          19

     Section  2.23.    No  Changes.          19

     Section  2.24.    Letters  of  Intent  and  Sale  Discussions.         19

     Section  2.25.    Disclosure.          20

     Section  2.26.    Survival.          20


ARTICLE  III          REPRESENTATIONS  AND  WARRANTIES OF THE PURCHASER     20


     Section  3.01.    Authority:  Consent.          20

     Section  3.02.    Consents  and  Approvals.          21

     Section  3.03.    Corporate  Organization.          21


ARTICLE  IV          INDEMNIFICATION          21


     Section  4.01.    Indemnification  by  Seller.          21

     Section  4.02.    Indemnification  by  the  Purchaser.          22

     Section  4.03.    Notice.          23

     Section  4.04.    Arbitration.          23

     Section  4.05.    Defense  of  Claims.          24

     Section  4.06.    Computation  of  Indemnity  Losses.          24

     Section  4.07.    Payment  of  Losses.          24

     Section  4.08.    Survival.          25


ARTICLE  V          CONDITIONS  PRECEDENT  TO OBLIGATIONS OF THE SELLER     25


     Section  5.01.    Performance of the Obligations of the Purchaser.     25

     Section  5.02.    Consents  and  Approvals.          25

     Section  5.03.    No  Violation  of  Orders.          26


ARTICLE  VI        CONDITIONS PRECEDENT TO OBLIGATIONS OF THE PURCHASER     26


     Section  6.01.    Performance  of  the  Obligations of the Seller and the
Shareholders.          26

     Section  6.02.    Completion  of  Due  Diligence.          26

     Section  6.03.    Consents  and  Approvals.          26

     Section  6.04.    No  Violation  of  Orders.          26

     Section  6.05.    [Intentionally  Omitted].          27

     Section  6.06.    Survey.          27

     Section  6.07.    Noncompetition  Agreement  with  Seller.          27

     Section  6.08.    Employment  Agreement.          27


ARTICLE  VII          TERMINATION          27


     Section  7.01.    Termination;  Failure  to  Close.          27

     Section  7.02.    Effect  of  Termination.          27


ARTICLE  VIII          CLOSING  AND  POST-CLOSING  MATTERS          28


     Section  8.01.    Closing  Date.          28

     Section  8.02.    Deliveries  by  the Seller and the Shareholders.     28

     Section  8.03.    Deliveries  by  Purchaser.          29

     Section  8.04.    Confidentiality.          29

     Section  8.05.    Building  Permits.          29

     Section  8.06.    Sales  Contracts.          30


ARTICLE  IX          MISCELLANEOUS          30


     Section  9.01.    Counterparts.          30

     Section  9.02.    Expenses.          30

     Section  9.03.    Public  Announcements.          30

     Section  9.04.    Risk  of  Loss.          31

     Section  9.05.    Index  and  Captions.          31

     Section  9.06.    Notices.          31

     Section  9.07.    Entire  Agreement.          33

     Section  9.08.    Waiver  of  Compliance.          33

     Section  9.09.    Validity  of  Provisions.          33

     Section  9.10.    Schedules  and  Exhibits.          34

     Section  9.11.    No  Intention  to  Benefit  Third  Parties.          34

     Section  9.12.    Successors  and  Assigns.          34

     Section  9.13.    Governing  Law.          34


ARTICLE  X          DEFINITIONS          34






























EXHIBIT  10.50


                      EXECUTIVE EMPLOYMENT AGREEMENT


      This Executive Employment Agreement ("Agreement") is made and entered into as of the 18th day of June, 1999, by and among Crossmann Communities of North Carolina, Inc., a North Carolina corporation ("CCNC"), Crossmann Communities, Inc., an Indiana corporation ("Crossmann") and Mitchell T. Huff (the "Executive").

                         PRELIMINARY STATEMENTS

          CCNC and Crossmann (collectively referred to herein as the "Employers") have determined that it is in their best interests to employ the Executive as a Vice President of CCNC, and the Executive desires to accept such position and to devote his loyalty to the Employers upon the terms and conditions set forth in this Agreement.

                          TERMS AND CONDITIONS

         In consideration of the mutual promises and covenants contained in this Agreement, and intending to be legally bound, the parties hereto agree as follows:

                             XI     abARTICLE

Employment  and  Duties

11.01         ab     Section .  General.   The Employers hereby employ the
Executive, and the Executive hereby agrees to serve the Employers in the capacity of a Vice President of CCNC,and to perform the executive and management duties that the Board of Directors of CCNC and/or the Board of Directors of Crossmann (collectively and individually the "Boards") shall reasonably assign to the Executive from time to time.

11.02     ab     Section .  Employment Duties.   Throughout the Employment
Term, as defined in Section 2, the Executive shall: (i) devote his working hours, on a full-time basis, to his duties under this Agreement; (ii) faithfully and loyally serve the Employers; (iii) comply in all respects with the lawful and reasonable directions and instructions given to him by the Boards; and (iv) use his best efforts to promote and serve the interests of the Employers. In the event the directions and instructions given to the Executive by the Boards conflict in any manner, the directions and instructions given by the Board of Directors of Crossmann shall be deemed controlling; full compliance with the express directions and instructions of the Board of Directors of Crossmann shall be deemed a defense to any claim of failure to comply with the directions and instructions of the Board of Directors of CCNC.

11.03      ab     Section.Exclusive Employment.   Throughout the Employment
Term, as defined in Section 2, the Executive shall not render his services, directly or indirectly, for compensation, to any other person or organization without the prior written consent of the Employers and shall not engage in any activity which would significantly interfere with the faithful performance of his duties under this Agreement.


                              XII     abARTICLE

   Employment TermThe Executive's employment hereunder shall commence on the Closing Date as that term is defined in the Asset Purchase Agreement by and among the Employers, the Executive, Thomas A. Huff, Thomas C. Huff and Homes by Huff & Co., Inc. (the "Seller") dated as of June 18th , 1999 (the "Purchase
  Agreement"), and shall continue until June 18th, 2003.  Notwithstanding the foregoing, the Executive's employment hereunder shall be subject to resignation or termination in accordance with the provisions of Section 4 hereof.  As used in this Agreement, the term "Expiration Date" shall mean June
 18th, 2003 and the term "Employment Term" shall mean the period beginning on the date hereof and ending on the earlier of the Expiration Date, the Termination Date, the Resignation Date, (both as defined in Section 4 hereof), or other date the Executive ceases to be employed by the Employers in accordance with Section 4 hereof.

                              XIII     abARTICLE

Compensation and Other BenefitsCCNC or Crossmann, as applicable, shall pay and provide the following compensation and other benefits to the Executive for the services rendered by him under this Agreement:

13.01          ab       Section.Annual Base Salary.   CCNC shall pay to the
Executive, in accordance with the then prevailing payroll practices of CCNC, an annual salary of not less than One Hundred Ten Thousand Dollars ($110,000) (the "Annual Base Salary"), subject to required withholdings under Federal, state, and local laws. CCNC's obligations with respect to payment of the
Annual Base Salary shall not be effective until the Employment Term has commenced, and the Annual Base Salary shall be pro-rated for 1999. The Annual Base Salary shall not be reduced during the Employment Term.

13.02          ab       Section.Bonus.   The Executive shall be eligible to
participate in the executive bonus program in place for other executives of the Employers having levels of responsibility similar to that of Executive. The Executive shall be entitled to receive a bonus of up to Fifty Percent (50%) of the Annual Base Salary (the "Bonus"), based upon achievement of certain operating goals and the overall performance of the Crossmann Group.

13.03          ab         Section.Executive Benefits.   Except as otherwise
specifically provided in this Agreement, the Executive shall be eligible to participate, in accordance with their respective terms and conditions, in all benefit plans presently available or which may subsequently be made available to executives of the Employers, including Crossmann's health care, basic life insurance, supplemental life insurance coverage, disability coverage, business travel accident insurance and any pension or retirement plan of any kind.

13.04          ab      Section .  Vacation Leave.   The Executive shall be
entitled to that number of days of vacation leave per employment year that is provided to other executives of the Employers with levels of responsibility similar to that of Executive. To the extent the number of days of vacation leave is based upon employment tenure, the Executive's employment tenure with the Seller shall be counted. The Executive shall accrue and receive full compensation and benefits during his vacation leave periods. Unused vacation leave time shall not carry over from one year of the Employment Term to the next and unused vacation leave time shall not entitle the Executive to any additional compensation.

13.05      ab     Section.Stock Option Plan.   The Employers shall grant to
the Executive options to purchase up to Sixteen Thousand (16,000) shares of Crossmann common stock (the "Options") at a price equal to the trading price of the Crossmann common stock on the date of the closing of the transactions contemplated by the Purchase Agreement. $100,000 of the Options shall vest upon the closing of the transactions contemplated by the Purchase Agreement. Additional $100,000 increments of the Options shall vest on January 1, 2000, January 1, 2001, and January 1, 2002. The balance of the Options, if any, shall vest on January 1, 2003. The complete terms and conditions of the grant of the Options will be set forth in a separate stock option agreement between Crossmann and the Executive.

13.06         ab     Section.Automobile.   The Employers, at their expense,
shall provide the Executive with an automobile which is the same or equivalent make and model as the automobiles provided to other executives of the Employers for the Employment Term. The Employers shall reimburse the
Executive for all reasonable expenses associated with the automobile, including gasoline and normal repair expenses, incurred by the Executive in conducting the Employers' business, in accordance with the policies of Crossmann.

13.07          ab     Section.Business Expenses.   CCNC shall reimburse the
Executive for all reasonable business expenses incurred by the Executive in conducting the Employers' business, provided that Executive complies with record keeping and other policies of the Employers with respect to such expenses.

                             XIV     abARTICLE

                        Termination of Employment

14.01          ab          Section  .    Termination  for  Cause.

(a)      ab     The Employers may terminate the Executive's employment with the Employers pursuant to this Agreement for Cause, as defined herein, by providing written notice to the Executive at least twenty-four (24) hours prior to the Termination Date, as defined in subsection (iii) below.

(b) ab A termination for "Cause" means a termination by one of the Boards for any one or more of the following reasons: (a) theft, fraud, embezzlement, dishonest or other similar behavior by the Executive; (b) any material breach by the Executive of the terms of this Agreement, or the Purchase Agreement or any breach by the Executive of the terms of the Nondisclosure, Noncompetition and Nonsolicitation Agreement of even date herewith executed by the Executive (the "Noncompetition Agreement"); (c) any material neglect of duty, incompetence, insubordination or misconduct of the Executive in discharging any of his duties and responsibilities hereunder, (d) any act of theft or dishonesty by the Executive or any criminal conviction or indictment of the Executive, (e) any occurrence of the Executive reporting to work under the influence of alcohol or illegal drugs, or the Executive being under the influence of alcohol or illegal drugs during working hours, (f) any failure or refusal by the Executive to comply with the policies, rules or regulations of the Employers whether now in force or hereafter adopted; (g) any misrepresentation or concealment by the Executive of any material fact for the purpose of securing this Agreement, or (h) any other material act of misconduct within the control of the Executive.

(c) ab In the case of a termination for Cause, the term "Termination Date" as used in this subsection (a) shall mean the actual date the Executive terminates employment with the Employers as a result of action taken by one of the Boards, and not as a result of the Executive's resignation, as provided in
Section  4(b).

(d) ab If prior to the Expiration Date the Employers terminate the Executive's employment for Cause, the Executive shall only be entitled to payment of that portion of the Annual Base Salary under Section 3(a) that the Executive earned through and including the Termination Date, at the rate of the Annual Base Salary in effect or any portion of the year at that time.

14.02      ab     Section .  Resignation.The Executive may resign from his
employment with the Employers pursuant to this Agreement at any time by providing written notice to the Boards of his resignation at least thirty (30) days prior to the effective date of the resignation (the "Resignation Notice"). The effective date of the Executive's resignation shall be that specified in the Resignation Notice, or the actual date the Executive terminates employment with the Employers as the result of a resignation, whichever occurs earlier (the "Resignation Date"). If prior to the Expiration Date, the Executive resigns his employment, the Executive shall only be entitled to payment of that portion of the Annual Base Salary under Section 3(a) that the Executive earned through and including the Resignation Date, at the rate of the Annual Base Salary in effect at that time.

14.03         ab     Section .  Termination Without Cause.   The Employers
may, in their sole discretion, terminate the Executive's employment with the Employers pursuant to this Agreement at any time without Cause, by providing written notice to the Executive at least twenty-four (24) hours prior to the Termination Date, as defined in this subsection (c). If the Employers terminate the Executive's employment without Cause, CCNC shall be obligated to continue to pay to him (i) the Annual Base Salary and (ii) the sum of $1,000 per month (in lieu of the monthly premiums/expenses for the executive benefits and automobile to otherwise be provided by Employers pursuant to Sections 3(c) and (f) of this Agreement), all for the period during which the Executive is bound by the terms and conditions of the Noncompetition Agreement (the "Severance Payments"). Such payments shall be made as and when the same would have been due and payable if the Executive's employment had continued through such date, subject to the provisions of Sections 4(d) and 4(e). In addition, if the Employers terminate the Executive's employment without Cause, the Options shall continue to vest thereafter as described in Section 3(e) above (. If the Employers terminate the Executive's employment without Cause, the Executive shall not be entitled to any Bonus payments for any periods after the Termination Date. As a condition precedent to receiving the Severance Payments, the Executive shall sign a release of all claims the Executive has or may have against the Employers in form and substance submitted to the Executive by the Employers. The term "Termination Date" as used in this subsection (c) shall mean the actual date the Executive terminates employment with the Employers as a result of action taken by one of the Employers, and not as a result of the Executive's resignation as provided in Section 4(b). Except as provided in this subsection (c), the Executive shall not be eligible to receive any compensation or benefits under this Agreement with respect to any future periods beginning on or after the Termination Date. The provisions of this subsection (c) shall also be applicable if this Agreement is terminated by the Executive due to a material breach of this Agreement by the Employers which is not timely cured within thirty (30) days after the Employers receive written notice of the default from the Executive.

14.04          ab      Section .  Death.If the Executive dies prior to the
Expiration Date, the Executive's estate or personal representative shall be entitled to receive that portion of the Annual Base Salary, at the rate in effect at the Executive's death, and any other compensation or benefits that the Executive earned through and including the date of the Executive's death. If the Executive is entitled to receive payments from the Employers pursuant to Section 4(c) at the time of his death, the Executive's estate or personal representative shall be entitled to receive that portion of the Annual Base Salary, at the rate in effect at the Executive's death, and any other compensation or benefits, that the Executive would have been entitled to receive under Section 4(c) through and including the date of the Executive's death. The Executive's estate or personal representative shall not be entitled to receive any portion of the Annual Base Salary or any other compensation or benefits under this Agreement, with respect to any periods ending on or after the date of the Executive's death, which was not payable in accordance with the provisions thereof prior to the date of death.

14.05      ab     Section .  Disability.   If prior to the Expiration Date
the Executive becomes Permanently Disabled, as defined in this subsection (e), the Employers may terminate the Executive's employment with the Employers as a result of the Permanent Disability by providing written notice to the Executive at least twenty-four (24) hours prior to the Termination Date, as defined in this subsection (e). If prior to the Expiration Date the Executive becomes Permanently Disabled, the Executive may resign from his employment with the Employers pursuant to this Agreement by providing written notice to the Employers of his resignation at least twenty-four (24) hours prior to the Resignation Date, as defined in this subsection (e). If the Employers terminate the Executive's employment as a result of a Permanent Disability or the Executive resigns from employment with the Employers as a result of a Permanent Disability, the Executive shall be entitled to receive that portion of the Annual Base Salary under Section 3(a) that the Executive earned through and including the Termination Date or Resignation Date, as applicable, at the rate in effect on such date. If the Executive is entitled to receive payments from the Employers pursuant to Section 4(c) at the time he becomes Permanently Disabled, the Executive shall be entitled to receive the payments that the Executive would have been entitled to receive under Section 4(c). The
Executive shall not be entitled to receive any portion of the Annual Base Salary or any other compensation or benefits under this Agreement with respect to any future periods beginning on or after the later of the Resignation Date, Termination Date, or the date the Executive becomes Permanently Disabled. The Executive shall be deemed "Permanently Disabled" when, and only when, he is deemed permanently disabled in accordance with the disability insurance policy of the Employers in effect at the time of the illness or injury causing the disability, or, in the event no disability policy is then in effect, in accordance with the disability policy of the Employers last in effect. The definition of Permanently Disabled for purposes of this Agreement shall comply with all provisions of applicable law. The term "Termination Date" as used in this subsection (e) shall mean the actual date the Executive terminates employment with the Employers. The term "Resignation Date" as used in this subsection (e) shall mean the actual date the Executive terminates employment with the Employers as the result of a resignation.

     (f) Notwithstanding anything in this Section 4 to the contrary, in each instance where the Executive's employment is terminated, for whatever reason, the Executive shall be reimbursed for all expenses accrued by the Executive through the Termination Date or Resignation Date, as the case may be, which are reimbursable pursuant to Section 3(g).

                             XV     abARTICLE

   Nondisclosure, Noncompetition and NonsolicitationAgreementOn the date hereof the Executive, Crossmann and CCNC entered into a Nondisclosure, Noncompetition and Nonsolicitation Agreement (the "Noncompetition Agreement").
      All of the terms and conditions of the Noncompetition Agreement are incorporated herein by reference and any breach of the Noncompetition
         Agreement shall be deemed to be a breach of this Agreement.

Non-assignability,  Binding  Agreement.

15.01        ab     Section .  By the Executive.   The Executive shall not
assign or delegate this Agreement or any right, duty, obligation, or interest under this Agreement without CCNC's and Crossmann's prior written consent; provided, however, that nothing shall preclude the Executive from designating beneficiaries to receive benefits payable under this Agreement upon his death, and nothing shall preclude the Executive's executors, administrators, or their legal representatives, from assigning any rights under this Agreement to any person.

15.02       ab     Section.  By CCNC or Crossmann.   CCNC and/or Crossmann
may assign, delegate, or transfer this Agreement and all of their rights and obligations under this Agreement to any of its affiliates or subsidiaries or to any business entity that by merger, consolidation, or otherwise acquires all or substantially all of the assets of CCNC or Crossmann or to which CCNC or Crossmann transfers all or substantially all of its assets. Upon assignment, delegation, or transfer, any affiliate, subsidiary, or business entity related to CCNC and/or Crossmann shall be deemed to be substituted for CCNC and/or Crossmann, as applicable, for all purposes of this Agreement; however, neither CCNC nor Crossmann shall be released from liability to the Executive by that assignment.

15.03          ab      Section.  Binding Effect.   Except as limited under
Sections 6(a) and 6(b), this Agreement shall be binding upon and inure to the benefit of the parties, any successors to or assigns of CCNC and/or Crossmann, and the Executive's heirs and the personal representatives or executor of the Executive's estate.

                              XVI     abARTICLE

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

                              XVII     abARTICLE

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

                             XVIII     abARTICLE

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

                              XIX     abARTICLE

  Governing Law and JurisdictionThe laws of the State of North Carolina shall govern the validity, performance, enforcement, interpretation and any other aspect of this Agreement, notwithstanding any state's choice of law provisions to the contrary.

                               XX     abARTICLE

 NoticesAll notices required or desired to be given under this Agreement shall be in writing and shall be deemed to have been duly given (i) on the date of service if served personally on the party to whom notice is to be given, (ii)
     on the date of receipt by the party to whom notice is to be given if transmitted to such party by telefax, provided a copy is mailed as set forth below on the date of transmission, (iii) on the third day after mailing if mailed to the party to whom notice is to be given by registered or certified mail, return receipt requested, postage prepaid, or (iv) on the next day after being deposited with a reliable overnight delivery service, to the following addresses:

     (a)          If  to  CCNC  or  Crossmann,  to:

          Crossmann  Communities,  Inc.
          9202  North  Meridian  St.,  Suite  300
          Indianapolis,  IN  46268
          Attn:  John  B.  Scheumann
          Tel.  No.:  (317)  843-9514
          Fax:  (317)  571-2210

          with  a  copy  to:

          Steven  K.  Humke
          ICE  MILLER  DONADIO  &  RYAN
          One  American  Square
          Box  82001
          Indianapolis,  Indiana  46282
          Tel.  No:  (317)  236-2100
          Fax:  (317)  236-5817

     (b)          If  to  the  Executive,  to:

          Mitchell  T.  Huff
          213  Brereton  Drive
          Raleigh,  North  Carolina  27615
          Tel.  No.:  (919)  998-8500
          Fax:  (919)  998-8600

          with  a  copy  to:

          James  M.  Day
          Burns  Day  &  Presnell,  PA
          2626  Glenwood  Avenue,  Suite  506
          Raleigh,  North  Carolina  27608
          Tel.  No.:  (919)  782-1441
          Fax:  (919)  782-2311

Any party may, by giving written notice to the other parties, change the address to which notice shall then be sent.

                              XXI     abARTICLE

Prior AgreementsThis Agreement and the Noncompetition Agreement are a complete and total integration of the understanding of the parties with respect to the
       Executive's employment by the Employers. This Agreement and the Noncompetition Agreement supersede all prior or contemporaneous negotiations, commitments, agreements, writings including handbooks, and discussions with respect to the subject matter of this Agreement and the Noncompetition
                                  Agreement.

                              XXII     abARTICLE

    HeadingsThe headings of the Sections of this Agreement are inserted for convenience only and shall not be deemed to constitute part of this Agreement or to affect the construction of this Agreement.

                             XXIII     abARTICLE

 CounterpartsThis Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one and the same Agreement. Only one counterpart signed by the party against which enforcement is sought needs to be produced to evidence the existence of this Agreement

                              XXIV     abARTICLE

     GuarantyCrossmann hereby guarantees the performance of all of CCNC's obligations hereunder, including all of CCNC's obligations to make payments to the Executive hereunder.

                              XXV     abARTICLE

 Governing LawThe laws of the State of North Carolina shall govern all aspects of this Agreement notwithstanding any choice of law provision to the contrary.

     The parties have executed this Agreement on the date first written above.

"CCNC"

Crossmann  Communities  of  North  Carolina,  Inc.


By:  s/s  Jennifer  A.  Holihen
                                   Jennifer  A.  Holihen,  Chief  Financial
Officer,  Treasurer  and  Secretary

                                   "CROSSMANN"

                              CROSSMANN  COMMUNITIES,  INC.


                              By:/s/  Jennifer  A.  Holihen
                                        Jennifer  A.  Holihen, Chief Financial
Officer,  Treasurer  and  Secretary

"EXECUTIVE"


                                   /s/  Mitchell  T.  Huff

                                   Mitchell  T.  Huff