Form 10-Q
period 1999-09-30
CROSSMANN COMMUNITIES INC
filed 1999-11-12
CIK 911644

Securities and Exchange Commission
                            Washington D.C.  20549

                                  FORM 10-Q

[  X  ]    Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange  Act  of  1934  For  the  Period  Ended  September  30,  1999.

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




  There were 11,533,785  Common shares outstanding as of November 12, 1999.

                         CROSSMANN COMMUNITIES, INC.
                                  FORM 10-Q

                                    INDEX

Part  I.  Financial  Information.

     Item  1.          Financial  Statements.

Consolidated balance sheets as of September 30, 1999 (unaudited) and December 31, 1998.

Consolidated unaudited statements of income for the Three Months Ended September 30, 1999 and 1998, and for the Nine Months ended September 30, 1999 and 1998.

Consolidated unaudited statements of cash flows for the nine months ended September 30, 1999 and 1998.

Notes to consolidated unaudited financial statements for the nine months ended September 30, 1999 and 1998.

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

     Item  3.          Defaults  upon  Senior  Securities.

     Item  4.          Submission  of  Matters  to a Vote of Security Holders.

     Item  5.          Other  Information.

     Item  6.          Exhibits  and  Reports  on  Form  8-K.


Signatures.

                       PART I.  FINANCIAL INFORMATION.

Item  1.    Financial  Statements


                            CROSSMANN COMMUNITIES, INC.
                                  AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS





                                            SEPTEMBER 30, 1999    DECEMBER 31, 1998
                                            --------------------  ------------------
                                                     (UNAUDITED)
                                            --------------------
ASSETS
  Cash and cash equivalents                 $          3,934,146  $       18,011,456
  Retainages                                           1,126,061           1,115,617
  Real estate inventories                            278,583,197         214,197,844
  Furniture and equipment, net                         4,685,890           3,964,369
  Investments in joint ventures                       24,878,088          17,720,878
  Goodwill, net                                       17,621,361          15,395,896
  Other assets                                        18,994,214          13,387,755
                                            --------------------  ------------------
Total assets                                $        349,822,957  $      283,793,815
                                            ====================  ==================


LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable and other liabilities    $         28,672,470  $       32,290,172
  Notes payable                                      144,867,507         101,222,955
                                            --------------------  ------------------
Total liabilities                                    173,539,977         133,513,127

Commitments and contingencies

Shareholders' equity:
  Common shares                                       65,642,886          65,154,710
  Retained earnings                                  110,640,094          85,125,978
                                            --------------------  ------------------
Total shareholders' equity                           176,282,980         150,280,688
                                            --------------------  ------------------
Total liabilities and shareholders' equity  $        349,822,957  $      283,793,815
                                            ====================  ==================

See  accompanying  notes.






                         CROSSMANN COMMUNITIES, INC.
                               AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                         THREE  MONTHS  ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,



                                              1999           1998           1999           1998
                                      -------------  -------------  -------------  -------------

Sales of residential real estate      $170,990,809   $116,816,658   $397,648,561   $264,366,387
Cost of residential real estate sold   135,612,917     91,617,357    316,250,420    208,316,424
                                      -------------  -------------  -------------  -------------
Gross profit                            35,377,892     25,199,301     81,398,141     56,049,963

Selling, general and
 administrative                         16,094,778     11,678,687     41,980,907     30,413,630
                                      -------------  -------------  -------------  -------------
Income from operations                  19,283,114     13,520,614     39,417,234     25,636,333

Other income, net                        2,127,247      3,196,446      4,447,339      4,699,464
Interest expense                          (534,627)      (349,752)    (1,558,335)      (964,135)
                                      -------------  -------------  -------------  -------------
                                         1,592,620      2,846,694      2,889,004      3,735,329
                                      -------------  -------------  -------------  -------------

Income before income taxes              20,875,734     16,367,308     42,306,238     29,371,662
Income taxes                             8,234,191      6,512,994     16,792,122     11,665,576
                                      -------------  -------------  -------------  -------------
Net income                            $ 12,641,543   $  9,854,314   $ 25,514,116   $ 17,706,086
                                      =============  =============  =============  =============

Weighted average number of
 common shares outstanding:
     Basic                              11,593,170     11,482,676     11,568,617     11,285,468
     Diluted                            11,642,978     11,659,798     11,792,517     11,561,786
                                      =============  =============  =============  =============
Net income per common share:
     Basic                            $       1.09   $        .86   $       2.21   $       1.57
     Diluted                          $       1.09   $        .85   $       2.16   $       1.53
                                      =============  =============  =============  =============

See  accompanying  notes.




                                   CROSSMANN COMMUNITIES, INC.
                                         AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                      NINE MONTHS            NINE MONTHS
                                                      ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                      ---------------------  ---------------------
                                                                      1999                   1998
                                                      ---------------------  ---------------------
OPERATING ACTIVITIES:
Net Income                                            $         25,514,116   $         17,706,086
Adjustments to reconcile net income to net cash
  flows from operating activities:
    Depreciation                                                   292,308                680,893
    Amortization                                                   532,921                144,317
     Equity in earnings of affiliates                           (2,391,063)            (1,530,949)
    Cash provided (used) by changes in:
      Retainages                                                   (10,444)               257,044
      Amounts due from related parties                            (325,591)                60,558
      Real estate inventories                                  (55,613,506)           (29,330,496)
      Other assets                                              (5,304,451)            (3,114,761)
      Accounts payable                                          (4,742,074)            (5,841,449)
      Accrued expenses and other liabilities                       313,641              5,897,113
                                                      ---------------------  ---------------------
Net cash flows from operating activities                       (41,734,143)           (15,071,644)

INVESTING ACTIVITIES:
Purchases of furniture and equipment                              (870,057)              (903,854)
Proceeds from disposition of furniture and equipment                   -0-                    -0-
Investments in joint ventures                                   (4,766,147)            (7,404,989)
Business acquisitions                                           (4,363,760)            (9,669,888)
                                                      ---------------------  ---------------------
Net cash used by investing activities                           (9,999,964)           (17,978,731)

FINANCING ACTIVITIES:
Proceeds from bank borrowing                                   194,166,879            136,620,946
Principal payments on bank borrowing                          (155,717,000)          (155,341,000)
Proceeds from issue of senior notes                                    -0-             50,000,000
Payments on notes and long-term debt                            (1,281,258)              (105,605)
Proceeds from sale of common shares                                488,176                628,749
                                                      ---------------------  ---------------------
Net cash provided by financing activities                       37,656,797             31,803,090
                                                      ---------------------  ---------------------

Net increase in cash and cash equivalents                      (14,077,310)            (1,247,285)
Cash and cash equivalents at beginning of period                18,011,456              5,526,138
                                                      ---------------------  ---------------------
Cash and cash equivalents at end of period            $          3,934,146   $          4,278,853
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


RESULTS OF OPERATION: THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

Sales increased approximately $54.2 million, or 46.4%, to approximately $171.0 million in the third quarter of 1999 from approximately $116.8 million for the same period in 1998. Sales were higher primarily as a result of increased home closings; 1,434 homes were closed in the third quarter of 1999 compared to 1,031 homes closed during the third quarter of 1998. Part of the increase in closings is attributable to Crossmann's presence in new markets:







                                    Closings in    Closings in
                                    third quarter  third quarter          %
City                    Entered in           1999           1998  Increase
----------------------  ----------  -------------  -------------  ---------
Raleigh                 June 1999              42            -0-
Charlotte               April 1998             84            -0-
Nashville               July  1998             44            -0-
Myrtle Beach            June 1998              67            101
                                    -------------  -------------

     New markets                              237            101     134.7%
     All other markets                      1,197            930      28.7%



Excluding the new markets, the Company closed 267 more units in the third quarter of 1999 than in the second quarter of 1998, an increase of 28.7%.

Gross profit increased approximately $10.2 million, or 40.4%, to approximately $35.4 million for the third quarter of 1999 from approximately $25.2 million for the third quarter of 1998. This represents a gross margin of 20.7% of sales in the third quarter of 1999 as compared to 21.6% of sales in the third quarter of 1998. The lower margin in 1999 is due in part to increased use of financing assistance programs in 1999 compared to 1998 and to higher indirect field costs and interest incurred to achieve the higher production level. Some commodity prices were higher in the quarter, but, in general, these costs were offset by increased prices to the consumer.

Selling, general and administrative expenses increased approximately $4.4 million, or 37.8%, to approximately $16.1 million for the third quarter of 1999 from approximately $11.7 million for the third quarter of 1998. This increase is principally increased sales commissions on the higher sales volume. It also reflects increased overhead incurred to achieve higher production. Selling, general and administrative expenses declined as a percentage of sales to 9.4% in the third quarter of 1999 from 10.0% in the third quarter of 1998.

Other income net of expenses decreased approximately $1.1 million for the three months ended September 30, 1999, from approximately $3.2 million in 1998 to approximately $2.1 million in 1999. The decrease was due to lower earnings from land development joint ventures and other miscellaneous sources. Trinity Homes LLC ("Trinity"), a homebuilding joint venture in Indianapolis, generated approximately $1.0 million, even with the $1.0 million it contributed in 1998.

Income before income taxes increased approximately $4.5 million, or 27.5%, to approximately $20.9 million. The Company's effective tax rate was 39.4% in the third quarter of 1999 as compared to 39.8% in the third quarter of 1998. Net income increased approximately $2.8 million, or 28.3%, to approximately $12.6 million. Net income as a percentage of sales decreased to 7.4% in the third quarter of 1999, compared to 8.4% in the third quarter of 1998.

RESULTS OF OPERATION: NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

Sales increased approximately $133.3 million, or 50.4%, to approximately $397.6 million for the nine months ended September 30, 1999 from approximately $264.4 million for the nine months ended September 30, 1998. Sales were higher primarily as a result of increased home closings; 3,372 homes were closed in the nine months ended September 30, 1999, compared to 2,322 homes closed during the nine months ended September 30,1998. Selling prices were also higher, approximately $118,000 per home for the nine months ended September 30, 1999 as compared to approximately $113,900 during the same period in 1998. Part of the increase in closings is attributable to Crossmann's presence in new markets:






                                    Closings through  Closings through
                                    third quarter     third quarter             %
City                    Entered in              1999              1998  Increase
----------------------  ----------  ----------------  ----------------  ---------
Raleigh                 June 1999                 51               -0-
Charlotte               April 1998               164               -0-
Nashville               July  1998                67               -0-
Myrtle Beach            June 1998                245               128
                                    ----------------  ----------------

     New markets                                 527               128     311.7%
     All other markets                         2,845             2,194      29.7%



Excluding these new markets, the Company closed 651 more units in 1999 than in 1998, an increase of 29.7%.

Gross profit increased approximately $25.3 million, or 45.2%, to approximately $81.4 million. This represents a gross margin of 20.5% of sales in the first nine months of 1999 as compared to 21.2% of sales in the first nine months of 1998. The lower margin in 1999 is due in part to increased use of financing assistance programs in 1999 compared to 1998 and to higher indirect field costs and interest incurred to achieve the higher production level. Some commodity prices were higher in the quarter, but, in general, these costs were offset by increased prices to the consumer.

Selling, general and administrative expenses increased approximately $11.6 million, or 38.0%, to approximately $42.0 million. This increase is principally increased sales commissions on the higher sales volume. Crossmann also incurred higher advertising and administrative expenses associated with the higher level of production and required by the Company's new divisions. Selling, general and administrative expenses as a percentage of sales declined to 10.6% in the first nine months of 1999, compared to 11.5% in the first nine months of 1998.

Other income net of expenses decreased approximately $250,000, from approximately $4.7 million for the first nine months of 1998 to approximately $4.5 million in 1999. Trinity contributed approximately $2.4 million in 1999 compared to approximately $1.6 million in 1998.

Income before income taxes increased approximately $12.9 million, or 44.0%, to approximately $42.3 million. The Company's effective tax rate was 39.7% in the first nine months of 1999 as compared to 39.7% in the first nine months of 1998. Net income increased approximately $7.8 million, or 44.1%, to approximately $25.5 million. Net income as a percentage of sales decreased to 6.4% in 1999, down from 6.7% in 1998.

CHANGES  IN  FINANCIAL  POSITION

Inventory
Real estate inventories increased approximately $64.4 million, or 30.0%, from their December 31, 1998 level. The expansion in inventory reflects heavy building activity on homes in backlog, many of which are expected to close by year end. It also reflects land acquisition and development activity for the year 2000 and beyond.

Goodwill
Goodwill increased approximately $2.2 million or 14.5% during the first nine months of 1999 due primarily to the acquisition of Homes by Huff & Co., Inc. in June of this year.


Notes  Payable
Notes payable increased approximately $43.6 million during the first nine months of 1999 as borrowings were used to finance real estate inventories, acquisitions, and joint venture investments.

CAPITAL  RESOURCES  AND  LIQUIDITY

At September 30, 1999, the Company had approximately $3.9 million in cash and cash equivalents.

The Company's primary uses of capital are home construction costs and the purchase and development of land. Real estate inventories were approximately $278.6 million, or 79.6% of total assets, at September 30, 1999, compared to $214.2 million or 75.5% of total assets at December 31, 1998. Capital is also used for the addition and improvement of equipment used in administering the business and for model home furnishings.

Cash expenditures are financed with cash from operations and with borrowings on a $100.0 million unsecured line of credit, with Bank One, Indiana, N.A. as agent. The line of credit bears interest at the banks's prime lending rate, but permits portions of the outstanding balance to be committed for fixed periods of time at a rate equal to LIBOR plus 1.45%. The credit facility matures March 31, 2002. At September 30, 1999, $78.2 million was outstanding on this line.
The Company also has approximately $66.7 million in senior notes outstanding. Of this total, $16.7 million is payable through 2004 at a fixed interest rate of 7.625%, payable quarterly. On December 21, 1999, the Company will make a scheduled reduction in the outstanding principal balance of these notes of $2,777,778. Crossmann has an additional $50.0 million in notes outstanding, payable through 2008 at a fixed interest rate of 7.75%, payable quarterly. Annual principal reductions of $8,333,334 begin June 11, 2003.

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

Backlog at September 30, 1999 was 2,508 homes with an aggregate sales value of approximately $295.0 million, compared to 2,346 homes with an aggregate sales value of approximately $266.0 million at September 30, 1998. The increase in the number of homes in backlog is approximately 6.9%. Starting backlog was higher, with 1,744 in backlog at January 1, 1999, compared to 1,080 at January 1, 1998. New orders in the first nine months of 1999 were higher as well:
4,136 contracts were written in the first nine months of 1999 as compared to 3,588 in 1998, an increase of 15.3%. In addition, Crossmann acquired 66 homes in backlog with its acquisition of Huff.


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

Systems  testing.
The manufacturer of the computer on which Crossmann's central accounting and management information systems resides has certified that its hardware and operating system software are Year 2000 compliant. The Company's applications software has been tested in the course of normal maintenance. The Company's programmers have identified those few instances where dates are compared and have initiated corrections to handle the date change properly. Equipment and software peripheral to Crossmann's central system have also been tested for Year 2000 compliance. Management believes that replacements and upgrades required have been completed.

Costs.
The cost and timing of upgrades to hardware and software corrections were not materially different than normally scheduled upgrades.

Contingency  plans.
Management's contingency plans, which are intended to enable the Company to continue to operate normally in the event of a system failure, include performing some procedures manually, changing suppliers, if necessary, and repairing or obtaining replacement systems.

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

Interest  Rates
Mortgage loan interest rates have climbed during the year. From their low of approximately 6.7% in January, mortgage rates had climbed 100 basis points by September. The Company has experienced many such interest rate changes in its history and responds to them by counseling customers from fixed-rate instruments to adjustable-rate mortgage products. The Company may also assist by contributing funds to lock in or buy down rates, thus protecting the customer from significant interest rate fluctuation. These measures impact margins but secure the Company's backlog. These strategies have been effective in the past; however, there is no assurance that interest rates will not have a material adverse impact on the Company's future business, financial condition, and results of operations.

Weather
The Company's business is subject to weather-related seasonal factors which can affect quarterly results of operations. Heavy storms along the North and South Carolina coast affected selling and production activity in Crossmann's Myrtle Beach market. Disruptions due to weather did not materially effect third quarter closings or production for the fourth quarter; however, weather may have been a factor in slower sales for this market during the quarter. It is not now clear whether hurricane activity and the publicity surrounding such storms will have an effect on sales in this market in the future.



FUTURE  TRENDS

Orders for the third quarter were 910 this year compared to 1,143 in the third quarter of 1998, down 20%. This is the first downward order comparison in 10 consecutive quarters; management believes this softening of orders reflects higher interest rates and a generally tighter monetary policy this year compared to the period last year. Crossmann's management is monitoring this trend closely to plan for next year's volume and to develop appropriate strategy.



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

ITEM  4.    SUBMISSIONS  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
None.



ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K.
a)  Exhibits



Exhibit
Number   Description of Exhibit
3.1      Amended and restated Articles of Incorporation of Crossmann Communities,
         Inc.(Incorporated by reference to Exhibit 3.1 to Form S-1 Registration Statement No.
                                                                                           33-68396.)
3.2      Bylaws of Crossmann Communities, Inc. (Incorporated by reference to Exhibit 3.2 to Form S-1 Registration Statement No. 33-68396.)
4.1      Specimen Share Certificate for Common Shares.  (Incorporated by reference to
         Exhibit 2.9 to Form S-1 Registration Statement No. 33-68396.)
10.1     1993 Outside Director Stock Option Plan.  (Incorporated by reference to Exhibit 10.2 to Form S-1 Registration Statement No. 33-68396.)
10.2     1993 Employee Stock Option Plan, As amended as of May 22, 1996.  (Incorporated by reference to Exhibit 10.3 to Form 10-Q dated August 13, 1996.)
10.37    Note Agreement dated as of December 19, 1995, $25,000,000 7.625% Senior Notes
         due December 9, 2004, by Crossmann Communities, Inc., et al. (Incorporated by
         reference to Exhibit 10.37 to From 10-K dated March 18, 1996.)
10.38    7.625% Senior Note due December 19, 2004, issued to Combined Insurance
         Company by Crossmann Communities, Inc., et al.  (Incorporated by reference to
         Exhibit 10.38 to Form 10-K dated March 18, 1996.)
10.39    7.625% Senior Note due December 19, 2004, issued to Minnesota Mutual Life
         Insurance company by Crossmann Communities, Inc., et al.  (Incorporated by
         reference to Exhibit 10.39 to Form 10-K dated March 18, 1996.)
10.40    Note Agreement dated as of June 11, 1998, $50,000,000 7.75% Senior Notes due
         June 11, 2008, by Crossmann Communities, Inc., et al.  (Incorporated by reference to Exhibit 10.46 to Form 10-Q dated August 14, 1998.)
10.41    Form of 7.75% Senior Note due June 11, 2008, issued to various insurance companies by Crossmann Communities, Inc. et al.  (Incorporated by reference to Exhibit 10.45 to Form 10-Q dated August 14, 1998.)
10.42    Credit Agreement, dated April 1, 1999, among Crossmann Communities, Inc. and
         Bank One, Indianapolis N.A. (as "Agent') and the Lenders Parties Thereto.
         (Incorporated by reference to Exhibit 10.16 to Form 10-Q dated May 13, 1999)
10.43    First Amendment to Credit Agreement, dated June 11, 1999, among Crossmann
         Communities, Inc. and Bank One, Indiana N.A. (As "Agent') and the Lenders Party
         Thereto. (Incorporated by reference to Exhibit 10.43 to Form 10-Q dated August 13,
                                                                                               1999.)
10.44    Promissory Note, dated June 11, 1999, in favor of Bank One, Indiana, N.A.
         (Incorporated by reference to Exhibit 10.44 to Form 10-Q dated August 13, 1999.)
10.45    Promissory Note, dated June 11, 1999, in favor of Fifth Third Bank, Indiana.
         (Incorporated by reference to Exhibit 10.45 to Form 10-Q dated August 13, 1999.)
10.46    Promissory Note, dated June 11, 1999, in favor of Huntington National Bank of
         Indiana.    (Incorporated by reference to Exhibit 10.46 to Form 10-Q dated August 13, 1999.)

10.47    Promissory Note, dated June 11, 1999, in favor of PNC Bank of Ohio, N.A.
         (Incorporated by reference to Exhibit 10.47 to Form 10-Q dated August 13, 1999.)
10.48    Promissory Note, dated June 11, 1999, in favor of KeyBank National Association.
         (Incorporated by reference to Exhibit 10.48 to Form 10-Q dated August 13, 1999.)
10.49    Asset Purchase Agreement, dated June 18, 1999 by and among Crossmann
         Communities, Inc., Crossmann Communities of North Carolina, Inc., Homes by Huff
         & Co., Inc., Mitchell T. Huff, Thomas A. Huff and Thomas C. Huff.  (Incorporated
         by reference to Exhibit 10.49 to Form 10-Q dated August 13, 1999.)
10.50    Employment contract dated June 18, 1999, by and among Crossmann Communities of North Carolina, Inc., Crossmann Communities, Inc. and  Mitchell T. Huff.
         (Incorporated by reference to Exhibit 10.50 to Form 10-Q dated August 13, 1999.)
19.1     Lease by and between Pinnacle Properties LLC ("Landlord") and Crossmann
         Communities, Inc. (Tenant"), 9202 North Meridian Street, Suite 300, Indianapolis,
         Indiana 46260, executed April 18, 1994.  (Incorporated by reference to Exhibit 19.1to
         Form 10-Q dated August 12, 1994.)
27.1     Financial Data Schedule for the quarter ended September 30, 1999.


(b)  Reports  on  Form  8-K.

     On October 8, 1999 the Company filed an 8-K with the Securities and Exchange Commission announcing that the Board of Directors of the Company has authorized the purchase of up to 15% of the outstanding Common Shares of the Company in open market or privately negotiated transactions in compliance with
Rule  10b-18.       As of the date of this filing, the Company had repurchased
71,100  Common  Shares.




                                  SIGNATURES


     Pursuant to the requirements of Sections 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




CROSSMANN  COMMUNITIES,  INC.


/s/  Jennifer  A.  Holihen
Jennifer  A.  Holihen
Director,  Chief  Financial  Officer;
Treasurer;  Secretary;
(Principal  Financial  and  Accounting  Officer)





Dated:  November  12,  1999