Form 10-K
period 1999-12-31
CROSSMANN COMMUNITIES INC
filed 2000-03-30
CIK 911644

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                             ____________________

                                  FORM 10-K
                             ____________________

[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                 For the fiscal year ended December 31, 1999

[      ]  Transition  Report Pursuant to Section 13 or 15(d) of the Securities
Exchange  Act  of  1934.

                                             0-22562
                            Commission file number

                         CROSSMANN COMMUNITIES, INC.
            (Exact name of registrant as specified in its charter)

     INDIANA                                                   35-1880120
     (State  or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation)
     9210  NORTH  MERIDIAN  STREET
                        INDIANAPOLIS, INDIANA  46260
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

     The aggregate market value of the voting stock held by non-affiliates of the registrant on March 29, 2000 was approximately $170,518,850. As of March 29, 2000, there were 10,958,795 Common Shares of the registrant issued and outstanding.

          DOCUMENTS  INCORPORATED  BY  REFERENCE
Certain portions of the documents listed below have been incorporated by reference into the indicated part of this Form 10-K.

     DOCUMENT  INCORPORATED                              PART OF FORM 10-K
Proxy  Statement  for  2000  Annual  Meeting  of    Shareholders     Part III
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

GENERAL

     Crossmann Communities, Inc. ("Crossmann" or the "Company") has provided homes to families in central Indiana since 1973. Crossmann's homes are targeted primarily to entry-level and first move-up buyers. They range in price from approximately $81,900 to approximately $229,900; the average size of one of Crossmann's new homes is 1,400 square feet, and the average selling price in 1999 was approximately $119,500. Today the Company operates in fourteen markets in six states:





In Indiana:         Indianapolis, Lafayette, Ft. Wayne and Columbus;
In Ohio:            Columbus, Cincinnati, and Dayton;
In Kentucky:        Louisville and Lexington;
In Tennessee:       Memphis and Nashville;
In North Carolina:  Charlotte and Raleigh;
In South Carolina:  Myrtle Beach.


      Crossmann achieved record sales in 1999, delivering 5,100 new homes compared to 3,714 in 1998. During 1999, Crossmann made one acquisition: Homes
by  Huff    &  Co.,  Inc.  ("Huff")  in  Raleigh,  North  Carolina.

     Crossmann is characterized by a record of strong and consistent sales and net income growth over recent years, having achieved a 5-year average compound growth in revenue of approximately 36.1%. The Company's success has been and will continue to be dependent upon the following key operating strategies:

1. Focused Market Approach. The Company focuses on affordably-priced entry-level and first move-up single family homes. Management believes that entry-level housing generally allows high volume homebuilders, such as the Company, to build a standardized product. Standardization permits efficiencies in construction and purchasing that can result in high margins. The Company will continue to focus on providing product lines that address the needs of this market segment.

2. Emphasis on Customer Service. The Company is committed to providing a high level of customer service as an integral component of its competitive strategy. The Company serves its customers through the attention it devotes to their financial concerns and by producing a high quality product at a reasonable price.

3. Market Concentration. The Company currently conducts its business in fourteen Midwestern and Southeastern markets. The Company believes that these cities enjoy relatively low unemployment, diversified industry, and infrastructure that makes these cities attractive to employers. Strong employment creates demand for housing of the type offered by the Company. The Company intends to explore opportunities to expand its homebuilding operations to other metropolitan areas that offer stable economic characteristics similar to those of its existing markets. The Company believes that its most effective expansion opportunities will be in similar markets where it can effectively utilize the strengths of its operating strategy.

4. Land Development. Management believes that developing land achieves several strategic objectives: (i) it helps the Company to improve its profit margins by reducing the cost of the land on which its homes are built; (ii) it ensures the Company an adequate supply of lots to meet market demand; (iii) it allows the Company to control the developments in which it builds its homes; and (iv) it allows the Company to construct homes efficiently and cost-effectively by permitting the construction of several similar homes within the same neighborhood at the same time.

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

MARKETS


     The size and economic characteristics of the Company's markets are shown in the tables below:




                                  POPULATION   UNEMPLOYMENT
                                  -----------
MARKET            POPULATION (1)  GROWTH (2)   RATE(4)
----------------  --------------  -----------  -------------
Indianapolis          1,519,194         10.0%           2.3%
Lafayette               172,220          6.6%           1.9%
Ft. Wayne               481,191          5.5%           2.6%
Southern Indiana             (3)          (3)            (3)
Columbus              1,469,604          9.2%           2.2%
Cincinnati            1,948,264          7.2%           3.0%
Dayton                  948,522         -.03%           3.3%
Louisville              999,267          5.3%           2.8%
Lexington               449,645         10.8%           1.7%
Memphis               1,093,427          8.5%           3.0%
Nashville             1,156,225         17.4%           2.1%
Charlotte             1,383,080         19.0%           2.3%
Myrtle Beach            174,762         21.3%           4.9%
Raleigh               1,079,873         25.8%           1.3%

(1)  Estimated  MSA  population,  as  of  July  1,  1998.
(2)  Estimated  growth  since  1990.
(3)  Not  available.
(4)  Compared  to  the  national  average  of  4.1%


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

     The Company sells homes under the names "New American Homes," "Deluxe Homes" and "Trimark Homes" in most of its markets, except where operations were acquired from another builder. For example, in Lexington it sells as "Cutter Homes;" in Memphis it sells as "Heartland Homes" or "Paragon;" in Myrtle Beach, as "Pinehurst;" and in Raleigh it sells as "Homes by Huff & Co." Each local operation offers homes to entry-level and first move-up buyers. In Myrtle Beach, South Carolina, that target market has been expanded to include second-home and retirement buyers seeking homes at Crossmann's price point.

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

     The construction of detached single-family homes by the Company generally begins after execution of a sales contract with the home buyer, which minimizes the costs and risks of completed but unsold inventory. When a contract has been signed, a "house work order" is generated and sent out to the Company's field supervisor and to each subcontractor who will work on the home. The house work order describes the basic house purchased and the optional items selected by the customer. Subcontractors prepare invoices on the basis of a pre-negotiated price list specifying the current rate the Company will pay for the work to be completed and the materials used. Price lists are updated periodically based on changes in the costs of raw materials and other factors. Vouchers are prepared by the subcontractor according to the price list and must be reviewed and approved by the field supervisor before they are paid by the Company.

     Despite the effects of the weather, the Company maintains a construction schedule throughout the entire year. The Company can build in all but the harshest winter weather; however, production is slower when cold temperatures and snow or ice interfere with work. Furthermore, additional construction cost may be incurred due to such factors as temporary heating costs, additives to concrete, extra utility charges and the placement of temporary driveways and sidewalks.

LAND  ACQUISITION  AND  DEVELOPMENT

     The Company typically acquires unimproved land through contingent purchase agreements. Closing of the land is contingent upon, among other things, the Company's ability to obtain necessary zoning and other governmental approvals for the proposed development, confirmation of the availability of utilities and completion of an environmental review.

     Once the land has been purchased, the Company undertakes development activities that include site planning and engineering, and construction of roads, sewer, water and drainage facilities and other amenities. The activities are carefully managed, with phases geared to the Company's projected sales. Generally, management of the Company attempts to maintain an inventory of "finished" lots sufficient for approximately half the homes which the Company anticipates it will construct during the next 18 months. In addition, the Company maintains an inventory of raw land in anticipation of its needs for a period of 18 to 36 months in the future. The following chart summarizes the Company's available lot inventory as of December 31, 1999.





                                  FINISHED  LOTS UNDER   RAW LAND             UNDER
                                  LOTS      DEVELOPMENT  (EST. LOTS)  TOTAL   OPTION

Indianapolis . . . . . . . .         1,303          681        3,737   5,721   2,955
Lafayette. . . . . . . . . . .          27           34            0      61     602
Ft. Wayne. . . . . . . . . .           290            0            0     290     374
Columbus. . . . . . . . . .            351           75          605   1,031     270
Cincinnati/Dayton . . .                253          225          796   1,274     231
Southern Indiana . . . .               279            0        1,435   1,714     227
Louisville . . . . . . . . .           210           96          539     845     200
Lexington . . . . . . . . .             66          165          529     760     120
Memphis . . . . . . . . . .            288            0          181     469     648
Nashville . . . . . . . . . .           71           20            0      91     337
Charlotte . . . . . . . . . .           84            0          440     524   1,235
Myrtle Beach . . . . . . .             438          100          509   1,047     767
Raleigh. . . . . . . . . . . . .        22            0           80     102     211
                                  --------  -----------  -----------  ------  ------
                                     3,682        1,396        8,851  13,929   8,177
                                  ========  ===========  ===========  ======  ======

     In addition to purchasing unimproved land outright, the Company from time to time has used partnerships and joint ventures to acquire and develop
land.       Joint ventures  sell finished lots to builders, including, but not limited to, the Company. The Company will continue to consider such partnership and joint venture arrangements in the future when management perceives a favorable opportunity. At December 31, 1999, the Company was a
participant  in  ten    such  joint  ventures.

     The development of land is extremely capital intensive, and as a result, the Company's ability to develop land is limited. In 1998 the Company developed approximately 57% of the lots on which its homes were built, compared to approximately 52% in 1999. The Company expects this percentage to stay approximately the same in 2000.

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

     New Home Counselors contract with the Company, and the Company attempts to maintain longterm relationships with them. New Home Counselors attend weekly sales meetings at which they are kept apprised of changes in available financing options and other information relevant to prospective buyers and semi-annual seminars offered by the Company on a variety of marketing topics.

     The Company does most of its advertising in the classified advertisement section of local newspapers and on its company website The Company also attracts buyers as a result of referrals, directional signs and direct mailings. From time to time the Company may participate in television and radio advertising promotions.

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

     The Company believes that the availability of FHA/VA financing is important to its overall success in that many entry-level and first move-up buyers have limited financial resources. FHA and VA mortgages are backed by government insured Fannie Mae and Ginnie Mae securities and should therefore be a relatively secure source of financing for Crossmann's customers. In
1999, approximately 66% of the homes delivered by the Company were financed with FHA/VA mortgages.

     The  Company  has  established a mortgage brokerage subsidiary, Crossmann
Mortgage Corp. Crossmann Mortgage Corp. was certified by FHA, a program of the Federal Department of Housing and Urban Development in July 1994. Once certified, the subsidiary began processing FHA, VA and conventional loans and selling the servicing rights. In 1997, Crossmann Mortgage Corp. became a qualified FHA underwriter. The revenue of the subsidiary is comprised of origination fees and servicing release fees, and its expenses primarily include administrative personnel salaries and other general office expenses. In general, Crossmann Mortgage Corp. does not warehouse or fund loans and, as a result, does not incur credit risk or market risk associated with loans it originates.

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

     The Company competes with other homebuilders on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price. Management believes that entry-level housing generally allows high volume homebuilders, such as the Company, to build a more standardized product, thus permitting efficiencies in construction and materials purchasing which can result in a better value to the consumer. Some of the Company's competitors have greater financial, marketing and sales resources in certain markets.

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

EMPLOYEES

     At December 31, 1999, the Company had 595 full-time employees and 51 part-time employees. The Company is not a party to any collective bargaining agreements. The Company considers its relationship with its employees to be good.

EXECUTIVE  OFFICERS  OF  THE  REGISTRANT


     The  executive  officers and directors of the Company and their ages as of December
31,  1999  are  as  follows:



NAME                 AGE  POSITION WITH COMPANY
-------------------  ---  --------------------------------------------------------------
John B. Scheumann     51  Chairman of the Board of Directors and Chief Executive Officer
Richard H. Crosser    61  President and Chief Operating Officer; Director
Jennifer A. Holihen   41  Chief Financial Officer; Treasurer; Secretary; Director
Steven M. Dunn        45  Executive Vice President of Operations



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

     Mr. Dunn assumed the role of Executive Vice President of Operations in August of 1998. Mr. Dunn had been the General Manager of the Company's Columbus, Ohio Division since October 1993. Mr. Dunn was the sole shareholder and president of Deluxe Homes of Columbus, Inc. from 1987 until its acquisition by the Company in 1993.

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

     The Company leases office space in Indianapolis, Lafayette, Ft. Wayne and Columbus, Indiana; Columbus and Cincinnati, Ohio; Louisville and Lexington, Kentucky; Memphis and Nashville, Tennessee; Charlotte and Raleigh, North Carolina and in Myrtle Beach, South Carolina. The leases for office space are at prevailing market rate and can be changed at any time without an effect to the Company.


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


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY-HOLDERS

None.



                                   PART II

ITEM  5.    MARKET  FOR  REGISTRANT'S  COMMON EQUITY AND RELATED SHAREHOLDERS'
MATTERS

     The  Company's  common  shares trade on The Nasdaq Stock Market under the
symbol:  "CROS."     Shares outstanding at December 31, 1999 were 11,469,086.
The closing price at December 31, 1999 was $15.50. During the year ended December 31, 1999, the high closing sales price per share as reported by The Nasdaq Stock Market was $33.33. The low closing sales price per share $14.38.


     High  and  low  share  prices  for  the  last  two  fiscal  years  were:



                       1998                  19998
Quarter ended  High          Low     High           Low
-------------  ------        ------  ------         ------
March 31       $31.25        $20.75  $29.00         $18.75
June 30         31.75         25.75   29.75          19.38
September 30    37.25         19.13   33.63          16.00
December 31     30.88         12.13   18.06          14.19



     The closing sale price of the Company's Common Shares as reported on The Nasdaq Stock Market on March 29, 2000 was $15.56. As of March 29, 2000, there were 51 holders of record of the Company's Common Shares. The Company's transfer agent estimates that there were 10,958,795 shares outstanding, on March 29, 2000, and that on that date there are approximately 1,840 beneficial owners of the Company's Common Shares.

     On October 7, 1999, Crossmann's Board of Directors authorized the repurchase of up to 15% of its outstanding shares (1,740,357 shares out of 11,602,382 shares then outstanding). As of March 30, 2000, 692,800 shares had been repurchased pursuant to this plan, at an average price of $15.82 per
share.    There  were  10,958,795  shares  outstanding  at  March  30,  2000.
     The  transfer  agent  for  the  Company's Common Shares is American Stock
Transfer  &  Trust.    Its  address  is  40  Wall  Street, New York, NY 10005.

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


ITEM  6.    SELECTED  FINANCIAL  DATA

     The following is selected consolidated financial data of the Company for the five years ended December 31, 1999. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of Crossmann Communities, Inc. and notes thereto contained elsewhere in this Form 10-K.






                     CONSOLIDATED FINANCIAL AND OPERATING DATA
                (in thousands, except per share and operating data)
                              Year Ended December 31,



                                        1995      1996      1997      1998      1999
STATEMENT OF OPERATIONS DATA:
 Sales                              $177,590  $229,485  $316,435  $421,926  $609,319
 Gross Profit                         35,704    48,051    65,550    89,906   124,233
 Income from operations               18,621    24,854    32,170    44,056    62,223
 Income before income taxes           18,630    24,668    33,399    49,606    65,694
 Income taxes                          7,519     9,603    13,393    19,734    25,957
 Net income                           11,111    15,065    20,005    29,872    39,737
 Net income per common share (1):
    Basic                               1.22      1.65      2.05      2.63      3.44
    Diluted                             1.21      1.63      2.02      2.57      3.40

 Weighted average common shares
 outstanding:
    Basic                              9,112     9,150     9,759    11,342    11,553
    Diluted                            9,183     9,261     9,927    11,608    11,698

OPERATING DATA:
 Number of closings (2)                1,675     2,068     2,774     3,714     5,100
 Average home sales price           $106,024  $110,970  $114,072  $113,604  $119,474
 Homes in backlog (2)                    757     1,006     1,080     1,744     1,496

BALANCE SHEET DATA:
 Cash and cash equivalents          $  5,233  $    100  $  5,526  $ 18,011  $ 13,636
 Inventories and properties
  held for development or sale        69,683   113,202   153,524   214,198   259,996
 Total assets                         83,954   128,336   185,276   283,794   339,875
 Notes payable                        25,472    48,326    51,122   101,223   119,959
 Total shareholders' equity           44,212    59,649   110,803   150,281   188,479

(1)  Per  share  amounts  for  1995  and  1996  have  been  adjusted  to reflect the three-for-two  stock  split  effective  August  18,  1997.

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



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW

     The Company's business and the homebuilding industry in general are subject to changes in economic conditions, including but not limited to employment levels, interest rates, the availability of credit, and consumer confidence. The Company's success in 1999 and during the past several years has been influenced by favorable economic conditions in its principal markets.
 Employment has been strong; interest rates have been relatively low; low inflation has kept the Company's costs predictable. Financing has been readily available to Crossmann's consumers in the form of FHA and VA mortgages. Capital has been readily available for expansion, enabling
Crossmann  to  take  advantage  of  a  strong  economic  climate.

     There can be no assurance that these trends will continue. In fact, rising interest rates during the latter part of 1999 affected orders compared to 1998. Backlog at December 31, 1999 is 14% lower than at December 31, 1998.
 Although management believes that home ownership is still attractive for many buyers at prevailing interest rates, there can be no assurance the Company will match its recent growth rate. There can be no assurance that the Company will continue to find attractive opportunities in new cities, nor can there be any assurance that the Company will be able to transfer its business strategy to new market areas successfully, or that new markets will offer the opportunities and stability of the Company's existing markets.

RESULTS  OF  OPERATIONS

     During the five-year period ended December 31, 1999, the Company's sales increased at an average compound annual rate of 36.1% per year, from $177.6 million in 1995 to $609.3 million in 1999. Net income increased at an average compound annual rate of 37.5%, from $11.1 million in 1995 to $39.7 million in 1999. Shareholders' equity increased from $44.2 million as of December 31, 1995 to $188.5 million as of December 31, 1999.

     The following table recaps unit growth in the Company's markets. Management views volume relative to the total size of each market a significant factor in producing good margins.

                                   UNIT CLOSINGS BY MARKET



                                          1992  1993   1994   1995   1996   1997   1998   1999
                                          ----  ----  -----  -----  -----  -----  -----  -----
Indianapolis(1). . . . . . . . . . . .     491   686    732  1,043  1,124  1,314  1,384  1,946
Lafayette. . . . . . . . . . . . . . .     125   143    183    160    188    166    171    190
Columbus. . . . . . . . . . . . . .               23    133    197    247    315    315    311
Cincinnati. . . . . . . . . . . . . .                    13    159    162    189    230    339
Ft. Wayne. . . . . . . . . . . . . .                     12    116     94     84    186    213
Dayton. . . . . . . . . . . . . . . . .                                83    230    259    202
Southern Indiana. . . . . . . . .                                     169    283    338    466
Louisville. . . . . . . . . . . . . . .                                 1    102    240    190
Lexington. . . . . . . . . . . . . .                                          64    109    154
Memphis. . . . . . . . . . . . . . .                                          27    189    277
Nashville . . . . . . . . . . . . . . .                                               2     95
Charlotte . . . . . . . . . . . . . . .                                               1    235
Myrtle Beach . . . . . . . . . . . . .                                              290    386
Raleigh                                                                                     96
                                                                                         -----
Total. . . . . . . . . . . . . . . . . .   616   852  1,073  1,675  2,068  2,774  3,714  5,100
                                          ====  ====  =====  =====  =====  =====  =====  =====

(1)    Closings  in  Indianapolis do not include units built by Crossmann's 50% joint venture,
Trinity  Homes  LLC  ("Trinity").    Trinity  closed  446 homes in 1998 and 536 homes in 1999.
Crossmann's  share  of  Trinity  earnings  are  included  in  "Other  Income"  in  Crossmann's consolidated  financial  statements.





YEAR  ENDED  DECEMBER  31,  1999  COMPARED  TO  YEAR  ENDED  DECEMBER 31, 1998

     The following table sets forth, for the years ended December 31, 1999 and 1998, certain income statement items related to the Company's operations:


FOR  THE  YEAR  ENDED  DECEMBER  31,




                                                                                           PERCENTAGE
                                                                                           CHANGE, 1998
                                               1998      1998             1999      1999   TO 1999
                                     --------------  ---------  --------------  ---------
                                                     (percent                   (percent
                                      (in millions)  of sales)   (in millions)  of sales)
Sales                                $        421.9     100.0%  $        609.3     100.0%          44.4%
Cost of sales                                 332.1      78.7%           485.1      79.6%          46.1%
                                     --------------  ---------  --------------  ---------
Gross profit                                   89.8      21.3%           124.2      20.4%          38.4%
Selling, general and administrative
 expenses                                      45.8      10.8%            62.0      10.2%          35.4%
                                     --------------  ---------  --------------  ---------
Income from operations                         44.0      10.5%            62.2      10.2%          41.4%

Other income, net                               6.9       1.6%             5.7       0.9%         -17.4%
Interest                                       -1.3      -0.3%            -2.2      -0.4%          69.2%
                                     --------------  ---------  --------------  ---------
                                                5.6       1.3%             3.5       0.6%         -37.5%

Income before income taxes                     49.6      11.8%            65.7      10.8%          32.4%
Income taxes                                   19.7       4.7%            26.0       4.3%          32.0%
                                     --------------  ---------  --------------  ---------
Net income                           $         29.9       7.1%  $         39.7       6.5%          33.0%
                                     ==============             ==============

Other operating data
   Units closed                               3,714                      5,100                     37.3%
   Average sales $per unit closed    $      113,604             $      119,474                      5.2%
   Units in backlog at December 31            1,744                      1,496                    -14.2%



     Sales increased by $187.4 million, or approximately 44.4%, in 1999 over 1998. Sales were higher primarily as a result of increased unit sales; 5,100 units were closed in 1999 compared to 3,714 in 1998. Crossmann's average selling price was higher, approximately $119,500 in 1999, compared to approximately $113,600 in 1998. The Company attributes the higher selling price to strong employment and relatively low interest rates during much of the year. These factors caused consumers to add optional items to their homes. The rise in selling price was also attributable to Crossmann's acquisition of Homes by Huff & Co. in June of 1999. The new acquisition contributed closings at an average selling price of approximately $173,600, which is higher than Crossmann's other markets.

     Gross profit increased by $34.4 million, or approximately 38.4%, for the year. This represents a gross margin percentage of 20.4% of sales in 1999 as compared to 21.3% in 1998. The decrease in margin percentage resulted in part from market mix: Crossmann achieves generally higher margins in cities where it has operated longer and has greater buying power in the local building market. Stronger closings in newer markets generally yielded lower margins than in more established markets. The decrease in gross margin percentage can also be attributed to financing assistance paid by Crossmann. As rates trended higher in 1999, the Company contributed points and closing costs toward its consumers' financing cost, to help keep consumers qualified for mortgage financing. This practice helps the Company retain backlog in periods of rising rates; however, it adds to cost of those sales. Management believes that the lower gross margin in 1999 compared to 1998 helped Crossmann to achieve significantly higher overall volume.

     Selling, general and administrative expenses decreased as a percentage of
sales  from  10.8%  in  1998  to  10.2%  in 1999.   Higher volume in the newer
divisions  helped  to  offset  overhead.

     Due to the increase in sales, income before income taxes for 1999 increased approximately $16.1 million over 1998, or 32.4%. This represents a decrease from 11.8% of sales in 1998 to 10.8% of sales in 1999. Net income increased $9.9 million or 33.0%. Net income as a percentage of sales was 6.5% in 1999 compared to 7.1% in 1998. Most of the rate declines were attributable to lower gross margins. The Company's effective tax rate was 39.5% in 1999, compared to 39.8% in 1998.

YEAR  ENDED  DECEMBER  31,  1998  COMPARED  TO  YEAR  ENDED  DECEMBER 31, 1997

     The following table sets forth, for the years ended December 31, 1998 and 1997, certain income statement items related to the Company's operations:



For  the  year  ended  December  31,




                                                                                                             PERCENTAGE
                                                                                                             CHANGE,
                                               1997               1997             1998               1998   1997 TO 1998
                                                     (percent of sales)                  (percent of sales)
                                      (in millions)                       (in millions)
Sales                                $        316.4              100.0%  $        421.9              100.0%          33.3%
Cost of sales                                 250.9               79.3%           332.1               78.7%          32.4%
                                     --------------  ------------------  --------------  ------------------
Gross profit                                   65.5               20.7%            89.8               21.3%          37.0%
Selling, general and administrative
expenses                                       33.4               10.6%            45.8               10.8%          37.1%
                                     --------------  ------------------  --------------  ------------------
Income from operations                         32.1               10.1%            44.0               10.5%          37.1%

Other income, net                               2.1                0.7%             6.9                1.6%         228.6%
Interest                                       -0.9               -0.3%            -1.3               -0.3%          44.4%
                                     --------------  ------------------  --------------  ------------------
                                                1.2                0.4%             5.6                1.3%         366.7%

Income before income taxes                     33.3               10.6%            49.6               11.8%          48.5%
Income taxes                                  -13.3               -4.3%            19.7                4.7%        -248.1%
                                     --------------  ------------------  --------------  ------------------
Net income                           $         20.0                6.3%  $         29.9                7.1%          49.3%
                                     ==============                      ==============

Other operating data
   Units closed                               2,774                               3,714                              33.9%
   Average sales $per unit closed    $      114,072                      $      113,604                              -0.4%
   Units in backlog at December 31            1,080                               1,744                              61.5%



     Sales increased by $105.5 million, or approximately 33.3%, in 1998 over 1997. Sales were higher primarily as a result of increased unit sales; 3,714 units were closed in 1998 compared to 2,774 in 1997. The Company's new Memphis division, enhanced by the acquisition of Paragon in May of 1998, contributed 189 closings compared to only 27 in 1997, and its new Myrtle Beach division, formed with the acquisition of Pinehurst in May 1998, contributed
290. Crossmann's average selling price was lower, approximately $113,600 in 1998 compared to approximately $114,000 in 1997.

     Gross profit increased by $24.3 million, or approximately 37.0%, for the year, representing 21.3% of sales in 1998 as compared to 20.7% in 1997. The increase resulted from market mix: Crossmann achieves higher margins in cities where it has operated longer and has greater buying power in the local building market. Margins improved in 1998 in Indianapolis, Lafayette and Columbus, where it had operated for a number of years. Margins were also stronger in Ft. Wayne, Southern Indiana, Cincinnati and Dayton in 1998 than in 1997. Improving margins in maturing markets tend to offset weaker margins that new divisions may generate in early stages. In addition, interest rates in 1998 were low. Seller contributions toward closing costs and points were minimal.

     Selling, general and administrative expenses increased as a percentage of sales from 10.6% in 1997 to 10.8% in 1998. The increase reflected higher general and administrative expenses incurred by the newer homebuilding divisions. Higher volume in these divisions anticipated in 1999 was expected to offset this overhead in later periods.
     Other income, net of expenses increased $4.3 million for the year, to approximately $5.5 million in 1998 from $1.2 million in 1997. The increase was due principally to earnings from Trinity, which generated approximately $2.9 million in income to Crossmann in 1998 compared to approximately $825,400 in 1997.

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

BACKLOG


     The following table sets forth certain data relating to the operations of the Company for the years ended December 31, 1997, 1998 and 1999.

                                    December  31



                                           1997          1998          1999
                                   ------------  ------------  ------------
Closings (for the period ended)           2,774         3,714         5,100
Homes in backlog                          1,080         1,744         1,496
Aggregate sales value in backlog   $120,450,000  $197,100,000  $177,300,000
Average sales price of backlog     $    111,610  $    113,020  $    118,520


        Management believes that a substantial portion of the homes in backlog at December 31, 1999 will be closed prior to June 30, 2000, but because of weather conditions, there can be no assurance as to the quarter in which such closings will occur.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At December 31, 1999, Crossmann had cash and cash equivalents balances of $13.6 million, of which $13.0 million was held in escrow for periods of up to 30 days.

     On October 7, 1999, Crossmann's Board of Directors authorized the repurchase of up to 15% of its outstanding shares (1,740,357 shares out of 11,602,382 shares then outstanding). As of December 31, 1999, 182,500 shares had been repurchased pursuant to this plan, at an average price of $16.01 per share. The Company repurchased 510,300 additional shares subsequent to
December  31,  1999  at  an  average  price  of  $15.79  per  share.

     During 1999, expenditures were financed with cash from operations and with borrowings on a $100 million unsecured line of credit with Bank One, Indiana N.A. and its participants. The line of credit bears interest at the bank's prime lending rate, but permits portions of the outstanding balance to be committed for fixed periods of time at a rate equal to LIBOR plus 1.3% through 1.6%. At December 31, 1999 the Company had drawn funds on its senior bank line of credit of $56,000,000. This line of credit has a three year maturity, renewable annually.

     The Company also has $13.9 million in senior notes, maturing in 2004 with interest payable quarterly at 7.625%, and annual principal reductions of $2,777,777, and $50.0 million in senior notes issued in June of 1998, payable over 10 years at 7.75%, payable quarterly. Annual principal reductions for this note issue of $8,333,334 begin June 11, 2003.

     Both the note agreements and the bank line of credit require compliance with certain financial and operating covenants and place certain limitations on the Company's investments in land and unconsolidated joint ventures. They also restrict payments of cash dividends by the Company.

     The Company's primary uses of capital are home construction costs and the purchase and development of land. Real estate inventories were approximately $260.0 million or 76.5% of total assets at December 31, 1999 compared to approximately $214.2 million or 75.5% of total assets at December 31, 1998. To assure the future availability of developed lots for next year's operations, from time to time in the normal course of business the Company contracts to purchase a portion of its developed lots from outside developers.
 Total commitments for these purchases was approximately $70.3 million at December 31, 1999. The purchases of these lots are subject to various conditions imposed on both the sellers and the Company. Capital is also used to add and improve equipment used in administering the business and for model home furnishings.

     In 1999, the Company acquired Homes by Huff & Co., Inc., a Raleigh, North
Carolina  homebuilder.    This  transaction  gave  rise  to approximately $2.9
million  in  goodwill  in  1999.

     From time to time, Crossmann enters into joint ventures with other builders and developers, to share risk and to obtain external expertise. Crossmann's investment in and advances to joint ventures increased to approximately $27.7 million in 1999 from approximately $17.7 million in 1998. The most significant joint venture investment is Trinity Homes LLC, with investments in and advances to totaling approximately $14.3 million.

     The notes and the banks' credit agreement are expected to provide adequate liquidity for planned internal growth and capital expenditures. In the event that the Company seeks to accelerate growth through the acquisition of large parcels of land or of other homebuilders, additional capital may be necessary. The Company believes that such capital could be obtained from banks or other financing alternatives, from the issuance of additional shares, or from seller financing; however, there can be no assurances that the Company would be able to secure the necessary capital.

INFLATION  AND  EFFECTS  OF  CHANGING  PRICES

     The Company historically has been able to raise sales prices by amounts at least equal to its cost increases and accordingly has not experienced any
detrimental  effect  from  inflation.    Because  the  Company  sells  to  a
price-conscious consumer, its ability to raise prices is limited. However, in 1999, the Company was able to pass along certain price increases effectively. The average selling price increased from approximately $113,600 in 1998 to approximately $119,500 in 1999. Generally, management seeks to optimize volume by keeping homes affordable and to optimize margins thorough careful planning.

     Housing demand, in general, is affected adversely by increases in interest rates. If mortgage interest rates increase significantly, the Company's sales of residential real estate could be adversely affected. In addition, gross profit and net income can be affected because Crossmann can assist buyers, subject to certain limitations by FHA and VA, by paying a portion of a customer's points and closing costs needed to help in securing a mortgage loan.


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






             ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Crossmann Communities, Inc.
                               and Subsidiaries

                  Index to Consolidated Financial Statements








Independent Auditors' Report                                                                        17
Consolidated Balance Sheets as of December 31, 1998 and 1999                                        19
Consolidated Statements of Income for the Years Ended December 31, 1997, 1998, and 1999             20
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1997,1998, and
1999                                                                                                21
Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1998, and 1999         22
Notes to Consolidated Financial Statements                                                       23-29




NDEPENDENT  AUDITORS'  REPORT

To  the  Board  of  Directors  and Stockholders of Crossmann Communities, Inc.

We have audited the accompanying consolidated balance sheets of Crossmann Communities, Inc. and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial
statements    based  on  our  audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Crossmann Communities, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.



DELOITTE  &  TOUCHE  LLP

Indianapolis,  Indiana
February  25,  2000















































                            Crossmann Communities, Inc
                                 and Subsidiaries

                           Consolidated Balance Sheets

                         as of December 31, 1998 and 1999




                                                                1998          1999
                                                        ------------  ------------
ASSETS
   Cash and cash equivalents                            $ 18,011,456  $ 13,635,911
   Retainages                                              1,115,617     1,198,342
   Real estate inventories                               214,197,844   259,995,959
   Furniture and equipment, net                            3,964,369     4,753,141
   Investments in joint ventures                          17,720,878    27,669,884
   Goodwill, net                                          15,395,896    17,597,512
   Other assets                                           13,387,755    15,024,356
                                                        ------------  ------------
Total assets                                            $283,793,815  $339,875,105
                                                        ============  ============


LIABILITIES AND SHAREHOLDERS' EQUITY
   Accounts payable                                     $ 20,734,383  $ 22,335,253
   Accrued expenses and other liabilities                 11,555,789     9,101,392
   Notes payable                                         101,222,955   119,959,088
                                                        ------------  ------------
Total liabilities                                        133,513,127   151,395,733

Commitments and contingencies

Shareholders' equity:
   Preferred shares, without par value:
      Authorized shares - 10,000,000
      No shares issued and outstanding
   Common shares, without par value:
      Authorized shares - 30,000,000
      Issued and outstanding shares - 11,543,772
         at December 31, 1998
and 11,651,595



      Issued - 11,651,585 and outstanding - 11,469,085
         at December 31, 1999                             65,154,710    63,616,282
   Retained earnings                                      85,125,978   124,863,090
                                                        ------------  ------------
Total shareholders' equity                               150,280,688   188,479,372
                                                        ------------  ------------
Total liabilities and shareholders' equity              $283,793,815  $339,875,105
                                                        ============  ============

See  accompanying  notes.





                                   Crossmann Communities, Inc.
                                         and Subsidiaries

                                Consolidated Statements of Income

                       for the Years Ended December 31, 1997, 1998 and 1999




                                                               1997           1998           1999
                                                       -------------  -------------  -------------

Sales of residential real estate                       $316,435,463   $421,925,742   $609,319,345
Cost of residential real estate sold                    250,885,725    332,119,887    485,086,158
                                                       -------------  -------------  -------------
Gross profit                                             65,549,738     89,805,855    124,233,187

Selling, general and administrative expenses             33,380,216     45,749,445     62,010,118
                                                       -------------  -------------  -------------
Income from operations                                   32,169,522     44,056,410     62,223,069

Other income, net                                         2,102,473      6,869,524      5,725,972
Interest expense                                           (872,862)    (1,319,920)    (2,255,019)
                                                       -------------  -------------  -------------
                                                          1,229,611      5,549,604      3,470,953
                                                       -------------  -------------  -------------
Income before income taxes                               33,399,133     49,606,014     65,694,022
Income taxes                                             13,393,347     19,734,278     25,956,910
                                                       -------------  -------------  -------------
Net income                                             $ 20,005,786   $ 29,871,736   $ 39,737,112
                                                       =============  =============  =============

Net income per common share:
 Basic                                                 $       2.05   $       2.63   $       3.44
                                                       =============  =============  =============
 Diluted                                               $       2.02   $       2.57   $       3.40
                                                       =============  =============  =============

Weighted average number of common shares outstanding:
  Basic                                                   9,758,678     11,341,645     11,553,288
                                                       =============  =============  =============
  Diluted                                                 9,927,482     11,607,944     11,698,479
                                                       =============  =============  =============


See  accompanying  notes.







                               Crossmann Communities, Inc.
                                    and Subsidiaries

                               Consolidated Statements of
                                  Shareholders' Equity

                  for the Years Ended December 31, 1997, 1998 and 1999






                                   Common       Shares        Retained
                                   -----------  ------------
                                   Shares       Amount        Earnings      Total
                                   -----------  ------------  ------------  -------------

Balances at January 1, 1997         9,188,652   $24,400,903   $ 35,248,456  $ 59,649,359
   Net income                                                   20,005,786    20,005,786
   Issuance of common shares, net
      of offering costs             1,919,201    31,147,834                   31,147,834
                                   -----------  ------------                -------------
Balances at December 31, 1997      11,107,853    55,548,737     55,254,242   110,802,979
   Net income                                                   29,871,736    29,871,736
   Issuance of common shares, net     435,919     9,605,973                    9,605,973
                                   -----------  ------------                -------------
Balances at December 31, 1998      11,543,772    65,154,710     85,125,978   150,280,688
   Net income                                                   39,737,112    39,737,112
   Repurchase of common shares       (182,500)   (2,921,982)                  (2,921,982)
   Issuance of common shares          107,814     1,383,554                    1,383,554
                                   -----------  ------------                -------------
 Balances at December 31, 1999     11,469,086   $63,616,282   $124,863,090  $188,479,372
                                   ===========  ============  ============  =============




See  accompanying  notes.
















                                    Crossmann Communities, Inc.
                                          and Subsidiaries
                               Consolidated Statements of Cash Flows

            for the Years Ended December 31, 1997, 1998 and 1999 (See Notes 6, 7 and 8)



                                                               1997            1998            1999



OPERATING ACTIVITIES:
Net income                                            $  20,005,786   $  29,871,736   $  39,737,112
Adjustments to reconcile net income to net

   cash used by operating activities:
      Depreciation                                          689,111         999,519         662,871
      Amortization                                          363,576         494,990         543,987
      Equity in earnings of affiliates                     (825,400)     (2,866,700)     (3,645,100)
      Deferred income taxes                                 (70,430)       (302,188)            -0-
      Cash provided (used) by changes in:

         Retainages                                         269,434        (228,851)        (82,725)
         Real estate inventories                        (31,894,099)    (38,736,025)    (37,026,268)
         Other assets                                      (877,623)     (3,106,812)     (1,321,810)
         Accounts payable                                   553,229       3,278,609       1,079,738
         Accrued expenses and other liabilities           1,739,068       4,129,563      (3,069,587)
                                                      --------------  --------------  --------------
Net cash used by operating activities                   (10,047,348)     (6,466,159)     (3,121,782)

INVESTING ACTIVITIES:
Purchases of furniture and equipment                     (1,026,085)     (1,307,119)     (1,307,871)
Investments in joint ventures                            (8,124,332)     (5,604,524)     (6,303,906)
Business acquisitions, net of cash acquired                (421,925)     (9,669,888)     (4,363,760)
                                                      --------------  --------------  --------------
Net cash used by investing activities                    (9,572,342)    (16,581,531)    (11,975,537)

FINANCING ACTIVITIES:
Proceeds from bank borrowings                           161,113,458     198,603,946     256,011,879
Principal payments on bank borrowings                  (163,090,000)   (211,489,000)   (239,733,000)
Payments on notes and long-term debt                     (3,258,798)     (2,893,467)     (4,018,677)
Proceeds from issue of senior notes                             -0-      50,000,000             -0-
Repurchase of common shares                                     -0-             -0-      (2,921,982)
Net proceeds from sale of common shares                  30,281,168       1,311,529       1,383,554
                                                      --------------  --------------  --------------
Net cash provided by financing activities                25,045,828      35,533,008      10,721,774

Net increase (decrease) in cash and cash equivalents      5,426,138      12,485,318      (4,375,545)
Cash and cash equivalents at beginning of year              100,000       5,526,138      18,011,456
                                                      --------------  --------------  --------------
Cash and cash equivalents at end of year              $   5,526,138   $  18,011,456   $  13,635,911
                                                      ==============  ==============  ==============


See  accompanying  notes.



                         Crossmann Communities, Inc.
                               and Subsidiaries

                  Notes to Consolidated Financial Statements

             for the Years Ended December 31, 1997, 1998 and 1999


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

2.                  SIGNIFICANT  ACCOUNTING  POLICIES

Principles  of  Consolidation.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company also owns 50% interests in certain unconsolidated joint ventures, which are accounted for using the equity method. In 1998, the Company acquired two homebuilders for approximately $13,850,000 in cash and notes and 311,938 shares of the Company's common stock. The transactions were accounted for as purchases and includes their operations subsequent to each acquisition date. Cost in excess of the fair value of net assets acquired of approximately $10,900,000 was recorded as goodwill. In June 1999, the Company acquired one homebuilder for
approximately  $11,800,000    in  cash,  assumed  notes  and  other  assumed
liabilities. The transaction was accounted for as a purchase and includes the operations subsequent to the acquisition date. Cost in excess of the fair value of net assets acquired of approximately $2,871,000 was recorded as goodwill. The pro forma effect of the acquisitions on results of operations are not presented as they are not considered material.

Accounting  Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash  and  Cash  Equivalents
All highly liquid investments with maturities of three months or less when purchased are considered to be cash equivalents. Due to the short maturity period of the cash equivalents, the carrying value of these instruments approximates their fair value. Cash and cash equivalents at December 31, 1998 and 1999 include approximately $17,400,000 and $13,000,000 of cash held in escrow for periods of up to 30 days, respectively.

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

Goodwill
Goodwill is amortized over twenty years using the straight-line method. Accumulated amortization was approximately $1,211,800 and $2,074,400 at December 31, 1998 and 1999, respectively.


Furniture  and  Equipment
Furniture and equipment are stated at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the respective assets ranging from 5 to 39 years. Accumulated depreciation is approximately $3,333,300 and $3,996,200 at December 31, 1998 and 1999,
respectively.      Repairs  and  maintenance  costs  are expensed as incurred.

Revenue  Recognition
Revenue is recognized upon a formal closing and as title to the property transfers to the buyer.

New  Accounting  Pronouncements
Statements of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, and is effective for all fiscal years beginning after June 15, 2000. This statement, as amended, established accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of a foreign currency exposure. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Management has not yet determined the effect, if any, SFAS No. 133 will have on the Company's consolidated financial statements.

3.                    FINANCIAL  INSTRUMENTS

SFAS No. 107, Disclosure About Fair Value of Financial Instrument, defines the fair value of a financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The following summarizes the estimated fair values of financial instruments and the major methods and assumptions used in estimating such amounts:

The recorded amounts of short-term financial instruments (primarily cash and cash equivalents, retainages, and accounts payable) approximate the fair values due to the relatively short period to maturity.

Debt with variable interest rates is recorded at carrying amounts which approximate the fair value based on discounted future cash flows. The carrying amount of senior notes payable at December 31, 1999, approximates the fair value based upon debt instruments with similar terms and conditions.

4.                  REAL  ESTATE  INVENTORIES


Real  estate  inventories  at  December  31  consist  of:



                                              1998          1999
                                      ------------  ------------

Residential homes under construction  $ 97,679,676  $117,280,516
Land held for future development        36,649,746    49,085,157
Land under development                  45,784,467    45,712,631
Purchased developed lots                21,813,143    31,995,716
Homes held for resale                    5,193,641     4,187,270
Model homes                              7,077,171    11,734,669
                                      ------------  ------------
                                      $214,197,844  $259,995,959
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



5.                    INVESTMENTS  IN  UNCONSOLIDATED  JOINT  VENTURES

The Company has entered into joint ventures with various real estate developers and owns 50% or less in each venture. The joint ventures are accounted for using the equity method. Aggregated condensed financial information for unconsolidated joint ventures is as follows:





                    1997          1998          1999
             -----------  ------------  ------------

Revenue      $24,978,053  $101,829,142  $126,940,421
Expenses      23,146,934    94,867,827   117,539,265
             -----------  ------------  ------------
Net income   $ 1,831,119  $  6,961,315  $  9,401,156
             ===========  ============  ============

Assets       $43,891,845  $ 63,358,541  $ 92,882,531
Liabilities   31,043,708    48,716,614    73,817,315
             -----------  ------------  ------------
Equity       $12,848,137  $ 14,641,927  $ 19,065,216
             ===========  ============  ============



At December 31, 1998 and 1999, assets of the joint ventures consisted primarily of developed lots, land under development and land held for future
development.    Revenue  consisted  primarily  of  single-family  home  and residential lot sales. Land joint ventures provided $2,843,994, $6,525,180 and $6,022,340 in lots to the Company in 1997, 1998 and 1999 respectively. Investments in land joint ventures include accounts receivable from the joint ventures of $2,424,886 and $6,957,448 in 1998 and 1999, respectively.

In  October  1997,  the  Company  entered  into  a joint venture with  another
homebuilding  company  in  Indianapolis.    This  joint  venture  provided
approximately $825,400, $2,866,700 and $3,645,100 in other income to the Company in 1997, 1998 and 1999 respectively. Investments in joint ventures at December 31, 1998 and December 31,1999, includes $7,336,000 and $11,009,196 respectively, in notes receivable from this joint venture. The notes receivable bear interest at the prime rate of Bank One, Indiana, N.A. (8.50% at December 31, 1999), payable quarterly, and they mature in 2003.
6.                    CREDIT  ARRANGEMENTS


Notes  payable  consists  of  the  following  at  December  31:



                                                                                1998          1999
Line of credit with banks, maximum $100,000,000, with interest payable on funds committed for fixed periods at LIBOR (6.46% at December 31,
1999) plus 1.3% through 1.6% and on floating funds at the banks' prime
rate (8.50% at December 31, 1999) maturing in March 2002.               $ 33,891,000  $ 56,000,000
Senior notes payable, due December 2004 with annual principal
payments of $2,777,777, and  quarterly interest payments at 7.625%.       16,666,666    13,888,888
Senior notes payable, due June 11, 2008 with annual principal payments of $8,333,334 beginning June 2003, and quarterly interest payments at
7.75%.                                                                    50,000,000    50,000,000
Various notes payable collateralized by land, with periodic principal payments, maturing  through November 2000, and bearing fixed and
variable interest at rates ranging from 8.25% to prime plus 1%.              665,289        70,200
                                                                        $101,222,955  $119,959,088
                                                                        ============  ============


The  senior  notes  and  line  of  credit agreements require a minimum current ratio, a minimum fixed charge coverage ratio, a maximum ratio of debt to tangible capital base, a maximum ratio of land to equity, and a maximum ratio of debt to a borrowing base derived from inventory levels. The senior note due 2004 requires a pre-payment premium in the event of early extinguishment of the debt. Additionally, both credit agreements limit investment in unconsolidated joint ventures, payments of cash dividends, and require express  written  consent  of  the  lenders  for  certain  transactions.

Interest capitalized during real estate development and construction was $3,925,100, $4,704,200, and $7,591,000 for 1997, 1998, and 1999, respectively.

Interest paid, including amounts capitalized, was approximately $4,798,000, $6,053,000 and $9,846,000 in 1997, 1998, and 1999, respectively. The weighted average interest rate on borrowings outstanding was 7.8% at December 31, 1999.


Scheduled maturities of notes payable for each of the five years and thereafter as of December 31, 1999 are as follows:



2000        $  2,847,978
2001           2,777,778
2002          58,777,778
2003           2,777,777
2004          11,111,111
Thereafter    41,666,666
            ------------

            $119,959,088
            ============


7.                  SHAREHOLDERS'  EQUITY

The Company has authorized 10,000,000 preferred shares which remain unissued at December 31, 1999. The Board of Directors of the Company has not yet determined the preferences, qualifications, relative voting or other rights of the authorized preferred shares.

The Company issued 62,276 and 311,938 common shares to acquire homebuilders in June 1997 and May 1998, respectively.

On October 7, 1999, Crossmann's Board of Directors authorized the repurchase of up to 15% of its outstanding shares (1,740,357 shares out of 11,602,382 shares then outstanding). As of December 31, 1999, 182,500 shares had been repurchased pursuant to this plan, at an average price of $16.01 per share.

The Company has incentive share option plans for employees and directors pursuant to which 937,500 common shares are reserved. The options were issued at market prices on the grant date, became exercisable on the grant date or in some cases three years from the grant date, and expire ten years after the grant date. Details of stock options are as follows. The 1997 amounts have been adjusted to reflect a three-for-two stock split effective August 18, 1997. As of December 31, 1999, options outstanding had exercise prices between $5.17 and $30.38 and a weighted average remaining contractual life of 6.8 years.


                                                             1997                      1998                    1999



                             Weighted Average Exercise Price             Weighted Average Exercise Price


                   Shares                                      Shares                                      Shares
Beginning Balance  270,450   $                           7.70  377,700   $                           9.96  501,630
Options granted    139,500                              13.59  206,250                              25.22   98,970
Options exercised  (24,750)                              5.19  (80,720)                              9.14  (58,601)
Options forfeited   (7,500)                             11.83   (1,600)                             22.63  (75,250)
                   --------  --------------------------------  --------  --------------------------------  --------
Ending Balance     377,700   $                           9.96  501,630   $                          16.33  466,749
                   ========  ================================  ========  ================================  ========
Exercisable        377,700   $                           9.96  501,630   $                          16.33  466,749
                   ========  ================================  ========  ================================  ========



                   Weighted Average Exercise Price



Beginning Balance  $                          16.33
Options granted                               24.92
Options exercised                           11.9749
Options forfeited                             26.65
                   --------------------------------
Ending Balance     $                          13.34
                   ================================
Exercisable        $                          13.34
                   ================================


The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for the option plans. No compensation cost has been recognized for the plans because the stock option price is equal to fair value at the grant date. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and basic and diluted net income per share for the years ended December 31, 1997, 1998 and 1999 would have decreased to the pro forma amounts indicated below:






                                      1997         1998         1999
                               -----------  -----------  -----------
Net income:
      As reported              $20,005,786  $29,871,736  $39,737,112
      Pro forma                 19,512,261   28,519,836   39,176,859
Basic net income per share:
      As reported                     2.05         2.63         3.44
      Pro forma                       2.00         2.51         3.39
Diluted net income per share:
      As reported                     2.02         2.57         3.40
      Pro forma                       1.97         2.46         3.35


The fair value of the option grants are estimated on the date of grant using an option pricing model with the following assumptions: no dividend yield, risk-free interest rates of 4.51% to 7.13%, volatility of 38 to 42 and expected lives ranging from five to ten years. The pro forma amounts are not representative of the effects on reported net income for future years.

In 1997, the Company adopted SFAS No. 128 and, accordingly, the consolidated statement of income reflect diluted as well as basic net income per share amounts. The following is a reconciliation of the weighted average common shares for the basic and diluted net income per share computations:





                  FOR  THE  YEARS  ENDED  DECEMBER  31,



                                       1997        1998        1999
                                  ---------  ----------  ----------
Weighted average common shares    9,758,678  11,341,645  11,553,288
Dilutive effect of stock options    168,804     266,299     145,191
                                  ---------  ----------  ----------
Weighted average common shares
   and incremental shares         9,927,482  11,607,944  11,698,479
                                  =========  ==========  ==========



8.                    INCOME  TAXES


The  reconciliation  of  income taxes computed at the U.S. federal statutory tax rate to  income  tax  expense  for  the  years  ended December 31, 1997, 1998 and 1999 is:



                                                       1997         1998         1999
                                                -----------  -----------  -----------

Tax at U.S. statutory rate                      $10,785,504  $17,362,105  $22,992,908
State income taxes, net of federal tax benefit    2,607,843    2,372,173    3,054,002
                                                $13,393,347  $19,734,278  $25,956,910
                                                ===========  ===========  ===========





The following is a summary of the components of the provision for income taxes:



                             1997          1998          1999
                      ------------  ------------  -----------
Current tax expense:
   Federal            $10,842,305   $16,218,343   $21,827,556
   State                2,621,472     3,818,123     4,129,354
                      ------------  ------------  -----------
                       13,463,777    20,036,466    25,956,910
Deferred tax benefit      (70,430)     (302,188)          -0-
                      ------------  ------------  -----------
                      $13,393,347   $19,734,278   $25,956,910
                      ============  ============  ===========


Income  taxes  paid were $12,514,000, $14,860,000 and $26,297,000 during 1997,
1998  and  1999,  respectively.

The net deferred tax liability of approximately $444,000 at December 31, 1999 and 1998 consists primarily of temporary basis differences for tax and financial reporting resulting from acquisitions and warranty expense.

9.                    RELATED  PARTY  TRANSACTIONS

Office    space at the Company's headquarters is leased from a related party.
During  1997,  1998  and  1999  approximately $292,800, $294,600 and $382,800, respectively,  in  rental  payments  were  made  to  related  parties.

10.                  LEASES

The Company leases office and warehouse space, vehicles and office equipment pursuant to operating lease agreements expiring on various dates through
October  2004.    Rent  expense  was  approximately  $510,200,  $603,600  and
$1,018,500 for 1997, 1998 and 1999, respectively. Annual minimum payments to be made to a related party incorporated in the amounts below range from approximately $440,700 in 2000 to $195,400 in 2004.


Annual minimum operating lease payments due as of December 31, 1999 are as follows:



2000  $1,194,610
2001     844,314
2002     632,384
2003     575,691
2004     237,437
      ----------
      $3,484,436
      ==========


11.                    EMPLOYEE  BENEFITS

The  Company's    defined  contribution savings plan covers substantially all employees of the Company. Participants are allowed to make nonforfeitable contributions up to limits established by the Internal Revenue Code. The plan also permits investments by employees in the Company's common shares. In 1997, 1998 and 1999 the Company matched in cash 50% of the first 6% of compensation contributed by each participant, totaling $142,500 and $215,900 and $331,600 respectively. On December 31, 1997, 1998 and 1999, the Company declared a discretionary profit sharing contribution of approximately $509,000, $773,700 and $871,300 respectively, payable in the Company's common shares. These contributions were the maximum amount deductible by the Company under the rules set forth in section 404(a)(3) of the Internal Revenue Code.








                                1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
                               ------------  ------------  ------------  ------------
1999:
Net Sales                      $ 90,416,073  $136,241,679  $170,990,809  $211,670,784
Gross Profit                     18,099,783    27,920,466    35,377,892    42,835,046
Income from operations            6,633,478    13,500,642    19,283,114    22,805,835
Net income                        4,034,322     8,838,252    12,641,543    14,222,995
Net income per share, basic             .35           .76          1.09          1.24
Net income per share, diluted           .34           .75          1.09          1.23

1998:
Net Sales                      $ 56,323,242  $ 91,226,487  $116,816,658  $157,559,355
Gross Profit                     11,795,691    19,054,977    25,199,301    33,755,892
Income from operations            3,937,239     8,178,498    13,520,614    18,420,077
Net income                        2,549,201     5,302,589     9,854,314    12,165,650
Net income per share, basic             .23           .47           .86          1.06
Net income per share, diluted           .22           .46           .85          1.04

Note:  Earnings  per  share  are  computed independently for each quarter presented.
Therefore,  the  sum  of quarterly per  share amounts may not equal the total for the year.



13.            COMMITMENTS  AND  CONTINGENCIES

To assure the future availability of various developed lots, in the normal course of business, the Company has contracted to purchase developed lots. Total commitments for these purchases were approximately $70.3 million at December 31, 1999. The purchase of these lots is subject to various conditions imposed on both the sellers and the Company.

The Company from time to time is involved in routine litigation incidental to its business. The Company does not believe that any liabilities resulting from litigation to which it is a party will materially affect the Company's financial position and results of operations.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.







                                   PART III

ITEM  10.    DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  COMPANY

The information required by this Item is contained in the sections captioned "Election of Directors" and "Section 16(A) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2000 (the "Proxy Statement"), and is incorporated herein by reference. Information with respect to Executive Officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Part I, Item 1 of this report.


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


(B) REPORTS ON FORM 8-K. On October 7, 1999, Crossmann's Board of Directors authorized the repurchase of up to 15% of its outstanding shares. Notice of this repurchase plan was reported on a Form 8-K filed on October 8, 1999.



(C)  EXHIBITS.  There are included in this report or incorporated by reference the following exhibits.



Exhibit
Number   Description of Exhibit
3.1      Amended and restated Articles of Incorporation of Crossmann Communities, Inc.
         (Incorporated by reference to Exhibit 3.1 to Form S-1 Registration Statement No.
                                                                                  33-68396.)
3.2      Bylaws of Crossmann Communities, Inc.  (Incorporated by reference to Exhibit 3.2 to Form S-1 Registration Statement No. 33-68396.)
4.1      Specimen Share Certificate for Common Shares.  (Incorporated by reference to
         Exhibit 2.9 to Form S-1 Registration Statement No. 33-68396.)
10.1     1993 Outside Director Stock Option Plan.  (Incorporated by reference to Exhibit
         10.2 to Form S-1 Registration Statement No. 33-68396.)
10.2     1993 Employee Stock Option Plan.  (Incorporated by reference to Exhibit 10.3 to
         Form S-1 Registration Statement No. 33-68396.)
10.3     Partnership Agreement of Mark Anthony Partnership, dated April 17, 1991.
         (Incorporated by reference to Exhibit 10.6 to Form S-1 Registration Statement No.
                                                                                  33-68396.)
10.4     Non-standardized Joinder Agreement for McCready and Keene, Inc. 401(k) Basic
         Regional Prototype Plan (with Revised Options) for Crossmann Communities, Inc.
         (Incorporated by reference to Exhibit 10.26 to Form 10-Q dated May 10, 1995.)
10.5     McCready and Keene, Inc. 401(k) Basic Regional Prototype Plan Basic Plan
         Document #03.  (Incorporated by reference to Exhibit 10.27 to Form 10-Q dated
         May 10, 1995.)
10.6     Trust Agreement for Crossmann Communities, Inc. 401(k) Profit Sharing Plan, by
         and between Crossmann Communities, Inc. and Richard H. Crosser, John
         Scheumann, and Jennifer Holihen, Trustees.  (Incorporated by reference to Exhibit
         10.28 to Form 10-Q dated May 10, 1995.)
10.7     Note Agreement dated as of December 19, 1995, $25,000,000 7.625% Senior Notes
         due December 19, 2004, by Crossmann Communities, Inc., et al.  (Incorporated by
         reference to Exhibit 10.37 to Form 10-K dated March 20, 1996.)
10.8     7.625% Senior Note due December 19, 2004, issued to Combined Insurance
         Company of America by Crossmann Communities, Inc. et al.  (Incorporated by
         reference to Exhibit 10.38 to Form 10-K dated March 20, 1996.)
10.9     7.625% Senior Note due December 19, 2004, issued to The Minnesota Mutual Life
         Insurance Company by Crossmann Communities, Inc. et al.  (Incorporated by
         reference to Exhibit 10.39 to Form 10-K dated March 20, 1996.)
10.10    Employee Stock Option Agreement, dated March 13, 1996 by and between
         Crossmann Communities, Inc. and Jennifer A. Holihen.  (Incorporated by reference to Exhibit 10.47 to Form 10-K dated March 24, 1998.)
10.11    Employee Stock Option Agreement, dated February 18, 1997 by and between
         Crossmann Communities, Inc. and Jennifer A. Holihen.  (Incorporated by reference to Exhibit 10.48 to Form 10-K dated March 24, 1998.)
10.12    Amended and Restated Operating Agreement for Trinity Homes, LLC dated October
         17, 1997, by and among Crossmann Communities, Inc., Trinity Homes, Inc., and
         Pyramid Mortgage Co., Inc.  (Incorporated by reference to Exhibit 10.50to Form 10-
         K dated March 24, 1998.)
10.13    Agreement and Plan of Merger, dated May 29, 1998 by and among Crossmann
         Communities, Inc., Crossmann Communities of North Carolina, Inc., Pinehurst
         Builders, Inc., Buck Creek Development, Inc., CTS Communications, Inc., Beach
         Vacations, Inc., James T. Callihan, Ralph R. Teal, Jr., Jeffrey H. Skelley, and H.
         Gilford Edwards.  (Incorporated reference to Exhibit 10.49 to Form 10-Q dated
         August 14, 1998.)
10.14    Purchase agreement dated May 29,1998, by and between Crossmann Communities of North Carolina, Inc., True Blue Development, LLC, and James T. Callihan,
         Ralph R. Teal, Jr., Jeffrey H. Skelley, Charles D. Floyd and Ralph Jones.
         (Incorporated by reference to Exhibit 10.50 to Form 10-Q dated August 14, 1998.)
10.15    Agreement and Plan of Merger, dated May 29, 1998, by and among Crossmann
         Communities, Inc., Crossmann Communities of North Carolina, Inc., River Oaks
         Golf Development Corporation and James T. Callihan, Ralph R. Teal, Jr., Jeffrey
         H. Skelley, Charles D. Floyd and Ralph C. Jones.  (Incorporated by reference to
         Exhibit 10.51 to Form 10-Q dated August 14, 1998.)
10.16    Employee Stock Option Agreement, dated March 5, 1998 by and between
         Crossmann Communities, Inc. and Jennifer A. Holihen.  (Incorporated by reference to Exhibit 10.24 to Form 10-K dated March 23, 1999.)
10.17    Director Stock Option Agreement, dated March 5, 1998 by and between Crossmann
         Communities, Inc. and James C. Shook.  (Incorporated by reference to Exhibit 10.25 to Form 10-K dated March 23, 1999.)
10.18    Director Stock Option Agreement, dated March 5, 1998 by and between Crossmann
         Communities, Inc. and Larry S. Wechter.  (Incorporated by reference to Exhibit
         1026 to Form 10-K dated March 23, 1999.)
10.19    Director Stock Option Agreement, dated January 4, 1999 by and between Crossmann
         Communities, Inc. and James C. Shook.
10.20    Director Stock Option Agreement, dated January 4, 1999 by and between Crossmann
         Communities, Inc. and Larry S. Wechter.
19.1     Lease by and between Pinnacle Properties LLC ("Landlord") and Crossmann
         Communities, Inc. ("Tenant"), 9202 North Meridian Street, Suite 300, Indianapolis,
         Indiana 46260, executed April 18, 1994.  (Incorporated by references as Exhibit
         19.1 to Form 10-Q filed with the Securities and Exchange Commission August 12,
                                                                                      1994.)
21.1     Amended  subsidiaries of the registrant.
23.1     Consent of Deloitte & Touche LLP.
27.1     Financial Data Schedule for the year ended December 31, 1999.





                                  SIGNATURES



     Pursuant to the requirements of Section 12 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CROSSMANN  COMMUNITIES,  INC.


                              By  /s/  John  B.  Scheumann
                                  John  B.  Scheumann
                                  Chairman  and  Chief  Executive  Officer




Dated:  March  30,  2000



     Pursuant  to  the  requirements of the Securities Exchange Act of 1934, this report has  been  signed  below by the following persons on behalf of the registrant and in the capacities  on  the  dates  indicated.




SIGNATURE                TITLE                                            DATE
-----------------------  -----------------------------------------------  --------------
/S/ JOHN B. SCHEUMANN    CHAIRMAN OF THE BOARD OF DIRECTORS;              MARCH 30, 2000
-----------------------
JOHN B. SCHEUMANN        CHIEF EXECUTIVE OFFICER
/S/ RICHARD H. CROSSER   DIRECTOR; PRESIDENT AND CHIEF OPERATING OFFICER  MARCH 30, 2000
-----------------------
RICHARD H. CROSSER
/S/ JENNIFER A. HOLIHEN  DIRECTOR; CHIEF FINANCIAL OFFICER;               MARCH 30, 2000
-----------------------
JENNIFER A. HOLIHEN      TREASURER; SECRETARY
/S/ JAMES C. SHOOK       DIRECTOR                                         MARCH 30, 2000
-----------------------
JAMES C. SHOOK
/S/ LARRY S. WECHTER     DIRECTOR                                         MARCH 30, 2000
-----------------------
LARRY S. WECHTER



EXHIBIT  10.23



                         CROSSMANN COMMUNITIES,  INC.

                  OUTSIDE DIRECTOR STOCK OPTION AGREEMENT


     THIS AGREEMENT made this 4th day of January, 1999, by and between Crossmann Communities, Inc., an Indiana corporation (the "Company") and James
C. Shook (the "Optionee"), pursuant to the terms, conditions and limitations contained in the Outside Director Stock Option Plan, as it may be amended from time to time hereafter (the "Plan") the terms of which are incorporated into and made a part of this Agreement;

     WHEREAS, the Board has determined that it is in the best interest of the Company and appropriate to the stated purposes of the Plan, that the Company grant to the Optionee an option to purchase shares of Common Stock of the Company pursuant to the terms and conditions of the Plan and this Agreement and on January 4, 1999, the Board granted such an option to the Optionee (the "Grant Date"),

     NOW,  THEREFORE, the Company and the Optionee do hereby agree as follows:

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

CROSSMANN  COMMUNITIES,  INC.:                    OPTIONEE:


By:  /s/Richard  H.  Crosser,  President                 /s/James C. Shook


Witness:/s/  Judy  Swihart




EXHIBIT  10.24



                         CROSSMANN COMMUNITIES,  INC.

                  OUTSIDE DIRECTOR STOCK OPTION AGREEMENT


     THIS AGREEMENT made this 4th day of January, 1999, by and between Crossmann Communities, Inc., an Indiana corporation (the "Company") and Larry
S.  Wechter    (the  "Optionee"),  pursuant  to  the  terms,  conditions  and limitations contained in the Outside Director Stock Option Plan, as it may be amended from time to time hereafter (the "Plan") the terms of which are incorporated into and made a part of this Agreement;

     WHEREAS, the Board has determined that it is in the best interest of the Company and appropriate to the stated purposes of the Plan, that the Company grant to the Optionee an option to purchase shares of Common Stock of the Company pursuant to the terms and conditions of the Plan and this Agreement and on January 4, 1999, the Board granted such an option to the Optionee (the "Grant Date"),

     NOW,  THEREFORE, the Company and the Optionee do hereby agree as follows:

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

CROSSMANN  COMMUNITIES,  INC.:                              OPTIONEE:


By:      /s/Richard H. Crosser, President                /s/James C. Shook


Witness:    /s/  Judy  Swihart






EXHIBIT  21.1  AMENDED  SUBSIDIARIES  OF  THE  REGISTRANT


1.          abMerit  Realty,  Inc.
2.          abCrossmann  Communities  of  Ohio,  Inc
3.          abDeluxe  Homes  of  Lafayette,  Inc.
4.          abCrossmann  Management,  Inc.
5.          abDeluxe  Aviation,  Inc.
6.          abCrossmann  Investments,  Inc.
7.          abCrossmann  Mortgage  Corp.
8.          abCutter  Homes,  Ltd.
9.          abCrossmann  Communities  of  Tennessee,  LLC
10.          abCrossmann  Communities  of  North  Carolina,  Inc.
11.          abPinehurst  Builders,  LLC


































EXHIBIT  23.1


INDEPENDENT  AUDITORS'  CONSENT

We consent to the incorporation by reference in Registration Statement Nos. 33-94568, 333-2626 and 333-4980on Forms S-8 and Registration Statement Nos. 333-35509 and 333-63059 on Forms S-3 each of Crossmann Communities, Inc. of our report dated February 25, 2000, appearing in the Annual Report on Form 10-K of Crossmann Communities, Inc. for the year ended December 31, 1999.




DELOITTE  &  TOUCHE  LLP
Indianapolis,  Indiana
March  29,  2000