Form 10-Q
period 2000-03-31
CROSSMANN COMMUNITIES INC
filed 2000-05-15
CIK 911644

Securities and Exchange Commission
                            Washington D.C.  20549

                                  FORM 10-Q

[  X  ]    Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange  Act  of  1934  For  the
 Period  Ended  March  31,  2000.

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




     There were 10,615,995  Common shares outstanding as of May 15, 2000.

                         CROSSMANN COMMUNITIES, INC.
                                  FORM 10-Q

                                    INDEX

Part  I.  Financial  Information.

     Item  1.          Financial  Statements.

Consolidated balance sheets as of March 31, 2000 (unaudited) and December 31, 1999.

Consolidated unaudited statements of income for the three months ended March 31, 2000 and 1999.

Consolidated unaudited statements of cash flows for the three months ended March 31, 2000 and 1999.

Notes to consolidated unaudited financial statements for the three months ended March 31, 2000 and1999.

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

     Item  3.          Defaults  upon  Senior  Securities.

     Item  4.          Submission  of  Matters  to a Vote of Security Holders.

     Item  5.          Other  Information.

     Item  6.          Exhibits  and  Reports  on  Form  8-K.


Signatures.

                       PART I.  FINANCIAL INFORMATION.

Item  1.    Financial  Statements


                          CROSSMANN COMMUNITIES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS





                                            MARCH 31, 2000    DECEMBER 31, 1999
                                            ----------------  ------------------
                                                 (UNAUDITED)
                                            ----------------
ASSETS
  Cash and cash equivalents                 $      2,949,106  $       13,635,911
  Retainages                                       1,888,120           1,198,342
  Real estate inventories                        269,929,237         259,995,959
  Furniture and equipment, net                     4,740,668           4,753,141
  Investments in joint ventures                   27,738,372          27,669,884
  Goodwill, net                                   16,848,968          17,597,512
  Other assets                                    15,323,814          15,024,356
                                            ----------------  ------------------
Total assets                                $    339,418,285  $      339,875,105
                                            ================  ==================


LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable                          $     12,582,563  $       22,335,253
  Accrued expenses and other liabilities           8,509,075           9,101,392
  Notes payable                                  133,284,588         119,959,088
                                            ----------------  ------------------
Total liabilities                                154,376,226         151,395,733

Commitments and contingencies

Shareholders' equity:
  Common shares                                   55,634,009          63,616,282
  Retained earnings                              129,408,050         124,863,090
                                            ----------------  ------------------
Total shareholders' equity                       185,042,059         188,479,372
                                            ----------------  ------------------
Total liabilities and shareholders' equity  $    339,418,285  $      339,875,105
                                            ================  ==================

See  accompanying  notes.










                         CROSSMANN COMMUNITIES, INC.
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                          THREE  MONTHS  ENDED  MARCH  31,



                                              2000          1999
                                      -------------  ------------

Sales of residential real estate      $106,525,968   $90,416,073
Cost of residential real estate sold    85,171,746    72,316,290
                                      -------------  ------------
Gross profit                            21,354,222    18,099,783

Selling, general and
 administrative                         14,337,753    11,466,305
                                      -------------  ------------
Income from operations                   7,016,469     6,633,478

Other income, net                        1,176,538       566,266
Interest expense                          (650,563)     (475,600)
                                      -------------  ------------
                                           525,975        90,666
                                      -------------  ------------

Income before income taxes               7,542,444     6,724,144
Income taxes                             2,997,484     2,689,822
                                      -------------  ------------
Net income                            $  4,544,960   $ 4,034,322
                                      =============  ============

Weighted average number of
 common shares outstanding:
     Basic                              11,341,195    11,543,781
     Diluted                            11,515,042    11,773,206
                                      =============  ============
Net income per common share:
     Basic                            $        .40   $       .35
     Diluted                          $        .39   $       .34
                                      =============  ============

See  accompanying  notes.





                             CROSSMANN COMMUNITIES, INC.
                                   AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                  THREE MONTHS       THREE MONTHS
                                                  ENDED MARCH 31,    ENDED MARCH 31,
                                                  -----------------  -----------------
                                                              2000               1999
                                                  -----------------  -----------------
OPERATING ACTIVITIES:
Net Income                                        $      4,544,960   $      4,034,322
Adjustments to reconcile net income to net cash
  flows from operating activities:
    Depreciation                                           277,950            226,861
    Amortization                                           735,754            191,817
     Equity in earnings of affiliates                     (388,300)          (176,600)
    Cash provided (used) by changes in:
      Retainages                                          (689,778)          (811,154)
      Real estate inventories                           (9,933,278)       (17,817,126)
      Other assets                                        (286,668)          (620,109)
      Accounts payable                                  (9,752,690)        (8,659,063)
      Accrued expenses and other liabilities              (592,317)        (1,428,443)
                                                  -----------------  -----------------
Net cash flows used by operating activities            (16,084,367)       (25,059,495)

INVESTING ACTIVITIES:
Purchases of furniture and equipment                      (265,477)          (254,391)
Investments in joint ventures                              319,812           (488,323)
                                                  -----------------  -----------------
Net cash provided (used by) investing activities            54,335           (742,714)

FINANCING ACTIVITIES:
Proceeds from bank borrowing                            55,735,000         51,782,000
Principal payments on bank borrowing                   (42,390,000)       (42,187,000)
Payments on notes and long-term debt                       (19,500)          (665,289)
Repurchase of common shares                             (8,058,223)               -0-
Net proceeds from sale of common shares                     75,950                -0-
                                                  -----------------  -----------------
Net cash provided by financing activities                5,343,227          8,929,711
                                                  -----------------  -----------------

Net increase in cash and cash equivalents              (10,686,805)       (16,872,498)
Cash and cash equivalents at beginning of period        13,635,911         18,011,456
                                                  -----------------  -----------------
Cash and cash equivalents at end of period        $      2,949,106   $      1,138,958
                                                  =================  =================

See  accompanying  notes.







CROSSMANN  COMMUNITIES,  INC.  AND  SUBSIDIARIES

NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS

BASIS  OF  PRESENTATION
Crossmann  Communities,  Inc.  ("Crossmann"  or  the  "Company")  is  engaged primarily in the development, construction, marketing and sale of new single-family homes for first-time and first move-up buyers. The Company also acquires and develops land for construction of such homes and originates mortgage loans for the buyers. The Company operates in Indianapolis, Ft. Wayne, Lafayette and Southern Indiana; Cincinnati, Columbus and Dayton, Ohio; Lexington, Kentucky; Memphis and Nashville, Tennessee; Charlotte and Raleigh, North Carolina; and in Myrtle Beach, South Carolina. The Company is in the process of withdrawing from the Louisville, Kentucky market.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial statements have been included.

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

The Company's business is also subject to weather-related seasonal factors that can affect quarter-to-quarter results of operations. Adverse weather conditions during the first and second quarters of the year usually restrict site development work, and construction limitations generally result in fewer closings during this period. Results of operations during the first half of the year also tend to reflect increased costs associated with adverse weather.
 Warmer, dryer weather during the second half of the year generally permits higher closings and greater field efficiency.


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.

Results  of  Operation
Sales for the three months ended March 31, 2000 increased approximately $16.1 million, or 17.8%, over the same period in 1999. This increase reflects more homes closed, 842 homes in 2000 compared to 773 in 1999. Selling prices were higher approximately $126,500 per home for the period in 2000, compared to approximately $117,000 in 1999. The increase resulted from a greater number of closings in the higher priced markets in Ohio and Raleigh and to a trend among consumers in all markets to purchase more optional items.

Gross profit increased approximately $3.3 million for the three months ended March 31, 2000, over the same period the year before. Gross profit as a percentage of sales remained constant at 20.0% in 2000 and in 1999.

Selling, general and administrative expenses increased $2.9 million during the three months ended March 31, 2000 compared to the same period in 1999, due in part to sales commissions on the higher sales and increased overhead related to the Company's new markets. Selling, general and administrative expenses increased as a percentage of sales to 13.5% in 2000 from 12.7% in 1999.

Other income increased approximately $435,300 for the three months ended March 31, 2000 compared to the same period the year before. Trinity Homes LLC ("Trinity"), a homebuilding joint venture in Indianapolis, contributed income to Crossmann of approximately $388,300, compared to approximately $176,600 in 1999.

Income before income taxes for the three months ended March 31, 2000 increased approximately $818,300, from approximately $6.7 million in 1999 to more than $7.5 million in 2000, an increase of 12.2%. This increase is due principally to increased sales volume. Income before income taxes as a percentage of sales decreased to 7.1% of sales in 2000 compared to 7.4% in 1999.

Net income was approximately $510,600 higher for the first quarter of 2000 than for the first quarter of 1999, an increase of 12.7%. As a percentage of sales, net income decreased to 4.3 % in the first three months of 2000 from 4.5% in 1999.

CHANGES  IN  FINANCIAL  POSITION

Inventory
Real estate inventories increased approximately $9.9 million, or 3.8%, from their December 31, 1999 level. The expansion in inventory reflects heavy building activity on homes in backlog, many of which are expected to close by year end. It also reflects land acquisition and development activity for the year 2000 and beyond.

Notes  Payable
Notes payable increased approximately $13.3 million during the first three months of 2000 as borrowings were used to finance real estate inventories, joint venture investments, and the Company's share repurchase program.

CAPITAL  RESOURCES  AND  LIQUIDITY

At March 31, 2000, the Company had approximately $2.9 million in cash and cash equivalents.

The Company's primary uses of capital are home construction costs and the purchase and development of land. Real estate inventories were approximately $269.9 million, or 79.5% of total assets, at March 31, 2000, compared to $260.0 million or 76.5% of total assets at December 31, 1999. Capital is also used for the addition and improvement of equipment used in administering the business, for model home furnishings, and the Company's share repurchase program.

The Company also used cash in the first quarter to repurchase 510,300 shares at an average price of $15.79. This program was authorized October 8, 1999 by the Board of Directors. The total authorization was 15% of the total shares then outstanding or 1.7 million shares. As of March 31, 2000, the Company has repurchased 692,800 shares.

Cash expenditures are financed with cash from operations and with borrowings on a $100.0 million unsecured line of credit, with Bank One, Indiana, N.A. as agent. The line of credit bears interest at the banks's prime lending rate, but permits portions of the outstanding balance to be committed for fixed periods of time at a rate equal to LIBOR plus 1.45%. The credit facility matures March 31, 2002. At March 31, 2000, $69.3 million was outstanding on this line.

The Company also has approximately $63.9 million in senior notes outstanding. Of this total, $13.9 million is payable through 2004 at a fixed interest rate of 7.625%, payable quarterly. On December 21, 2000, the Company will make a scheduled reduction in the outstanding principal balance of these notes of $2,777,778. Crossmann has an additional $50.0 million in notes outstanding, payable through 2008 at a fixed interest rate of 7.75%, payable quarterly. Annual principal reductions of $8,333,334 begin June 11, 2003.

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

Backlog at March 31, 2000 was 2,316 homes with an aggregate sales value of approximately $274.1 million, compared to 2,750 homes with an aggregate sales value of approximately $296.7 million at March 31, 1999. The decrease in the number of homes in backlog is approximately 15.8%. Starting backlog was lower, with 1,496 in backlog at January 1, 2000, compared to 1,744 at January 1, 1999. New orders in the first three months of 2000 were lower as well:
1,662 contracts were written in the first three months of 2000 as compared to 1,779 in 1999, a decrease of 6.6%.

FUTURE  TRENDS

During the first quarter, management made the decision to leave the Louisville market. Operations there should be concluded by the end of 2000. Closeout of this market is not expected to have a material effect on the Company's financial performance.



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

Item  1.    Legal  Proceedings.
Item  2.    Changes  in  Securities.
Item  3.    Defaults  Upon  Senior  Securities.
Item  5.    Other  Information.

ITEM  4.    SUBMISSIONS  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
None.



ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K.
a)  Exhibits



Exhibit
Number   Description of Exhibit
3.1      Amended and restated Articles of Incorporation of Crossmann Communities,
         Inc.(Incorporated by reference to Exhibit 3.1 to Form S-1 Registration Statement No.
                                                                                     33-68396.)
3.2      Bylaws of Crossmann Communities, Inc. (Incorporated by reference to Exhibit 3.2 to Form S-1 Registration Statement No. 33-68396.)
4.1      Specimen Share Certificate for Common Shares.  (Incorporated by reference to
         Exhibit 2.9 to Form S-1 Registration Statement No. 33-68396.)
10.1     1993 Outside Director Stock Option Plan.  (Incorporated by reference to Exhibit 10.2 to Form S-1 Registration Statement No. 33-68396.)
10.2     1993 Employee Stock Option Plan, As amended as of May 22, 1996.  (Incorporated by reference to Exhibit 10.3 to Form 10-Q dated August 13, 1996.)
10.37    Note Agreement dated as of December 19, 1995, $25,000,000 7.625% Senior Notes
         due December 9, 2004, by Crossmann Communities, Inc., et al. (Incorporated by
         reference to Exhibit 10.37 to From 10-K dated March 18, 1996.)
10.38    7.625% Senior Note due December 19, 2004, issued to Combined Insurance
         Company by Crossmann Communities, Inc., et al.  (Incorporated by reference to
         Exhibit 10.38 to Form 10-K dated March 18, 1996.)
10.39    7.625% Senior Note due December 19, 2004, issued to Minnesota Mutual Life
         Insurance company by Crossmann Communities, Inc., et al.  (Incorporated by
         reference to Exhibit 10.39 to Form 10-K dated March 18, 1996.)
10.40    Note Agreement dated as of June 11, 1998, $50,000,000 7.75% Senior Notes due
         June 11, 2008, by Crossmann Communities, Inc., et al.  (Incorporated by reference to Exhibit 10.46 to Form 10-Q dated August 14, 1998.)
10.41    Form of 7.75% Senior Note due June 11, 2008, issued to various insurance companies by Crossmann Communities, Inc. et al.  (Incorporated by reference to Exhibit 10.45 to Form 10-Q dated August 14, 1998.)
10.42    Credit Agreement, dated April 1, 1999, among Crossmann Communities, Inc. and
         Bank One, Indianapolis N.A. (as "Agent') and the Lenders Parties Thereto.
         (Incorporated by reference to Exhibit 10.16 to Form 10-Q dated May 13, 1999)
10.43    First Amendment to Credit Agreement, dated June 11, 1999, among Crossmann
         Communities, Inc. and Bank One, Indiana N.A. (As "Agent') and the Lenders Party
         Thereto. (Incorporated by reference to Exhibit 10.43 to Form 10-Q dated August 13,
                                                                                         1999.)
10.44    Promissory Note, dated June 11, 1999, in favor of Bank One, Indiana, N.A.
         (Incorporated by reference to Exhibit 10.44 to Form 10-Q dated August 13, 1999.)
10.45    Promissory Note, dated June 11, 1999, in favor of Fifth Third Bank, Indiana.
         (Incorporated by reference to Exhibit 10.45 to Form 10-Q dated August 13, 1999.)
10.46    Promissory Note, dated June 11, 1999, in favor of Huntington National Bank of
         Indiana.    (Incorporated by reference to Exhibit 10.46 to Form 10-Q dated August
                                                                                     13, 1999.)
10.47    Promissory Note, dated June 11, 1999, in favor of PNC Bank of Ohio, N.A.
         (Incorporated by reference to Exhibit 10.47 to Form 10-Q dated August 13, 1999.)
10.48    Promissory Note, dated June 11, 1999, in favor of KeyBank National Association.
         (Incorporated by reference to Exhibit 10.48 to Form 10-Q dated August 13, 1999.)
10.49    Asset Purchase Agreement, dated June 18, 1999 by and among Crossmann
         Communities, Inc., Crossmann Communities of North Carolina, Inc., Homes by Huff
         & Co., Inc., Mitchell T. Huff, Thomas A. Huff and Thomas C. Huff.  (Incorporated
         by reference to Exhibit 10.49 to Form 10-Q dated August 13, 1999.)
10.50    Employment contract dated June 18, 1999, by and among Crossmann Communities of North Carolina, Inc., Crossmann Communities, Inc. and  Mitchell T. Huff.
         (Incorporated by reference to Exhibit 10.50 to Form 10-Q dated August 13, 1999.)
10.51    Second Amendment to Credit Agreement, dated March 31, 2000, among Crossmann
         Communities, Inc. and Bank One, Indiana, N.A. (As "Agent") and the Lenders Party
         Thereto.
19.1     Lease by and between Pinnacle Properties LLC ("Landlord") and Crossmann
         Communities, Inc. (Tenant"), 9202 North Meridian Street, Suite 300, Indianapolis,
         Indiana 46260, executed April 18, 1994.  (Incorporated by reference to Exhibit 19.1to
         Form 10-Q dated August 12, 1994.)
27.1     Financial Data Schedule for the quarter ended March 31, 2000.


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






CROSSMANN  COMMUNITIES,  INC.


/s/  Jennifer  A.  Holihen
Jennifer  A.  Holihen
Director,  Chief  Financial  Officer;
Treasurer;  Secretary;
(Principal  Financial  and  Accounting  Officer)





Dated:  May  15,  2000











EXHIBIT  10.51

          SECOND  AMENDMENT  TO  CREDIT  AGREEMENT


          CROSSMANN COMMUNITIES, INC., an Indiana corporation (the "Borrower"),BANK ONE, INDIANA, N.A., a national banking association, individually and as Agent (the "Agent"), and other Lenders party to that certain Credit Agreement dated as of April 1, 1999, as amended (collectively, the "Agreement"), agree to further amend the Agreement by this Second Amendment to Credit Agreement (this "Amendment") as follows.


     1.     DEFINITIONS.     The definition of "Second Amendment" is
hereby added to the Article I of the Agreementand the definition of "Facility Termination Date" appearing in Article I of the Agreement is hereby amended and restated in its entirety as follows:

          "Second Amendment" means that certain agreement entitled "Second Amendment to Credit Agreement" entered into by and among the Borrower, the Lenders, and the Agent effective as of March 31, 2000.

      "Facility Termination Date" means March 31, 2003, or any earlier date on which the Aggregate Commitment is reduced to zero or otherwise terminated pursuant to the terms hereof.

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


     3. EVENTS OF DEFAULT. The Borrower certifies that no Default or Unmatured Default under the Agreement, as amended by this Amendment, has occurred and is continuing as of the execution date of this Amendment.


          4. CONDITIONS PRECEDENT. As conditions precedent to the effectiveness of this Amendment, the Agent shall first receivewith sufficient copies for the Lenders the following contemporaneously with the execution and delivery of this Amendment, each duly executed, dated and in form and substance satisfactory to the Lenders:

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

      (viii) A certificate of the Secretary of the Board of Directors of Crossmann Communities of Ohio, Inc. certifying the names of the officer or officers authorized to sign its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Crossmann
Communities of Ohio, Inc. is a party, together with a sample of the true signature of each such officer.

     (ix) A certified copy of a Resolution of the Board of Directors of Merit Realty, Inc., an Indiana corporation, authorizing the execution, delivery and performance, respectively, of its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Merit Realty, Inc. is a party.

      (x) A certificate of the Secretary of the Board of Directors of Merit Realty, Inc. certifying the names of the officer or officers authorized to sign its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Merit Realty, Inc. is a party, together with a sample of the true signature of each such officer.

      (xi) A certified copy of a Resolution of the Board of Directors of Crossmann Mortgage Corporation, an Indiana corporation, authorizing the execution, delivery and performance, respectively, of its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Crossmann Mortgage Corporation is a party.

       (xii) A certificate of the Secretary of the Board of Directors of Crossmann Mortgage Corporation certifying the names of the officer or officers authorized to sign its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Crossmann Mortgage Corporation is a party, together with a sample of the true signature of each such officer.

          (xiii) A certified copy of a Resolution of the Board of Directors of Deluxe Aviation, Inc., an Indiana corporation, authorizing the execution, delivery and performance, respectively, of its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Deluxe Aviation, Inc. is a party.

       (xiv) A certificate of the Secretary of the Board of Directors of Deluxe Aviation, Inc. certifying the names of the officer or officers authorized to sign its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Deluxe Aviation, Inc. is a party, together with a sample of the true signature of each such officer.

      (xv) A certified copy of a Resolution of the Board of Directors of Cutter Homes, Ltd., a Kentucky corporation, authorizing the execution, delivery and performance, respectively, of its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Cutter Homes, Ltd. is a party.

       (xvi) A certificate of the Secretary of the Board of Directors of Cutter Homes, Ltd. certifying the names of the officer or officers authorized to sign its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Cutter Homes, Ltd. is a party, together with a sample of the true signature of each such officer.

          (xvii) A certified copy of a Resolution of the Members of Crossmann Communities of Tennessee, LLC, a Tennessee limited liability company, authorizing the execution, delivery and performance, respectively, of its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Crossmann Communities of Tennessee, LLC is a party.

          (xviii)       A certificate of the Managing Member of Crossmann
Communities of Tennessee, LLC certifying the names of the officer or officers authorized to sign its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Crossmann Communities of Tennessee, LLC is a party, together with a sample of the true signature of each such officer.

     (xix) A certified copy of a Resolution of the Board of Directors of Crossmann Communities of North Carolina, Inc., a North Carolina corporation, authorizing the execution, delivery and performance, respectively, of its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Crossmann Communities of North Carolina, Inc. is a party.

     (xx) A certificate of the Secretary of the Board of Directors of Crossmann Communities of North Carolina, Inc. certifying the names of the officer or officers authorized to sign its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Crossmann Communities of North Carolina, Inc. is a party, together with a sample of the true signature of each such officer.

             (xxi) A certified copy of a Resolution of the Members of Pinehurst Builders, LLC, a South Carolina limited liability company, authorizing the execution, delivery and performance, respectively, of its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Pinehurst Builders, LLC is a party.

          (xxii) A certificate of the Managing Member of Pinehurst Builders, LLC certifying the names of the officer or officers authorized to sign its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Pinehurst Builders, LLC is a party, together with a sample of the true signature of each such officer.

          (xxiii)     A certified copy of a Resolution of the Members of
Beach Vacations, LLC, a South Carolina limited liability company, authorizing the execution, delivery and performance, respectively, of its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Beach Vacations, LLC is a party.

      (xxiv)     A certificate of the Managing Member of Beach Vacations,
LLC certifying the names of the officer or officers authorized to sign its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Beach Vacations, LLC is a party, together with a sample of the true signature of each such officer.

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

              (xxvii)     A certified copy of a Resolution of the Board of
Directors of Crossmann Investments, Inc., an Indiana corporation, authorizing the execution, delivery and performance, respectively, of its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Crossmann Investments, Inc. is a party.

               (xxviii)     A certificate of the Secretary of the Board of
Directors of Crossmann Investments, Inc. certifying the names of the officer or officers authorized to sign its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Crossmann Investments, Inc. is a party, together with a sample of the true signature of each such officer.

               (xxix) A certified copy of a Resolution of the Board of Directors of Deluxe Homes of Ohio, Inc., an Ohio corporation, authorizing the execution, delivery and performance, respectively, of its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Deluxe Homes of Ohio, Inc. is a party.

       (xxx) A certificate of the Secretary of the Board of Directors of Deluxe Homes of Ohio, Inc. certifying the names of the officer or officers authorized to sign its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Deluxe Homes of Ohio, Inc. is a party, together with a sample of the true signature of each such officer.

          (xxxi) The Promissory Note (Revolving Loan) ($25,000,000.00) payable to the order of Bank One, Indiana, N.A. in the form attached hereto as Exhibit "A."

                    (xxxii)          The  Promissory Note (Revolving Loan)
($18,750,000.00) payable to the order of Huntington National Bank of Indiana in the form attached hereto as Exhibit "B."

                  (xxxiii)          The  Promissory  Note (Revolving Loan)
($18,750,000.00) payable to the order of Fifth Third Bank, Indiana in the form attached hereto as Exhibit "C."

         (xxxiv)     The Promissory Note (Revolving Loan) ($18,750,000.00)
payable  to the order of PNC Bank, N.A. in the form attached hereto as Exhibit
"D."

         (xxxv) The Promissory Note (Revolving Loan) ($18,750,000.00) payable to the order of KeyBank National Association in the form attached hereto as Exhibit "E."

          (xxxvi)     A Reaffirmation Guaranty Agreement from each Current
Subsidiary in the form of Exhibit "F" attached hereto, duly completed for each such Current Subsidiary.

              (xxxvii)     All additional fees and expenses of the Agent,
including but not limited to the Agent's reasonable attorneys' fees incurred in connection with the drafting, negotiation, and closing of this Amendment; and

            (xxxviii) Such other instruments, agreements, and documents that
the  Agent  or  any  Lender                    may  reasonably  require.


     5. EFFECT OF AMENDMENT. Except as amended in this Amendment, all of the terms and conditions of the Agreement shall continue unchanged and in full force and effect together with this Amendment.



                   [This Space Left Blank Intentionally]

         IN WITNESS WHEREOF, the Borrower, the Lenders, and the Agent, by their respective duly authorized officers, have executed and delivered in Indiana this Second Amendment to Credit Agreement as of March 31, 2000.


CROSSMANN  COMMUNITIES,  INC.,  an  Indiana  corporation


                                   By:     /s/ Jennifer A. Holiehn
                                 Jennifer  A.  Holihen,  Chief  Financial
Officer,  Treasurer  and  Secretary

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
                                                                   E-mail:

Commitments

$25,000,000.00                         BANK ONE, INDIANA, N.A., a national
banking  association,  by  itself  and  as  Agent



                                            By:     /s/ Patrick D. Lease
                                         Patrick D. Lease,  Vice President

          Bank  One  Center/Circle  -  Suite  203
                                                        111Monument Circle
                                              Indianapolis, Indiana  46277

                                        Attention:   Patrick D. Lease, Vice
President
                                                 Telephone: (317) 321-3844
                                                Telecopy:   (317) 321-7647
                                   E-mail:    Patrick_D_Lease@EM.FCNBD.com
$18,750,000.00                                 HUNTINGTON NATIONAL BANK OF
INDIANA



                                        By:     /s/ Russell R. Swan, Jr.
                                            Russell R. Swan,  Jr.,  Senior
Vice              President

                                                Capital Center, Suite 1800
                                                 201 North Illinois Street
                                               Indianapolis, Indiana 46204

                                   Attention:     Russell R.  Swan,   Jr.
 Vice              President
                                                Telephone:  (317) 237-2547
                                               Telecopy:    (317) 237-2505
                                                                   E-mail:




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
                                                                   E-Mail:

                           SCHEDULE OF EXHIBITS


Exhibit  "A"              -          Promissory Note (Revolving Loan)
($25,000,000.00)(Bank  One,  Indiana,  N.A.)


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


Exhibit  "C"              -          Promissory Note (Revolving Loan)
($18,750,000.00)  (Fifth  Third  Bank,  Indiana)


Exhibit  "D"              -          Promissory Note (Revolving Loan)
($18,750,000.00)  (PNC  Bank,  N.A.)


Exhibit  "E"              -          Promissory Note (Revolving Loan)
($18,750,000.00)  (KeyBank  National  Association)


Exhibit  "F"           -          Reaffirmation of Guaranty Agreement

























          PROMISSORY  NOTE
                             (REVOLVING LOAN)

                                                     Indianapolis, Indiana
$25,000,000.00                                      Dated: March 31, 2000
                                                  Final Maturity: March 31,
2003

          On or before March 31, 2003 ("Final Maturity"),CROSSMANN COMMUNITIES, INC., an Indiana corporation (the "Maker") promises to pay to the order of BANK ONE, INDIANA, N.A., a national banking association (the "Lender") at the principal office ofBANK ONE, INDIANA, N.A., a national banking association (the "Agent") in Indianapolis, Indiana, the principal sum of Twenty-Five Million and 00/100 Dollars ($25,000,000.00) or so much of the principal amount of the Loan represented by this Note as may be disbursed by the Lender under the terms of the Credit Agreement described below, and to pay interest on the unpaid principal balance outstanding from time to time as provided in this Note.

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

       This Note supersedes and replaces that certain Promissory Note dated June 11, 1999, made by the Maker to the order of the Lender in the principal amount of $25,000,000.00, with a final maturity date of March 31, 2002.

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


                                    CROSSMANN COMMUNITIES, INC., an Indiana
corporation



                                   By:     /s/ Jennifer A. Holihen
                                 Jennifer  A.  Holihen,  Chief  Financial
Officer,  Treasurer  and  Secretary









          PROMISSORY  NOTE
                             (REVOLVING LOAN)

                                                     Indianapolis, Indiana
$18,750,000.00                                      Dated: March 31, 2000
                                                  Final Maturity: March 31,
2003

          On or before March 31, 2003 ("Final Maturity"),CROSSMANN COMMUNITIES, INC., an Indiana corporation (the "Maker") promises to pay to the order of HUNTINGTON NATIONAL BANK OF INDIANA (the "Lender") at the principal office ofBANK ONE, INDIANA, N.A., a national banking association (the "Agent") in Indianapolis, Indiana, the principal sum of Eighteen Million Seven Hundred Fifty Thousand and 00/100 Dollars ($18,750,000.00) or so much of the principal amount of the Loan represented by this Note as may be disbursed by the Lender under the terms of the Credit Agreement described below, and to pay interest on the unpaid principal balance outstanding from time to time as provided in this Note.

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

       This Note supersedes and replaces that certain Promissory Note dated June 11, 1999, made by the Maker to the order of the Lender in the principal amount of $18,750,000.00, with a final maturity date of March 31, 2002.

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


                                    CROSSMANN COMMUNITIES, INC., an Indiana
corporation



                                   By:     /s/ Jennifer A. Holihen
                                 Jennifer  A.  Holihen,  Chief  Financial
Officer,  Treasurer  and  Secretary








          PROMISSORY  NOTE
                             (REVOLVING LOAN)

                                                     Indianapolis, Indiana
$18,750,000.00                                      Dated: March 31, 2000
                                                  Final Maturity: March 31,
2003

          On or before March 31, 2003 ("Final Maturity"),CROSSMANN COMMUNITIES, INC., an Indiana corporation (the "Maker") promises to pay to
the  order  of   FIFTH THIRD BANK, INDIANA (the "Lender") at the principal
office ofBANK ONE, INDIANA, N.A., a national banking association (the "Agent") in Indianapolis, Indiana, the principal sum of Eighteen Million Seven Hundred Fifty Thousand and 00/100 Dollars ($18,750,000.00) or so much of the principal amount of the Loan represented by this Note as may be disbursed by the Lender under the terms of the Credit Agreement described below, and to pay interest on the unpaid principal balance outstanding from time to time as provided in this Note.

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

       This Note supersedes and replaces that certain Promissory Note dated June 11, 1999, made by the Maker payable to the order of the Lender in the principal amount of $18,750,000.00, with a final maturity date of March 31, 2002.

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


                                    CROSSMANN COMMUNITIES, INC., an Indiana
corporation



                                   By:     /s/ Jennifer A. Holihen
                                 Jennifer  A.  Holihen,  Chief  Financial
Officer,  Treasurer  and  Secretary









          PROMISSORY  NOTE
                             (REVOLVING LOAN)

                                                     Indianapolis, Indiana
$18,750,000.00                                      Dated: March 31, 2000
                                                  Final Maturity: March 31,
2003

          On or before March 31, 2003 ("Final Maturity"),CROSSMANN COMMUNITIES, INC., an Indiana corporation (the "Maker") promises to pay to
the  order  of    PNC  BANK,  N.A.  (the "Lender") at the principal office
ofBANK ONE, INDIANA, N.A., a national banking association (the "Agent") in Indianapolis, Indiana, the principal sum of Eighteen Million Seven Hundred Fifty Thousand and 00/100 Dollars ($18,750,000.00) or so much of the principal amount of the Loan represented by this Note as may be disbursed by the Lender under the terms of the Credit Agreement described below, and to pay interest on the unpaid principal balance outstanding from time to time as provided in this Note.

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

       This Note supersedes and replaces that certain Promissory Note dated June 11, 1999, made by the Maker to the order of the Lender in the principal amount of $18,750,000.00, with a final maturity date of March 31, 2002.

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


                                    CROSSMANN COMMUNITIES, INC., an Indiana
corporation



                                   By:      /s/ Jennifer A. Holihen
                                  Jennifer  A.  Holihen,  Chief  Financial
Officer,  Treasurer  and  Secretary









          PROMISSORY  NOTE
                             (REVOLVING LOAN)

                                                     Indianapolis, Indiana
$18,750,000.00                                      Dated: March 31, 2000
                                                  Final Maturity: March 31,
2003

          On or before March 31, 2003 ("Final Maturity"),CROSSMANN COMMUNITIES, INC., an Indiana corporation (the "Maker") promises to pay to the order of KEYBANK NATIONAL ASSOCIATION (the "Lender") at the principal office ofBANK ONE, INDIANA, N.A., a national banking association (the "Agent") in Indianapolis, Indiana, the principal sum of Eighteen Million Seven Hundred Fifty Thousand and 00/100 Dollars ($18,750,000.00) or so much of the principal amount of the Loan represented by this Note as may be disbursed by the Lender under the terms of the Credit Agreement described below, and to pay interest on the unpaid principal balance outstanding from time to time as provided in this Note.

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

       This Note supersedes and replaces that certain Promissory Note dated June 11, 1999, made by the Maker to the order of the Lender in the principal amount of $18,750,000.00, with a final maturity date of March 31, 2002.

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


                                    CROSSMANN COMMUNITIES, INC., an Indiana
corporation



                                   By:     /s/ Jennifer A. Holihen
                                 Jennifer  A.  Holihen,  Chief  Financial
Officer,  Treasurer  and  Secretary








          REAFFIRMATION  OF  GUARANTY  AGREEMENT



          The undersigned being a Guarantor under that certain Guaranty Agreement dated as of April 1, 1999 (the "Guaranty Agreement") pursuant to which the undersigned guaranteed the obligations ofCROSSMANN COMMUNITIES, INC., an Indiana corporation (the "Borrower") toBANK ONE, INDIANA, NA, a national banking association, in its capacity as Agent (the "Agent") for the ratable benefit of the Lenders ("Lenders") under the terms of that certain Credit Agreement (the "Agreement") dated April 1, 1999, entered into by and among the Borrower, the Lenders, and the Agent, hereby consents to the execution of that certain Second Amendment to Credit Agreement to be entered into by and among the Company, the Lenders, and the Agent dated as of even date herewith (the "Second Amendment"), and hereby agrees that the Obligations (as defined in the Guaranty Agreement) shall extend the Facility Termination Date (as defined in the Agreement) to March 31, 2003, on the terms and conditions as more fully set forth in the Second Amendment.

       Further, the Guarantor acknowledges that while it may be the current practice of the Agent in the past to obtain the undersigned's consent to any amendment to or waiver of any of the terms and conditions of the Agreement, the Agent shall not be required to continue any such practice in the future, and any such discontinuance shall not be construed as a waiver of the Agent's rights, in its discretion, to enter into any further amendments to or grant any further waivers of any of the terms and conditions of the Agreement without the consent of the undersigned, and that the Agent's failure to request or obtain the consent of the undersigned to any such amendment or waiver shall not affect the liability of the undersigned to the Lenders and the Agent under the Guaranty Agreement.


      IN WITNESS WHEREOF, the undersigned have signed this Reaffirmation of Guaranty Agreement as of the 31st day of March, 2000.



____________________________________



                                                                   By:
______________________________

______________________________
                                                  (Printed name and title)

STATE  OF  ___________________          )
                                                  )SS:
COUNTY  OF  _________________          )

          Before me, a Notary Public in and for the above County and State,
personally appeared                                   , the
            of                                                         , a
                           , who as such officer acknowledged the execution of
the  foregoing  Reaffirmation  of  Guaranty Agreement for and on behalf of the
_____________  this                    day  of    ___________________,  2000.


                                                            Signature:

                                                            Printed:
                                                             Notary Public
My  Commission  Expires:

My  County  of  Residence: