Form 10-Q
period 2000-06-30
CROSSMANN COMMUNITIES INC
filed 2000-08-11
CIK 911644

Securities and Exchange Commission
                            Washington D.C.  20549

                                  FORM 10-Q

[  X  ]    Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange  Act  of  1934  For  the  Period  Ended  June  30,  2000.

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




   There were 10,432,045  Common shares outstanding as of August 11, 2000.

                         CROSSMANN COMMUNITIES, INC.
                                  FORM 10-Q

                                    INDEX

Part  I.  Financial  Information.

     Item  1.          Financial  Statements.

Consolidated  balance  sheets as of June 30, 2000 (unaudited) and December 31,
1999.

Consolidated unaudited statements of income for the Three Months Ended June 30, 2000 and 1999, and for the Six Months Ended June 30, 2000 and 1999.

Consolidated unaudited statements of cash flows for the Six Months Ended June 30, 2000 and 1999.

Notes to consolidated unaudited financial statements for the Six Months Ended June 30, 2000 and1999.

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

     Item  3.          Defaults  upon  Senior  Securities.

     Item  4.          Submission  of  Matters  to a Vote of Security Holders.

     Item  5.          Other  Information.

     Item  6.          Exhibits  and  Reports  on  Form  8-K.


Signatures.

                       PART I.  FINANCIAL INFORMATION.

Item  1.    Financial  Statements


                          CROSSMANN COMMUNITIES, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS





                                            JUNE 30, 2000    DECEMBER 31, 1999
                                            ---------------  ------------------
                                                (UNAUDITED)
                                            ---------------
ASSETS
  Cash and cash equivalents                 $    13,874,778  $       13,635,911
  Unfunded settlements                            7,432,283           1,286,099
  Retainages                                      1,475,872           1,198,342
  Real estate inventories                       280,642,811         259,995,959
  Furniture and equipment, net                    4,660,076           4,753,141
  Investments in joint ventures                  25,954,273          27,669,884
  Goodwill, net                                  16,603,328          17,597,512
  Other assets                                   14,888,591          13,738,257
                                            ---------------  ------------------
Total assets                                $   365,532,012  $      339,875,105
                                            ===============  ==================


LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable                          $    21,106,221  $       22,335,253
  Accrued expenses and other liabilities          9,277,416           9,101,392
  Notes payable                                 146,524,488         119,959,088
                                            ---------------  ------------------
Total liabilities                               176,908,125         151,395,733

Commitments and contingencies

Shareholders' equity:
  Common shares                                  49,877,762          63,616,282
  Retained earnings                             138,746,125         124,863,090
                                            ---------------  ------------------
Total shareholders' equity                      188,623,887         188,479,372
                                            ---------------  ------------------
Total liabilities and shareholders' equity  $   365,532,012  $      339,875,105
                                            ===============  ==================

See  accompanying  notes.







                                  CROSSMANN COMMUNITIES, INC.
                                        AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                     THREE  MONTHS  ENDED  JUNE  30,            SIX  MONTHS  ENDED  JUNE  30,



                                              2000           1999           2000           1999
                                      -------------  -------------  -------------  -------------

Sales of residential real estate      $153,687,292   $136,241,679   $260,213,260   $226,657,752
Cost of residential real estate sold   122,954,294    108,321,213    208,126,040    180,637,503
                                      -------------  -------------  -------------  -------------
Gross profit                            30,732,998     27,920,466     52,087,220     46,020,249

Selling, general and
 administrative                         15,177,105     14,419,824     29,514,858     25,886,129
                                      -------------  -------------  -------------  -------------
Income from operations                  15,555,893     13,500,642     22,572,362     20,134,120

Other income, net                          155,988      1,753,825      1,332,526      2,320,092
Interest expense                          (651,087)      (548,108)    (1,301,560)    (1,023,708)
                                      -------------  -------------  -------------  -------------
                                          (495,099)     1,205,717         30,876      1,296,384
                                      -------------  -------------  -------------  -------------

Income before income taxes              15,060,794     14,706,359     22,603,238     21,430,504
Income taxes                             5,722,719      5,868,107      8,720,203      8,557,931
                                      -------------  -------------  -------------  -------------
Net income                            $  9,338,075   $  8,838,252   $ 13,883,035   $ 12,872,573
                                      =============  =============  =============  =============

Weighted average number of
 common shares outstanding:
     Basic                              10,758,531     11,568,358     11,049,835     11,556,137
     Diluted                            10,932,379     11,812,638     11,225,659     11,788,531
                                      =============  =============  =============  =============
Net income per common share:
     Basic                            $        .87   $        .76   $       1.26   $       1.11
     Diluted                          $        .85   $        .75   $       1.24   $       1.09
                                      =============  =============  =============  =============

See  accompanying  notes.





                            CROSSMANN COMMUNITIES, INC.
                                  AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                  SIX MONTHS        SIX MONTHS
                                                  ENDED JUNE 30,    ENDED JUNE 30,
                                                  ----------------  ----------------
                                                             2000              1999
                                                  ----------------  ----------------
OPERATING ACTIVITIES:
Net Income                                        $    13,883,035   $    12,872,573
Adjustments to reconcile net income to net cash
  flows from operating activities:
    Depreciation                                          561,658           676,011
    Amortization                                          971,111           364,603
     Equity in earnings of affiliates                    (561,690)       (1,211,170)
    Cash provided (used) by changes in:
      Retainages                                         (277,530)         (737,439)
      Amounts due from related parties                                     (324,599)
      Real estate inventories                         (20,646,852)      (43,804,306)
      Other assets                                     (7,273,445)       (2,883,028)
      Accounts payable                                 (1,229,032)       (2,087,903)
      Accrued expenses and other liabilities              176,024          (588,968)
                                                  ----------------  ----------------
Net cash flows used by operating activities           (14,396,721)      (35,301,886)

INVESTING ACTIVITIES:
Purchases of furniture and equipment                     (468,593)       (1,410,226)
Investments in joint ventures                           2,277,301        (3,382,692)
Business acquisitions                                         -0-        (4,363,760)
                                                  ----------------  ----------------
Net cash provided (used by) investing activities        1,808,708        (9,156,678)

FINANCING ACTIVITIES:
Proceeds from bank borrowing                          112,240,000       124,641,879
Principal payments on bank borrowing                  (85,635,000)      (94,817,000)
Payments on notes and long-term debt                      (39,600)         (689,152)
Repurchase of common shares                           (13,840,810)              -0-
Net proceeds from sale of common shares                   102,290           350,063
                                                  ----------------  ----------------
Net cash provided by financing activities              12,826,880        33,485,790
                                                  ----------------  ----------------

Net increase in cash and cash equivalents                 238,867       (13,395,114)
Cash and cash equivalents at beginning of period       13,635,911        18,011,456
                                                  ----------------  ----------------
Cash and cash equivalents at end of period        $    13,874,778   $     4,616,342
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

THREE  MONTHS  ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999.

Results  of  Operation
Sales for the three months ended June 30, 2000 increased approximately $17.4 million, or 12.8%, over the same period in 1999. This increase reflects more homes closed, 1,260 homes in 2000 compared to 1,165 in 1999. Selling prices were higher approximately $122,000 per home for the period in 2000, compared to approximately $117,000 in 1999. The increase resulted from a greater number of closings in the higher priced markets in Ohio and Raleigh and a trend among consumers in all markets to purchase more optional items.

Gross profit increased approximately $2.8 million for the three months ended June 30, 2000, over the same period the year before. Gross profit as a percentage of sales was 20.0% in 2000 compared to 20.5% in 1999. The decline in gross margin was due principally to the Company's election to contribute toward financing assistance for its customers. Under FHA rules, builders are permitted to contribute up to 6% of the mortgage amount toward points, closing costs, and other selling concessions. Due to higher mortgage interest rates for consumers in 2000 compared to 1999, Crossmann contributed more toward these costs in 2000 than in the same quarter one year ago.

Selling, general and administrative expenses increased approximately $757,300 during the three months ended June 30, 2000 compared to the same period in 1999, due in part to sales commissions on the higher sales. Commissions account for approximately 3.5% of sales. The balance of selling, general and administrative expense is relatively fixed. Management moved aggressively during the second quarter to reduce this fixed spending. For the first quarter of 2000, spending in this category was approximately $10.6 million; during the second quarter it was approximately $9.7 million. Selling, general and administrative expenses decreased as a percentage of sales to 9.9% in 2000 from 10.6% in 1999.

Other income decreased approximately $1.6 million for the three months ended June 30, 2000 compared to the same period the year before. Trinity Homes LLC ("Trinity"), a homebuilding joint venture in Indianapolis, contributed income to Crossmann of approximately $173,400, compared to approximately $1.2 million in 1999. This decline is attributed to margin pressure from competitors at Trinity's price point and to delays in delivering Trinity's larger homes. Trinity's contribution to Crossmann's earnings is expected to be depressed in 2000 compared to 1999 levels due to greater competition at its price point.

Income before income taxes for the three months ended June 30, 2000 increased approximately $354,400, from approximately $14.7 million in 1999 to approximately $15.1 million in 2000, an increase of 2.4%. This increase is due principally to higher closing volume combined with lower selling, general and administrative spending. Crossmann's better performance offset lower income from its Trinity joint venture investment. Income before income taxes as a percentage of sales decreased to 9.8% of sales in 2000 compared to 10.8% in 1999.

Net income was approximately $500,000 higher for the second quarter of 2000 than for the second quarter of 1999, an increase of 5.7%. As a percentage of sales, net income decreased to 6.1 % in the second quarter of 2000 from 6.5% in 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

Results  of  Operation
Sales increased approximately $33.6 million, or 14.8%, to approximately $260.2 million for the six months ended June 30, 2000 from approximately $226.7 million for the six months ended June 30, 1999. Sales were higher primarily as a result of increased home closings; 2,102 homes were closed in the six months ended June 30, 2000, compared to 1,938 homes closed during the six
months  ended  June  30,1999.   Selling prices were also higher, approximately
$123,800 per home for the six months ended June 30, 2000 as compared to approximately $117,000 during the same period in 1999.

Gross profit increased approximately $6.1 million, or 13.2%, to approximately $52.1 million. This represents a gross margin of 20.0% of sales in the first six months of 2000 as compared to 20.3% of sales in the first six months of 1999. The lower margin in 2000 is due in part to increased use of financing assistance programs in 2000 compared to 1999.

Selling, general and administrative expenses increased approximately $3.6 million , or 14.0% , to approximately $29.5 million. This increase is principally increased sales commissions on the higher sales volume. Selling, general and administrative expenses as a percentage of sales declined to 11.3% in the first six months of 2000, compared to 11.4% in the first six months of 1999

Other income decreased approximately $1.0 million for the six months ended June 30, 2000 compared to the same period the year before. Trinity Homes LLC ("Trinity"), a homebuilding joint venture in Indianapolis, contributed income to Crossmann of approximately $561,700, compared to approximately $1.4 million in 1999.
Income before income taxes increased approximately $1.2 million, or 5.5%, to approximately $22.6 million. The Company's effective tax rate was 38.6% in the first six months of 2000 as compared to 39.9% in the first six months of 1999. Net income increased approximately $1.0 million, or 7.8%, to approximately $13.9 million. Net income as a percentage of sales decreased to 5.3% in 2000, down from 5.7% in 1999.


CHANGES  IN  FINANCIAL  POSITION

Unfunded  Settlements
During 2000, Crossmann has expanded its practice of "bundling" loans for sale to third-party warehouse lenders to improve pricing on those loans. The balance due on these loans was $7,432,283 at June 30, 2000, compared to $1,286,099 at December 31, 1999. The expected time outstanding for these loans is two weeks after loan closing.

Inventory
Real estate inventories increased approximately $20.6 million, or 7.9%, from their December 31, 1999 level. The expansion in inventory reflects heavy land acquisition and development activity for the year 2000 and beyond.

Notes  Payable
Notes payable increased approximately $26.6 million during the first half of 2000 as borrowings were used to finance real estate inventories, joint venture investments, and the Company's share repurchase program.

CAPITAL  RESOURCES  AND  LIQUIDITY

At June 30, 2000, the Company had approximately $13.9 million in cash and cash equivalents.

The Company's primary uses of capital are home construction costs and the purchase and development of land. Real estate inventories were approximately $280.6 million, or 76.8% of total assets, at June 30, 2000, compared to $260.0 million or 76.5% of total assets at December 31, 1999. Capital is also used for the addition and improvement of equipment used in administering the business, for model home furnishings, and the Company's share repurchase program.

The Company also used cash in the first two quarters to repurchase 867,800 shares at an average price of $15.95. This program was authorized October 8, 1999 by the Board of Directors. The total authorization was 15% of the total shares then outstanding or 1.7 million shares. As of June 30, 2000, the Company has repurchased 1,050,300 shares.

Cash expenditures are financed with cash from operations and with borrowings on a $110.0 million unsecured line of credit, with Bank One, Indiana, N.A. as agent. Of the $110.0 million, $10.0 million is temporary availability, put in place to fund summer construction. This portion will expire on August 17, 2000. The line of credit bears interest at the banks's prime lending rate, but permits portions of the outstanding balance to be committed for fixed periods of time at a rate equal to LIBOR plus 1.45%. The credit facility matures March 31, 2002. At June 30, 2000, $82.6 million was outstanding on this line.

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

Backlog at June 30, 2000 was 2,065 homes with an aggregate sales value of approximately $255.6 million, compared to 3,032 homes with an aggregate sales value of approximately $359.1 million at June 30, 1999. The decrease in the number of homes in backlog is approximately 31.9%. Starting backlog was lower, with 1,496 in backlog at January 1, 2000, compared to 1,744 at January 1, 1999. New orders in the first six months of 2000 were lower as well: 2,671 contracts were written in the first six months of 2000 as compared to 3,226 in 1999, a decrease of 17.2%.

FUTURE  TRENDS

Housing permits in all Crossmann's markets have contracted during the first half of 2000 compared to 1999 levels, due to higher mortgage interest rates. As this occurs, the Company faces discounting from some competitors as builders seek to maintain their share of a shrinking housing market. Crossmann may elect to meet this pricing challenge on a limited basis in order to move inventory.

Lower closings and margin pressure are likely to generate lower net income in 2000, compared to 1999. However, management is optimistic that, by taking appropriate action, it can still generate above average returns even at lower volume level.

The lower backlog at June 30, 2000 compared to June 30, 1999, suggests fewer closings in the second half of 2000.



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

Item  1.    Legal  Proceedings.
Item  2.    Changes  in  Securities.
Item  3.    Defaults  Upon  Senior  Securities.
Item  5.    Other  Information.

ITEM  4.    SUBMISSIONS  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
None.



ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K.
a)  Exhibits



Exhibit
Number   Description of Exhibit
3.1      Amended and restated Articles of Incorporation of Crossmann Communities,
         Inc.(Incorporated by reference to Exhibit 3.1 to Form S-1 Registration Statement No.
                                                                                      33-68396.)
3.2      Bylaws of Crossmann Communities, Inc. (Incorporated by reference to Exhibit 3.2 to Form S-1 Registration Statement No. 33-68396.)
4.1      Specimen Share Certificate for Common Shares.  (Incorporated by reference to
         Exhibit 2.9 to Form S-1 Registration Statement No. 33-68396.)
10.1     1993 Outside Director Stock Option Plan.  (Incorporated by reference to Exhibit 10.2 to Form S-1 Registration Statement No. 33-68396.)
10.2     1993 Employee Stock Option Plan, As amended as of May 22, 1996.  (Incorporated by reference to Exhibit 10.3 to Form 10-Q dated August 13, 1996.)
10.37    Note Agreement dated as of December 19, 1995, $25,000,000 7.625% Senior Notes
         due December 9, 2004, by Crossmann Communities, Inc., et al. (Incorporated by
         reference to Exhibit 10.37 to From 10-K dated March 18, 1996.)
10.38    7.625% Senior Note due December 19, 2004, issued to Combined Insurance
         Company by Crossmann Communities, Inc., et al.  (Incorporated by reference to
         Exhibit 10.38 to Form 10-K dated March 18, 1996.)
10.39    7.625% Senior Note due December 19, 2004, issued to Minnesota Mutual Life
         Insurance company by Crossmann Communities, Inc., et al.  (Incorporated by
         reference to Exhibit 10.39 to Form 10-K dated March 18, 1996.)
10.40    Note Agreement dated as of June 11, 1998, $50,000,000 7.75% Senior Notes due
         June 11, 2008, by Crossmann Communities, Inc., et al.  (Incorporated by reference to Exhibit 10.46 to Form 10-Q dated August 14, 1998.)
10.41    Form of 7.75% Senior Note due June 11, 2008, issued to various insurance companies by Crossmann Communities, Inc. et al.  (Incorporated by reference to Exhibit 10.45 to Form 10-Q dated August 14, 1998.)
10.42    Credit Agreement, dated April 1, 1999, among Crossmann Communities, Inc. and
         Bank One, Indianapolis N.A. (as "Agent') and the Lenders Parties Thereto.
         (Incorporated by reference to Exhibit 10.16 to Form 10-Q dated May 13, 1999)
10.43    First Amendment to Credit Agreement, dated June 11, 1999, among Crossmann
         Communities, Inc. and Bank One, Indiana N.A. (As "Agent') and the Lenders Party
         Thereto. (Incorporated by reference to Exhibit 10.43 to Form 10-Q dated August 13,
                                                                                          1999.)
10.44    Promissory Note, dated June 11, 1999, in favor of Bank One, Indiana, N.A.
         (Incorporated by reference to Exhibit 10.44 to Form 10-Q dated August 13, 1999.)
10.45    Promissory Note, dated June 11, 1999, in favor of Fifth Third Bank, Indiana.
         (Incorporated by reference to Exhibit 10.45 to Form 10-Q dated August 13, 1999.)
10.46    Promissory Note, dated June 11, 1999, in favor of Huntington National Bank of
         Indiana.    (Incorporated by reference to Exhibit 10.46 to Form 10-Q dated August 13,
                                                                                          1999.)
10.47    Promissory Note, dated June 11, 1999, in favor of PNC Bank of Ohio, N.A.
         (Incorporated by reference to Exhibit 10.47 to Form 10-Q dated August 13, 1999.)
10.48    Promissory Note, dated June 11, 1999, in favor of KeyBank National Association
         (Incorporated by reference to Exhibit 10.48 to Form 10-Q dated August 13, 1999.)
10.49    Asset Purchase Agreement, dated June 18, 1999 by and among Crossmann
         Communities, Inc., Crossmann Communities of North Carolina, Inc., Homes by Huff
         & Co., Inc., Mitchell T. Huff, Thomas A. Huff and Thomas C. Huff.  (Incorporated
         by reference to Exhibit 10.49 to Form 10-Q dated August 13, 1999.)
10.50    Employment contract dated June 18, 1999, by and among Crossmann Communities of North Carolina, Inc., Crossmann Communities, Inc. and  Mitchell T. Huff.
         (Incorporated by reference to Exhibit 10.50 to Form 10-Q dated August 13, 1999.)
10.51    Second Amendment to Credit Agreement, dated March 31, 2000, among Crossmann
         Communities, Inc. and Bank One, Indiana, N.A. (As "Agent") and the Lenders Party
         Thereto.  (Incorporated by reference to Exhibit 10.51 to Form 10-Q dated May 15, 2000.)
10.52    Third Amendment to Credit Agreement, dated June 19, 2000, among Crossmann
         Communities, Inc. and Bank One, Indiana, N.A. (As "Agent") and the Lenders Party
         Thereto.
19.1     Lease by and between Pinnacle Properties LLC ("Landlord") and Crossmann
         Communities, Inc. (Tenant"), 9202 North Meridian Street, Suite 300, Indianapolis,
         Indiana 46260, executed April 18, 1994.  (Incorporated by reference to Exhibit 19.1to
         Form 10-Q dated August 12, 1994.)
27.1     Financial Data Schedule for the quarter ended June 30, 2000.


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






CROSSMANN  COMMUNITIES,  INC.


/s/  Jennifer  A.  Holihen
Jennifer  A.  Holihen
Director,  Chief  Financial  Officer;
Treasurer;  Secretary;
(Principal  Financial  and  Accounting  Officer)





Dated:  August  11,  2000























EXHIBIT  10.52

                    THIRD AMENDMENT TO CREDIT AGREEMENT


     CROSSMANN COMMUNITIES, INC., an Indiana corporation (the "Borrower"), BANK ONE, INDIANA, N.A., a national banking association, individually and as Agent (the "Agent"), and the other Lenders party to that certain Credit Agreement dated as of April 1, 1999, as amended (collectively, the "Agreement"), agree to further amend the Agreement by this Third Amendment to Credit Agreement (this "Amendment") as follows.

                                   RECITALS

     WHEREAS, the Aggregate Commitment prior to the effective date of this Amendment is $100,000,000, and the Borrower has requested that the Lenders increase the Aggregate Commitment to $110,000,000 from the date of this Amendment and until August 17, 2000; and

     WHEREAS,    Bank  One has agreed to individually fund the increase in the
Aggregate Commitment in excess of $100,000,000 after the date of this Amendment and until August 17, 2000.

     NOW,  THEREFORE,  the  parties  hereto  agree  as  follows.


     1.          DEFINITIONS.       The following definitions of  "OverAdvance
Period," "Bank One OverAdvance Commitment," "Additional Aggregate Commitment," and "Third Amendment" are hereby added to the Article I of the Agreement, and the definitions of "Commitment" and "Current Subsidiary" appearing in Article I are hereby amended and restated in their respective entireties as follows:

          "Additional Aggregate Commitment" means the amount by which the Aggregate Commitment increases during the OverAdvance Period, which amount shall be $10,000,000.

          "Bank  One  OverAdvance  Commitment"  means  the sum of $35,000,000.

          "Commitment" means, for each Lender, the obligation of such Lender to makeLoans not exceeding the amount set forth opposite its signature on the Third Amendment or as set forth in any Notice of Assignment relating to any assignment that has become effective pursuant to Section 12.3.2, as such amount may be modified from time to time pursuant to the terms hereof; provided, that for purposes of determining the Commitment of Bank One only, the term "Commitment" shall mean, during the OverAdvance Period, notwithstanding the dollar amount set forth opposite Bank One's signature on this Agreement or any amendment to this Agreement, the amount of the Bank One OverAdvance Commitment, and thereafter the Commitment of Bank One shall be the sum of $25,000,000 at all times.

     "Current Subsidiary" means Deluxe Homes of Lafayette, Inc., an Indiana corporation, Crossmann Partnership, Merit Realty, Inc., an Indiana corporation, Crossmann Communities of Ohio, Inc. (formerly known as Deluxe Homes of Ohio, Inc.), an Ohio corporation, Crossmann Mortgage Corporation, an Indiana corporation, Deluxe Aviation, Inc., an Indiana corporation, Cutter Homes, Ltd., a Kentucky corporation, Crossmann Communities of Tennessee, LLC, a Tennessee limited liability company, Crossmann Investments, Inc., an Indiana corporation, Crossmann Communities of North Carolina, Inc., a North Carolina corporation, Pinehurst Builders, LLC, a South Carolina limited liability company, Crossmann Management, Inc., an Indiana corporation, Deluxe Homes of Ohio, Inc., an Ohio corporation, and each entity hereafter becoming a Current Subsidiary in accordance with the procedures set forth in Section 4.3 of this Agreement.

          "OverAdvance Period" means the period commencing on the date of the Third Amendment and ending on August 17, 2000.
     "Third Amendment" means that certain agreement entitled "Third Amendment to Credit Agreement"entered into among the Borrower, the Lenders, and the Agent effective as of June 19, 2000.

     All other terms defined in the Agreement and used in this Amendment shall have their respective meanings stated in the Agreement unless otherwise defined herein.


     2. INCREASE IN AGGREGATE COMMITMENT. The Agent and the Lenders hereby acknowledge receipt of the request of the Borrower to increase the Aggregate Commitment to $110,000,000.00 during the OverAdvance Period, all pursuant to the terms of Section 2.26 of the Agreement, and agree that upon the execution and delivery of this Amendment by all of the parties hereto and of the replacement Promissory Note payable to Bank One attached hereto as Exhibit "A" in the principal amount of the Bank One OverAdvance Commitment, as well as delivery of all other agreements, documents, and instruments required by this Amendment, all conditions precedent and procedures required by Section
2.26 to so increase the Aggregate Commitment during the OverAdvance Period to $110,000,000.00 shall be deemed satisfied. At the close of the last day of the OverAdvance Period, the Aggregate Commitment shall return to the amount of $100,000,000.


     3. RATABLE LOANS. Section 2.3 of the Agreement is hereby amended and restated in its entirety as follows:

     2.3. Ratable Loans. Each Advance made hereunder shall consist of Loans made from the several Lenders ratably in proportion to the ratio that their respective Commitments bear to the Aggregate Commitment; provided, however, that notwithstanding the foregoing, during the OverAdvance Period only, Loans shall be made ratably by the several Lenders ratably in proportion to the ratio that their respective Commitments (using for Bank One its Bank One OverAdvance Commitment) bear to the remainder of the Aggregate Commitment minus the Additional Aggregate Commitment until the aggregate outstanding principal balance of the Revolving Loan equals $100,000,000, at which time all further Loans shall be made by Bank One alone, but in no event shall: (i) the aggregate outstanding principal amount of all Loans made by Bank One during the OverAdvance Period exceed the Bank One OverAdvance Commitment; or (ii) the aggregate outstanding principal amount of the Revolving Loan during the OverAdvance Period exceed at any time the sum of $110,000,000.

         4. UNUSED FEE. The first sentence of Section 2.5 of the Agreement is hereby amended and restated in its entirety as follows:

     2.5. Unused Fee; Reductions in Aggregate Commitment. The Borrower agrees to pay to the Agent for the account of each Lender an unused fee of one-fifth (1/5%) per annum on the daily unused portion of such Lender's Commitment from the date hereof to and including the Facility Termination Date, payable on the last Business Day of each calendar quarter hereafter and on the Facility Termination Date; provided, however, that notwithstanding the foregoing, during the OverAdvance Period only, the unused fee shall be distributed to the Lenders based upon the amount of their respective Commitments, (using in Bank One's case the Bank One Prior Commitment), with Bank One only receiving the unused fee payable with respect to the Additional Aggregate Commitment.


     5. REPRESENTATIONS AND WARRANTIES. To induce the Lenders to enter into this Amendment, the Borrower affirms that the representations and warranties contained in the Agreement are correct as of the date of this Amendment, except that (i) they shall be deemed also to refer to this Amendment, as well as all documents named herein, and (ii) Section 5.4 shall be deemed also to refer to the most recent audited and unaudited financial statements of the Borrower delivered to the Lenders.


     6. EVENTS OF DEFAULT. The Borrower certifies that no Default or Unmatured Default under the Agreement, as amended by this Amendment, has occurred and is continuing as of the execution date of this Amendment.


     7.          CONDITIONS  PRECEDENT.    As  conditions  precedent  to  the
effectiveness of this Amendment, the Agent shall first receive with sufficient copies for the Lenders the following contemporaneously with the execution and delivery of this Amendment, each duly executed, dated and in form and substance satisfactory to the Lenders:

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

     (xxiii) A certified copy of a Resolution of the Board of Directors of Crossmann Management, Inc., an Indiana corporation, authorizing the execution, delivery and performance, respectively, of its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Crossmann Management, Inc. is a party.

     (xxiv) A certificate of the Secretary of the Board of Directors of Crossmann Management, Inc. certifying the names of the officer or officers authorized to sign its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Crossmann Management, Inc. is a party, together with a sample of the true signature of each such officer.

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

     (xxviii)A certificate of the Secretary of the Board of Directors of Deluxe Homes of Ohio,
Inc. certifying the names of the officer or officers authorized to sign its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Deluxe Homes of Ohio, Inc. is a party, together with a sample of the true signature of each such officer.

         (xxix) The Promissory Note (Revolving Loan) ($35,000,000.00) payable to the order of Bank One, Indiana, N.A. in the form attached hereto as Exhibit "A."

          (xxx) Payment of a fee in the amount of $2,500.00 which shall be payable solely to Bank One in consideration of the Bank One OverAdvance Commitment.

     (xxxi) A Reaffirmation Guaranty Agreement from each Current Subsidiary in the form of Exhibit "B"attached hereto, duly completed for each such Current Subsidiary.

     (xxxii) All additional fees and expenses of  the  Agent,  including  but
not    limited    to    the
          Agent's reasonable attorneys' fees incurred in connection with the drafting, negotiation, and closing of this Amendment or which may remain unpaid and incurred in connection with prior amendments and matters involving the Company; and

     (xxxiii) Such other instruments, agreements, and documents that the Agent or any Lender may reasonably require.


     8. EFFECT OF AMENDMENT. Except as amended in this Amendment, all of the terms and conditions of the Agreement shall continue unchanged and in full force and effect together with this Amendment.












                    [This Space Left Blank Intentionally]

     IN WITNESS WHEREOF, the Borrower, the Lenders, and the Agent, by their respective duly authorized officers, have executed and delivered in Indiana this Third Amendment to Credit Agreement as of June 19, 2000.


CROSSMANN  COMMUNITIES,  INC.,  an  Indiana  corporation


                                   By:          /s/  Jennifer  A.  Holihen
                                        Jennifer  A. Holihen, Chief Financial
Officer,  Treasurer  and  Secretary

                                   9210  North  Meridian  Street
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
                                   E-mail:         ___________________________
Commitments

$25,000,000.00                             BANK ONE, INDIANA, N.A., a national
banking  association,  by  itself  and  as  Agent


                                   By:          /s/  Patrick  D.  Lease
                                        Patrick  D.  Lease,  First    Vice
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
                                   E-mail:          __________________________


$18,750,000.00                                                 PNC BANK,  N.A.


                                   By:          /s/  James  A.  Harmann
                                        James  A.  Harmann,  Vice  President

                                   201  East  Fifth  Street,  Suite  200
                                   Real  Estate  Finance
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
                                   E-Mail:         ___________________________

                             SCHEDULE OF EXHIBITS


Exhibit  "A"                    -             Promissory Note (Revolving Loan)
($35,000,000.00)(Bank  One,  Indiana,  N.A.)


Exhibit  "B"                   -          Reaffirmation of Guaranty Agreement















































          PROMISSORY  NOTE
                               (Revolving Loan)

                                             Indianapolis,  Indiana
$35,000,000.00                                            Dated: June 19, 2000
                                             Final  Maturity:  March  31, 2003


     On or before March 31, 2003 ("Final Maturity"), CROSSMANN COMMUNITIES, INC., an Indiana corporation (the "Maker") promises to pay to the order of BANK ONE, INDIANA, N.A., a national banking association (the "Lender") at the principal office of BANK ONE, INDIANA, N.A., a national banking association (the "Agent") in Indianapolis, Indiana, the principal sum of Thirty-Five Million and 00/100 Dollars ($35,000,000.00) or so much of the principal amount of the Loan represented by this Note as may be disbursed by the Lender under the terms of the Credit Agreement described below, and to pay interest on the unpaid principal balance outstanding from time to time as provided in this Note.

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

     All amounts payable under the terms of this Note shall be payable with expenses of collection, including attorneys' fees, and without relief from valuation and appraisement laws.
     This Note supersedes and replaces that certain Promissory Note dated March 31, 2000, made by the Maker to the order of the Lender in the principal amount of $25,000,000.00, with a final maturity date of March 31, 2003.

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


                                   CROSSMANN  COMMUNITIES,  INC.,  an  Indiana
corporation



                                   By:          /s/  Jennifer  A.  Holihen
                                        Jennifer  A.  Holihen, Chief Financial
Officer,  Treasurer  and  Secretary







































          REAFFIRMATION  OF  GUARANTY  AGREEMENT



     The undersigned being a Guarantor under that certain Guaranty Agreement dated as of _____________________ (the "Guaranty Agreement"), pursuant to which the undersigned guaranteed the obligations of CROSSMANN COMMUNITIES, INC., an Indiana corporation (the "Borrower") to BANK ONE, INDIANA, NA, a national banking association, in its capacity as Agent (the "Agent") for the ratable benefit of the Lenders ("Lenders") under the terms of that certain Credit Agreement (the "Agreement") dated April 1, 1999, entered into by and among the Borrower, the Lenders, and the Agent, hereby consents to the execution of that certain Third Amendment to Credit Agreement to be entered into by and among the Company, the Lenders, and the Agent dated as of even date herewith (the "Third Amendment"), and hereby agrees that the Obligations (as defined in the Guaranty Agreement) shall include the increase in the amount of the Aggregate Commitment to $110,000,000.00, on the terms and conditions as more fully set forth in the Third Amendment.

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


     IN WITNESS WHEREOF, the undersigned have signed this Reaffirmation of Guaranty Agreement as of the 19th day of June, 2000.



____________________________________



                                   By:          ______________________________

______________________________
                                             (Printed  name  and  title)

STATE  OF  ___________________          )
                         )SS:
COUNTY  OF  _________________          )

     Before  me,  a  Notary  Public  in  and  for  the above County and State,
personally appeared                                   , the
            of                                                         , a
                           , who as such officer acknowledged the execution of
the  foregoing  Reaffirmation  of  Guaranty Agreement for and on behalf of the
_____________  this                    day  of    June,  2000.


                              Signature:

                              Printed:
                                                             Notary  Public
My  Commission  Expires:

My  County  of  Residence: