Form 10-Q
period 2000-09-30
CROSSMANN COMMUNITIES INC
filed 2000-11-14
CIK 911644

Securities and Exchange Commission
                            Washington D.C.  20549

                                  FORM 10-Q

[  X  ]    Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange  Act  of  1934  For  the  Period  Ended  September  30,  2000.

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




  There were 10,417,045  Common shares outstanding as of November 14, 2000.

                         CROSSMANN COMMUNITIES, INC.
                                  FORM 10-Q

                                    INDEX

Part  I.  Financial  Information.

     Item  1.          Financial  Statements.

Consolidated balance sheets as of September 30, 2000 (unaudited) and December 31, 1999.

Consolidated unaudited statements of income for the Three Months Ended September 30, 2000 and 1999, and for the Nine Months ended September 30, 2000 and 1999.

Consolidated unaudited statements of cash flows for the Nine Months Ended September 30, 2000 and 1999.

Notes to consolidated unaudited financial statements for the Nine Months Ended September 30, 2000 and1999.

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

     Item  3.          Defaults  upon  Senior  Securities.

     Item  4.          Submission  of  Matters  to a Vote of Security Holders.

     Item  5.          Other  Information.

     Item  6.          Exhibits  and  Reports  on  Form  8-K.


Signatures.

                       PART I.  FINANCIAL INFORMATION.

Item  1.    Financial  Statements


                            CROSSMANN COMMUNITIES, INC.
                                  AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS





                                            SEPTEMBER 30, 2000    DECEMBER 31, 1999
                                            --------------------  ------------------
                                                     (UNAUDITED)
                                            --------------------
ASSETS
  Cash and cash equivalents                 $         10,609,916  $       13,635,911
  Unfunded settlements                                 2,776,704           1,286,099
  Retainages                                             401,113           1,198,342
  Real estate inventories                            263,790,426         259,995,959
  Furniture and equipment, net                         4,858,148           4,753,141
  Investments in joint ventures                       30,020,027          27,669,884
  Goodwill, net                                       16,366,161          17,597,512
  Other assets                                        15,935,771          13,738,257
                                            --------------------  ------------------
Total assets                                $        344,758,266  $      339,875,105
                                            ====================  ==================


LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable and other liabilities    $         16,891,162  $       31,436,645
  Notes payable                                      131,472,288         119,959,088
                                            --------------------  ------------------
Total liabilities                                    148,363,450         151,395,733

Commitments and contingencies

Shareholders' equity:
  Common shares                                       47,036,453          63,616,282
  Retained earnings                                  149,358,363         124,863,090
                                            --------------------  ------------------
Total shareholders' equity                           196,394,816         188,479,372
                                            --------------------  ------------------
Total liabilities and shareholders' equity  $        344,758,266  $      339,875,105
                                            ====================  ==================

See  accompanying  notes.











                                  CROSSMANN COMMUNITIES, INC.
                                        AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                        THREE  MONTHS  ENDED  SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,



                                              2000           1999           2000           1999
                                      -------------  -------------  -------------  -------------

Sales of residential real estate      $148,769,374   $170,990,809   $408,982,634   $397,648,561
Cost of residential real estate sold   118,527,298    135,612,917    326,653,338    316,250,420
                                      -------------  -------------  -------------  -------------
Gross profit                            30,242,076     35,377,892     82,329,296     81,398,141

Selling, general and
 administrative                         15,141,667     16,094,778     44,656,523     41,980,907
                                      -------------  -------------  -------------  -------------
Income from operations                  15,100,409     19,283,114     37,672,773     39,417,234

Other income, net                        2,317,530      2,127,247      3,650,055      4,447,339
Interest expense                          (459,852)      (534,627)    (1,761,502)    (1,558,335)
                                      -------------  -------------  -------------  -------------
                                         1,857,678      1,592,620      1,888,553      2,889,004
                                      -------------  -------------  -------------  -------------

Income before income taxes              16,958,087     20,875,734     39,561,326     42,306,238
Income taxes                             6,345,850      8,234,191     15,066,053     16,792,122
                                      -------------  -------------  -------------  -------------
Net income                            $ 10,612,237   $ 12,641,543   $ 24,495,273   $ 25,514,116
                                      =============  =============  =============  =============

Weighted average number of
 common shares outstanding:
     Basic                              10,490,420     11,593,170     10,862,002     11,568,617
     Diluted                            10,661,394     11,642,978     11,036,520     11,792,517
                                      =============  =============  =============  =============
Net income per common share:
     Basic                            $       1.01   $       1.09   $       2.26   $       2.21
     Diluted                          $       1.00   $       1.09   $       2.22   $       2.16
                                      =============  =============  =============  =============

See  accompanying  notes.





                                 Crossmann Communities, Inc.
                                       and Subsidiaries

                      Consolidated Statements of Cash Flows (unaudited)



                                                  NINE MONTHS            NINE MONTHS
                                                  ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                  ---------------------  ---------------------
                                                                  2000                   1999
                                                  ---------------------  ---------------------
OPERATING ACTIVITIES:
Net Income                                        $         24,495,273   $         25,514,116
Adjustments to reconcile net income to net cash
  flows from operating activities:
    Depreciation                                               872,409                292,308
    Amortization                                             1,206,495                532,921
     Equity in earnings of affiliates                       (1,438,543)            (2,391,063)
    Cash provided (used) by changes in:
      Retainages                                               797,229                (10,444)
      Amounts due from related parties                            (144)              (325,591)
      Real estate inventories                               (3,794,467)           (55,613,506)
      Other assets                                          (3,663,119)            (5,304,451)
      Accounts payable                                     (12,667,923)            (4,742,074)
      Accrued expenses and other liabilities                (1,877,560)               313,641
                                                  ---------------------  ---------------------
Net cash flows from operating activities                     3,929,650            (41,734,143)

INVESTING ACTIVITIES:
Purchases of furniture and equipment                          (977,416)              (870,057)
Investments in joint ventures                                 (911,600)            (4,766,147)
Business acquisitions                                              -0-             (4,363,760)
                                                  ---------------------  ---------------------
Net cash used by investing activities                       (1,889,016)            (9,999,964)

FINANCING ACTIVITIES:
Proceeds from bank borrowing                               171,456,875            194,166,879
Principal payments on bank borrowing                      (159,896,875)          (155,717,000)
Payments on notes and long-term debt                           (46,800)            (1,281,258)
Repurchase of common shares                                (16,795,167)
Proceeds from sale of common shares                            215,338                488,176
                                                  ---------------------  ---------------------
Net cash provided by financing activities                   (5,066,629)            37,656,797
                                                  ---------------------  ---------------------

Net decrease in cash and cash equivalents                   (3,025,995)           (14,077,310)
Cash and cash equivalents at beginning of period            13,635,911             18,011,456
                                                  ---------------------  ---------------------
Cash and cash equivalents at end of period        $         10,609,916   $          3,934,146
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

NEW  ACCOUNTING  PRONOUNCEMENT
In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting fpr Derivative Instruments and Hedging Activities." We have not completed our assessment of the impact of this standard, as amended, however, it is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

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


RESULTS OF OPERATIONS: THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

Sales decreased approximately $22.2 million, to approximately $148.8 million in the third quarter of 2000 from approximately $171.0 million for the same period in 1999, a decline of 13.0%. Crossmann closed fewer homes in this quarter  compared  to  the  prior  year;  1,194 homes were closed in the third quarter of 2000 compared to 1,434 homes closed during the third quarter of 1999. The decline in unit closings was due in part to the closing of Crossmann's Louisville, Kentucky market. In 1999, Louisville generated 45 closings during the third quarter. The decline also reflects the slowing orders Crossmann experienced in late 1999 and early 2000. During that period, prevailing home mortgage interest rates were on average 150 basis points higher than during the same period the prior year. Order activity in late 1998 and early 1999 was extraordinarily strong , giving rise to very large closing volume in the third quarter of 1999.

Gross profit decreased approximately $5.1 million, to approximately $30.2 million for the third quarter of 2000 from approximately $35.4 million for the third quarter of 1999. This represents a gross margin of 20.3% of sales in the third quarter of 2000 as compared to 20.7% of sales in the third quarter of 1999. The lower margin in 2000 is due in part to increased use of financing assistance programs in 2000 compared to 1999.

Selling, general and administrative expenses decreased approximately $953,000, or 5.9%, to approximately $15.1 million for the third quarter of 2000 from approximately $16.1 million for the third quarter of 1999. This decline reflects lower commission expense on the lower sales volume. Selling, general and administrative expenses increased as a percentage of sales to 10.2% in the third quarter of 2000 from 9.4% in the third quarter of 1999.

Other income net of expenses increased approximately $190,300 for the three months ended September 30, 2000, from approximately $2.1 million in 1999 to approximately $2.3 million in 2000. The increase was due to higher earnings from land development joint ventures and other miscellaneous sources. Trinity Homes LLC ("Trinity"), a homebuilding joint venture in Indianapolis, generated approximately $876,900, down slightly from the $1.0 million it contributed in 1999.

Income before income taxes decreased approximately $3.9 million, or 18.8%, to approximately $17.0 million. The Company's effective tax rate was 37.4% in the third quarter of 2000 as compared to 39.4% in the third quarter of 1999. Net income decreased approximately $2.0 million, or 16.1%, to approximately $10.6 million. Net income as a percentage of sales decreased to 7.1% in the third quarter of 2000, compared to 7.4% in the third quarter of 1999.


RESULTS OF OPERATIONS: NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

Sales increased approximately $11.3 million, or 2.9%, to approximately $409.0 million for the nine months ended September 30, 2000 from approximately $397.6 million for the nine months ended September 30, 1999. Sales were higher as a result of a higher average selling price, approximately $124,100 per home for the nine months ended September 30, 2000 as compared to approximately $118,000 during the same period in 1999, an increase of 5.2%. Closings were down slightly; 3,296 homes were closed in the nine months ended September 30, 2000, compared to 3,372 homes closed during the nine months ended September 30,1999, a decline of 2.3%.

Gross profit increased approximately $931,200, to approximately $82.3 million.
 This represents a gross margin of 20.1% of sales in the first nine months of 2000 as compared to 20.5% of sales in the first nine months of 1999. The lower margin in 2000 is due in part to increased use of financing assistance programs in 2000 compared to 1999 and to low margins on inventory dispositions in the Louisville market.

Selling, general and administrative expenses increased approximately $2.7 million, or 6.4%, to approximately $44.7 million. This increase is principally increased sales commissions on the higher sales volume. Crossmann s fixed selling, general and administrative expenses are generally lower; the Company has reduced fixed spending to help offset slowing revenue in the third quarter. Selling, general and administrative expenses as a percentage of sales increased to 10.9% in the first nine months of 2000, compared to 10.6% in the first nine months of 1999.

Other income net of expenses decreased approximately $797,300 from approximately $4.4 million for the first nine months of 1999 to approximately $3.7 million in 2000. The decrease is due principally to lower earnings from the Trinity joint venture. Trinity contributed approximately $1.4 million in 2000 compared to approximately $2.4 million in 1999.

Income before income taxes decreased approximately $2.7 million, or 6.5%, to approximately $39.6 million. The Company's effective tax rate was 38.1% in the first nine months of 2000 as compared to 39.7% in the first nine months of
1999.    Net  income  decreased  approximately  $1.0  million,  or  4.0%,  to approximately $24.5 million. Net income as a percentage of sales decreased to 6.0% in 2000, down from 6.4% in 1999.

CHANGES  IN  FINANCIAL  POSITION

Retainages
Retainages are funds withheld from the Company in escrow, awaiting completion of work on the home that may have been delayed by weather. Retainages declined approximately 66.5% since December 31, 1999, reflecting completion of this work and the collection of the escrow. This change is seasonal in nature. Lawns, landscaping and certain concrete work may be impossible to install in the winter and spring; they are completed for homeowners during the summer and early fall.

Inventory
Real estate inventories increased approximately 1.5%, almost even with the December 31, 1999 level. This inventory level is relatively low, matching the investment at midwinter. This reflects the Management's efforts to reduce land investment in underperforming markets, such as Louisville, and to strengthen the land position in markets that are relatively strong.

Notes  payable
Notes payable increased approximately $11.5 million during the first nine months of 2000; however, accounts payable were approximately $12.7 million lower. This reflects an insignificant timing difference in the presentment of vendor payments. Total liabilities were approximately 2.2% lower at September 30, 2000 than at December 31, 1999.


CAPITAL  RESOURCES  AND  LIQUIDITY

At September 30, 2000, the Company had approximately $10.6 million in cash and cash equivalents.

The Company's primary uses of capital are home construction costs and the purchase and development of land. Real estate inventories were approximately $263.8 million, or 76.6% of total assets, at September 30, 2000, compared to $260.0 million or 76.5% of total assets at December 31, 1999. Capital is also used for the addition and improvement of equipment used in administering the business and for model home furnishings.

The Company also used cash in the first nine months of the year to repurchase 1,070,500 shares at a total cost of $16,795,167, of which 202,700 shares were purchased in the third quarter of 2000. This program was authorized October 8, 1999 by the Board of Directors. The total authorization was 15% of the total shares then outstanding or 1.7 million shares. As of September 30, 2000, the Company had repurchased 1,253,000 shares under this program.

Cash expenditures were financed with cash from operations and with borrowings on a $100.0 million unsecured line of credit, with Bank One, Indiana, N.A. as agent. The line of credit bears interest at the banks's prime lending rate, but permits portions of the outstanding balance to be committed for fixed periods of time at a rate equal to LIBOR plus 1.45%. The credit facility matures March 31, 2003. At September 30, 2000, $67.6 million was outstanding on this line. On October 20, 2000, Crossmann increased the size of its line of credit to $135.0 million to accommodate an acquisition. This transaction is described below under "Future Trends."

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

The note agreements and the bank's line of credit require compliance with certain financial and operating covenants and place certain limitations on the Company's investments in land and unconsolidated joint ventures. The agreements also restrict payments of cash dividends on the common shares by the Company.

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

Backlog at September 30, 2000 was 2,021 homes with an aggregate sales value of approximately $252.0 million, compared to 2,508 homes with an aggregate sales value of approximately $295.0 million at September 30, 1999. The decline in the number of homes in backlog is approximately 19.4%. Starting backlog was lower, with 1,496 in backlog at January 1, 2000, compared to 1,744 at January 1, 1999. New orders in the first nine months of 2000 were lower as well: 3,821 contracts were written in the first nine months of 2000 as compared to 4,136 in 1999, a decrease of 7.6%. This decline is due in part to the closing of the Louisville market, which contributed 106 orders in the first nine months of 1999, compared to 37 in 2000, and to an uncertain interest rate environment.

Although year-to-date orders are lower in 2000 than in 1999, order trends appear to be improving. During the third quarter of 2000, 1,150 contracts were written compared to 910 in the third quarter of 1999, an increase of 26.4%.


OTHER  BUSINESS  CONDITIONS

Interest  rates
The housing industry is affected by consumer confidence levels and prevailing economic conditions in genereal and by job availability and interest rates in particular. Most of the markets in which Crossmann operates have experienced a contraction in the total number of permits issued in 2000 compared to 1999. This general tightening is the result of increases in borrowing costs for consumers over the course of the past 18 months.
Inflation
The Company, as well as the homebuilding industry in general, may be adversely affected during periods of high inflation, primarily because of higher land and construction costs. To date, inflation has not had a material adverse effect on the Company's business, financial condition, and results of operations. However, there is no assurance that inflation will not have a material adverse impact on the Company's future business, financial condition, and results of operations.

Weather
The Company's business is subject to weather-related seasonal factors which can affect quarterly results of operations. Adverse weather may interfere with construction activity, and may affect order activity as well.

FUTURE  TRENDS

Housing permits in all Crossmann's markets have contracted during the first nine months of 2000 compared to 1999 levels, due to higher mortgage interest rates. As this occurs, the Company faces discounting from some competitors as builders seek to maintain their share of a shrinking housing market. Crossmann may elect to meet this pricing challenge on a limited basis in order to move inventory.

Lower closings and margin pressure are likely to generate lower net income in 2000 compared to 1999. However, management is optimistic that, by taking appropriate action, it can still generate above average returns even at a lower volume level.

Paragon  Title  LLC
One step Crossmann has taken to improve margins is to reduce the cost of closing its real estate transactions. Crossmann generally pays for a title policy on each piece of property it conveys. The charge for this policy has always been paid to various outside title companies. On August 8, 2000, Crossmann formed its own title company, Paragon Title LLC ("Paragon'), which will issue title policies for a portion of Crossmann's closings. Paragon acquired the assets of Crossmann's primary title insurance provider in Indianapolis, Service Title LLC, (principally office equipment) at book value and hired its employees. Management estimates this acquisition will save approximately $500 per home when Paragon issues the title policy. Currently Paragon issues titlework only for closings in Indianapolis. During 2001, Paragon will expand to Crossmann's other markets.

Trinity  Homes  LLC
Crossmann has elected to improve its volume in 2000 by acquiring Trinity Homes LLC in its entirety. On October 20, Crossmann acquired 100% of Trinity Homes LLC. Crossmann had previously acquired a 50% interest in the
Indianapolis homebuilder in October of 1997. Crossmann purchased the outstanding 50% interest pursuant to the 1997 joint venture agreement.

In 1999, Trinity closed 536 units with revenue of approximately $115.4 million and pretax income of approximately $7.9 million, of which Crossmann reflected 50%, or $3.96 million, in Crossmann's "Other Income." During the first nine months of 2000, Trinity closed 400 units, and had revenue of approximately $86.8 million and pretax income of $2.88 million. Crossmann assumes Trinity's backlog of 311 homes, with an aggregate sales value of approximately $66.8 million.

With this acquisition, Crossmann strengthens its dominant position in the Indianapolis metropolitan market.


                        Historical Closing Information



Year Ended December 31:
                                                     Pro Forma
                                 Crossmann  Trinity  Combined
                                                     ---------
1999 Indianapolis                    2,412      536      2,915
1999 Company total                   5,100      536      5,636

Nine Months Ended September 30:
2000 Indianapolis                    1,441      400      1,841
2000 Company total                   3,296      400      3,696



The acquisition of Trinity marks a departure from Crossmann's longstanding emphasis on the entry-level and first move-up purchaser. In 1999, Crossmann's average selling price was $119,474. Trinity serves principally a first- or second-time move-up purchaser at an average price of approximately $215,000, with some homes exceeding $1 million in price. The Company is comfortable diversifying its product line to other price points in Indianapolis because of its knowledge of the market and because Trinity's management will continue running the high-end operation.

Historically, Trinity's gross margins have run approximately 16% (compared to Crossmann's 20.1%), and its pretax net operating margin has been approximately
 6.0% (compared to Crossmann's 9.7%). Including Trinity will add to earnings, but margins in the near future will be somewhat lower compared to prior periods. One of Crossmann's objectives in acquiring Trinity is to improve Trinity's operations. Association with Crossmann has already given Trinity increased access to land and capital since the venture was formed three years ago; the complete combination should generate further efficiencies due to shared purchasing and systems and lower borrowing costs. However, it may be several quarters until savings from these improvements are realized.

Crossmann    issued  cash  for  the equity interest in Trinity, giving rise to
approximately  $3.5  million  in  goodwill.    The  Company  also  assumed
approximately $30 million in debt. Concurrent with the transaction, Crossmann modified its credit agreement with Bank One, Indiana, N.A. to accommodate the higher inventory levels.

The  closing  was  effective  October  1,  2000.

Nashville,  Tennessee
Crossmann has made the decision to withdraw from the Nashville market and redeploy capital invested there to markets where it can generate higher returns. Shutdown of this market is not expected to have a material effect on the Company's financial performance. At September 30, 2000, Crossmann had approximately $7.0 million invested in Nashville, compared to $344.5 million in total assets. The Nashville market contributed 95 closings in 1999 and 83 during the first nine months of 2000.







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

Item  1.    Legal  Proceedings.
Item  2.    Changes  in  Securities.
Item  3.    Defaults  Upon  Senior  Securities.
Item  5.    Other  Information.

ITEM  4.    SUBMISSIONS  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
None.


ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K.
a)  Exhibits



Exhibit
Number   Description of Exhibit
3.1      Amended and restated Articles of Incorporation of Crossmann Communities,
         Inc.(Incorporated by reference to Exhibit 3.1 to Form S-1 Registration Statement No.
                                                                                    33-68396.)
3.2      Bylaws of Crossmann Communities, Inc. (Incorporated by reference to Exhibit 3.2 to Form S-1 Registration Statement No. 33-68396.)
4.1      Specimen Share Certificate for Common Shares.  (Incorporated by reference to
         Exhibit 2.9 to Form S-1 Registration Statement No. 33-68396.)
10.1     1993 Outside Director Stock Option Plan.  (Incorporated by reference to Exhibit 10.2 to Form S-1 Registration Statement No. 33-68396.)
10.2     1993 Employee Stock Option Plan, As amended as of May 22, 1996.  (Incorporated by reference to Exhibit 10.3 to Form 10-Q dated August 13, 1996.)
10.37    Note Agreement dated as of December 19, 1995, $25,000,000 7.625% Senior Notes
         due December 9, 2004, by Crossmann Communities, Inc., et al. (Incorporated by
         reference to Exhibit 10.37 to From 10-K dated March 18, 1996.)
10.38    7.625% Senior Note due December 19, 2004, issued to Combined Insurance
         Company by Crossmann Communities, Inc., et al.  (Incorporated by reference to
         Exhibit 10.38 to Form 10-K dated March 18, 1996.)
10.39    7.625% Senior Note due December 19, 2004, issued to Minnesota Mutual Life
         Insurance company by Crossmann Communities, Inc., et al.  (Incorporated by
         reference to Exhibit 10.39 to Form 10-K dated March 18, 1996.)
10.40    Note Agreement dated as of June 11, 1998, $50,000,000 7.75% Senior Notes due
         June 11, 2008, by Crossmann Communities, Inc., et al.  (Incorporated by reference to Exhibit 10.46 to Form 10-Q dated August 14, 1998.)
10.41    Form of 7.75% Senior Note due June 11, 2008, issued to various insurance companies by Crossmann Communities, Inc. et al.  (Incorporated by reference to Exhibit 10.45 to Form 10-Q dated August 14, 1998.)
10.42    Credit Agreement, dated April 1, 1999, among Crossmann Communities, Inc. and
         Bank One, Indianapolis N.A. (as "Agent') and the Lenders Parties Thereto.
         (Incorporated by reference to Exhibit 10.16 to Form 10-Q dated May 13, 1999)
10.43    First Amendment to Credit Agreement, dated June 11, 1999, among Crossmann
         Communities, Inc. and Bank One, Indiana N.A. (As "Agent') and the Lenders Party
         Thereto. (Incorporated by reference to Exhibit 10.43 to Form 10-Q dated August 13,
                                                                                        1999.)
10.44    Promissory Note, dated June 11, 1999, in favor of Bank One, Indiana, N.A.
         (Incorporated by reference to Exhibit 10.44 to Form 10-Q dated August 13, 1999.)
10.45    Promissory Note, dated June 11, 1999, in favor of Fifth Third Bank, Indiana.
         (Incorporated by reference to Exhibit 10.45 to Form 10-Q dated August 13, 1999.)
10.46    Promissory Note, dated June 11, 1999, in favor of Huntington National Bank of
         Indiana.    (Incorporated by reference to Exhibit 10.46 to Form 10-Q dated August
                                                                                    13, 1999.)
10.47    Promissory Note, dated June 11, 1999, in favor of PNC Bank of Ohio, N.A.
         (Incorporated by reference to Exhibit 10.47 to Form 10-Q dated August 13, 1999.)
10.48    Promissory Note, dated June 11, 1999, in favor of KeyBank National Association.
         (Incorporated by reference to Exhibit 10.48 to Form 10-Q dated August 13, 1999.)
10.49    Asset Purchase Agreement, dated June 18, 1999 by and among Crossmann
         Communities, Inc., Crossmann Communities of North Carolina, Inc., Homes by Huff
         & Co., Inc., Mitchell T. Huff, Thomas A. Huff and Thomas C. Huff.  (Incorporated
         by reference to Exhibit 10.49 to Form 10-Q dated August 13, 1999.)
10.50    Employment contract dated June 18, 1999, by and among Crossmann Communities of North Carolina, Inc., Crossmann Communities, Inc. and  Mitchell T. Huff.
         (Incorporated by reference to Exhibit 10.50 to Form 10-Q dated August 13, 1999.)
10.51    Fourth  Amendment to Credit Agreement, dated October 20, 2000, among Crossmann
         Communities, Inc. and Bank One, Indiana, N.A. (As "Agent") and the Lenders Party
         Thereto.
10.52    Membership Interest Purchase Agreement dated October 20, 2000 by and among
         Crossmann Communities Partnership, Trinity Homes, Inc. and Pyramid Mortgage
         Co., Inc.
10.53    Membership Interest Purchase Agreement dated October 20, 2000 by and among
         Crossmann Communities Partnership, John E. McKenzie, James D. McKenzie, and
         Mark W. Thune.
10.54    Employment contract dated October 20, 2000 by and among Trinity Homes, LLC,
         Crossmann Communities, Inc. and John E. McKenzie.
10.55    Employment contract dated October 20, 2000 by and among Trinity Homes, LLC,
         Crossmann Communities, Inc. and James D. McKenzie.
10.56    Nonsolicitation Agreement dated October 20, 2000 by and among Crossmann
         Communities Partnership, Trinity Homes, LLC, and together with Crossmann
         Comminities Partnership and Trinity Homes, Inc.
10.57    Nondisclosure, Noncompetition and Nonsolicitation Agreement dated October 20,
         2000 by and among Crossmann Communities, Inc., together with Crossmann
         Communities Partnership, and Trinity Homes, LLC, and John E. McKenzie.
10.58    Nondisclosure, Noncompetition and Nonsolicitation Agreement dated October 20,
         2000 by and among Crossmann Communities, Inc., together with Crossmann
         Communities Partnership, and Trinity Homes, LLC, and James D. McKenzie
10.59    Nondisclosure, Noncompetition and Nonsolicitation Agreement dated October 20,
         2000 by and among Crossmann Communities Partnership, Trinity Homes, LLC, and Pyramid Mortgage.
10.60    Asset Purchase Agreement, dated August 8, 2000 by and among Paragon Title, LLC and Service Title, Inc.
10.61    Employment Agreement dated August 9, 2000 by and among Paragon Title, LLC,
         Crossmann Communities, Inc. and Linda Givens.
19.1     Lease by and between Pinnacle Properties LLC ("Landlord") and Crossmann
         Communities, Inc. (Tenant"), 9202 North Meridian Street, Suite 300, Indianapolis,
         Indiana 46260, executed April 18, 1994.  (Incorporated by reference to Exhibit 19.1 to Form 10-Q dated August 12, 1994.)
27.1     Financial Data Schedule for the quarter ended September 30, 2000.



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





CROSSMANN  COMMUNITIES,  INC.


  /s/  Jennifer  A.  Holihen
Jennifer  A.  Holihen
Director,  Chief  Financial  Officer;
Treasurer;  Secretary;
(Principal  Financial  and  Accounting  Officer)


Dated:  November  14,  2000






























EXHIBIT  10.51

     FOURTH  AMENDMENT  TO  CREDIT  AGREEMENT


     CROSSMANN COMMUNITIES, INC., an Indiana corporation (the "Borrower"), BANK ONE, INDIANA, NA, a national banking association, individually and as Agent (the "Agent") for the Lenders (the "Lenders") parties to that certain Credit Agreement dated as of April 1, 1999, as amended (collectively, the "Agreement"), and the Lenders, agree to further amend the Agreement by this Fourth Amendment to Credit Agreement (the "Amendment") as follows.


     1.      DEFINITIONS.     The definition of "Fourth Amendment" is hereby
added to the Article I of the Agreement, and the definitions of "Commitment" and "Current Subsidiary"appearing in Article I are hereby amended and restated in their respective entireties as follows:

          "Commitment" means, for each Lender, the obligation of such Lender to make Loans not exceeding the amount set forth opposite its signature on the Fourth Amendment or as set forth in any Notice of Assignment relating to any assignment that has become effective pursuant to Section 12.3.2, as such amount may be modified from time to time pursuant to the terms hereof.

     "Current Subsidiary" means any of Deluxe Homes of Lafayette, Inc., an Indiana corporation, Crossmann Community Partnership, an Indiana general partnership, Merit Realty, Inc., an Indiana corporation, Crossmann Communities of Ohio, Inc. (formerly known as Deluxe Homes of Ohio, Inc.), an Ohio corporation, Crossmann Mortgage Corporation, an Indiana corporation, Deluxe Aviation, Inc., an Indiana corporation, Cutter Homes, Ltd., a Kentucky corporation, Crossmann Communities of Tennessee, LLC, a Tennessee limited liability company, Crossmann Investments, Inc., an Indiana corporation, Crossmann Communities of North Carolina, Inc., a North Carolina corporation, Pinehurst Builders, LLC, a South Carolina limited liability company, Crossmann Management, Inc., an Indiana corporation, Deluxe Homes of Ohio, Inc., an Ohio corporation, Trinity Homes, LLC, an Indiana limited liability company, and each entity hereafter becoming a Current Subsidiary in accordance with the procedures set forth in Section 4.3 of this Agreement.

     "Fourth  Amendment"    means that agreement entitled "Fourth Amendment to
Credit Agreement" entered into among the Borrower, the Lenders, and the Agent effective as of October 20, 2000.


All other terms defined in the Agreement and used in this Amendment shall have their respective meanings stated in the Agreement unless otherwise defined herein.


     2.       INCREASE IN AGGREGATE COMMITMENT.   The Borrower has requested
an increase in the Aggregate Commitment to $135,000,000, and the Agent and the Lenders agree that upon the execution and delivery of this Amendment and the Promissory Note payable to the order of Bank One in the form attached
hereto  as  Exhibit  "A,"    as  well  as  delivery of all other agreements,
documents, and instruments required by this Amendment, all conditions precedent and procedures required by the Agreement shall be satisfied, and the Aggregate Commitment shall increase to $135,000,000.


3.     ab     RATABLE LOANS.  Section 2.3 of the Agreement is hereby amended
and
restated  in  its  entirety  as  follows:

     2.3 Ratable Loans. Each Advance hereunder shall consist of Loans made from the several Lenders ratably in proportion to the ratio that their respective Commitments bear to the Aggregate Commitment.


     4. ACQUISITION OF TRINITY HOMES, LLC. The Agent and the Lenders hereby consent to the use of proceeds of the Revolving Loan by the Borrower to acquire one hundred percent (100%) of the membership interests of Trinity Homes, LLC, an Indiana limited liability company ("Trinity"), and waive any Defaults or Unmatured Defaults that the use of proceeds of the Revolving Loan for such purpose or the acquisition of Trinity might otherwise trigger under the Section 6.2 of the Agreement, regarding the use of proceeds of the Revolving Loan, or under Section 6.14 of the Agreement which contains a prohibition as to the acquisition by the Borrower of Subsidiaries. The consents and waivers set forth herein are subject to and contingent upon the Borrower complying contemporaneously herewith with the requirements of Section
4.3 of the Agreement in order that Trinity become a Current Subsidiary for all purposes of the Agreement, including but not limited to the delivery by Trinity of its Guaranty Agreement in the form of Exhibit "C" attached hereto, and the delivery by the Borrower of a Compliance Certificate duly
completed  in  the  form  of  Exhibit  "F"    to  the  Agreement.


     5. REPRESENTATIONS AND WARRANTIES. To induce the Agent and the Lenders to enter into this Amendment, the Borrower affirms that the representations and warranties contained in the Agreement are correct as of the date of this Amendment, except that (i) they shall be deemed also to refer to this Amendment, as well as all documents named herein, and (ii) Section 5.4 shall be deemed also to refer to the most recent audited and unaudited financial statements of the Borrower delivered to the Lenders.


     6. EVENTS OF DEFAULT. The Borrower certifies that no Default or Unmatured Default under the Agreement, as amended by this Amendment, has occurred and is continuing as of the execution date of this Amendment except as shall have been expressly waived herein.

     7.          CONDITIONS  PRECEDENT.    As  conditions  precedent  to the
effectiveness of this Amendment, the Agent shall first receive with sufficient copies for the Lenders the following contemporaneously with the execution and delivery of this Amendment, each duly executed, dated and in form and substance satisfactory to the Lenders:
     (i) A certified copy of a Resolution of the Board of Directors of the Borrower authorizing the execution, delivery and performance, respectively, of this Amendment, its Promissory Note payable to the order of Bank One, and the other Loan Documents provided for in this Amendment to which the Borrower is a party.

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

     (xxviii)A certificate of the Secretary of the Board of Directors of Deluxe Homes of Ohio,Inc. certifying the names of the officer or officers authorized to sign its Reaffirmation of Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Deluxe Homes of Ohio, Inc. is a party, together with a sample of the true signature of each such officer.

(xxix)  The  Promissory  Note  (Revolving Loan)($60,000,000.00) payable to the
order  of      Bank  One,  Indiana, NA in the form attached hereto as Exhibit
"A."

     (xxx) A Reaffirmation Guaranty Agreement from each Current Subsidiary in the form of Exhibit "B" attached hereto, duly completed for each such Current Subsidiary.

     (xxxi) A certified copy of a Resolution of the Members of Trinity Homes, LLC, an Indiana limited liability company, authorizing the execution, delivery and performance, respectively, of its Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Trinity Homes, LLC is a party.

         (xxxii) The certificate of the Managing Member of Trinity Homes, LLC certifying the names of the officer or officers authorized to sign its Guaranty Agreement and the other Loan Documents provided for in this Amendment to which Trinity Homes, LLC is a party, together with a sample of the true signature of each such officer.

         (xxxiii)     The Guaranty Agreement of Trinity Homes, LLC in the form
attached  hereto  as  Exhibit  "C."

     (xxxiv)Copies  of  the  Articles  of  Organization and the Certificate of
Organization  of               Trinity Homes, LLC together with all amendments
certified  by  the  Indiana  Secretary  of  State.

     (xxxv) A complete copy of the Operating Agreement of Trinity Homes, LLC certified by the Managing Member of Trinity Homes, LLC as complete and correct.

         (xxxvi)      A Certificate of Existence for Trinity Homes, LLC issued
as  of  a  recent  date  by  the  Indiana  Secretary  of  State.

        (xxxvii) All additional fees and expenses of the Agent, including but not limited to the Agent's reasonable attorneys' fees incurred in connection with the drafting, negotiation, and closing of this Amendment; and

      (xxxviii)     Such other instruments, agreements, and documents that the
Agent  or  any  Lender  may  reasonably  require.


     8. EFFECT OF AMENDMENT. Except as amended in this Amendment, all of the terms and conditions of the Agreement shall continue unchanged and in full force and effect together with this Amendment.
     IN WITNESS WHEREOF, the Borrower, the Lenders, and the Agent, by their respective duly authorized officers, have executed and delivered in Indiana this Fourth Amendment to Credit Agreement as of October 20, 2000.

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
                              E-mail:                  jholihen@croscom.com

Commitments

$60,000,000.00                       BANK ONE, INDIANA, NA, a national banking
association,  individually  and  as  Agent



                              By:/s/  Richard  L.  Mott
                                   Richard  L.  Mott,  First  Vice  President

Bank  One  Center/Circle  -  Suite  203
                              111Monument  Circle
                              Indianapolis,  Indiana    46277

Attention:          Patrick  D.  Lease,  First  Vice  President
                              Telephone:          (317)  321-3844
                              Telecopy:          (317)  321-7647
                              E-mail:          Patrick_D_Lease@EM.FCNBD.com


$18,750,000.00                             HUNTINGTON NATIONAL BANK OF INDIANA



                              By:  /s/  Russell  R.  Swan
                              Russell  R. Swan,  Jr.,  Senior  Vice  President

                              Capital  Center,  Suite  1800
                              201  North  Illinois  Street
                              Indianapolis,  Indiana  46204
                              Attention:     Russell R. Swan, Jr., Senior Vice
                                           President
                              Telephone:          (317)  237-2547
                              Telecopy:          (317)  237-2505
                              E-mail:            Russell.Swan@Huntington.com




$18,750,000.00                                       FIFTH THIRD BANK, INDIANA



                              By:          /s/  Erik  Miner
                                   Erik  Miner,  Senior  Vice  President

                              Capital  Center,  North  Tower
                              251  North  Illinois  Street,  Suite  1000
                              Indianapolis,  Indiana  4604

                              Attention:     Erik Miner, Senior Vice President
                              Telephone:          (317)  383-2392
                              Telecopy:          (317)  383-2427
                              E-mail:          Erik.Miner@53.com


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
E-mail:          James.Harmann@pncbank.com




$18,750,000.00                                    KEYBANK NATIONAL ASSOCIATION



                              By:          /s/  Jane  E.  Butler
                                   Jane  E.  Butler,  Assistant Vice President

                              10  West  Market  Street
                              Indianapolis,  Indiana  46204

                              Attention:          Jeffrey  K.  Lockhart,  Vice
President
                              Telephone:          (317)  464-8320
                              Telecopy:          (317)  464-8301
                              E-Mail:          Jeffrey_K_Lockhart@keybank.com

                             SCHEDULE OF EXHIBITS


Exhibit  "A"                    -             Promissory Note (Revolving Loan)
($60,000,000.00)(Bank  One,  Indiana,  NA)


Exhibit  "B"           -          Reaffirmation of Guaranty Agreement (Current
Subsidiaries)


Exhibit  "C"                -          Guaranty Agreement (Trinity Homes, LLC)




                               PROMISSORY NOTE
                               (REVOLVING LOAN)

                                             Indianapolis,  Indiana
$60,000,000.00                                         Dated: October 20, 2000
                                             Final  Maturity:  March  31, 2003

     On or before March 31, 2003 ("Final Maturity"), CROSSMANN COMMUNITIES, INC., an Indiana corporation (the "Maker") promises to pay to the order of BANK ONE, INDIANA, NA, a national banking association (the "Lender") at the principal office of BANK ONE, INDIANA, NA, a national banking association (the "Agent") in Indianapolis, Indiana, the principal sum ofSixty Million and 00/100 Dollars ($60,000,000.00) or so much of the principal amount of the Loan represented by this Note as may be disbursed by the Lender under the terms of the Credit Agreement described below, and to pay interest on the unpaid principal balance outstanding from time to time as provided in this Note.

     This Note evidences indebtedness (the "Loan") incurred or to be incurred by the Maker under a revolving line of credit extended to the Maker by the Lender under a Credit Agreement dated as of April 1, 1999 (as amended, the "Credit Agreement"), entered into by and among the Maker, the Lender, the Agent, and the other lenders from time to time parties thereto. All references in this Note to the Credit Agreement shall be construed as references to that Agreement as it may be amended from time to time. The Loan is referred to in the Credit Agreement as the "Revolving Loan." Subject to the terms and conditions of the Credit Agreement, the proceeds of the Loan may be advanced and repaid and re-advanced until Final Maturity. The principal amount of the Loan outstanding from time to time shall be determined by reference to the books and records of the Lender on which all Advances under the Loan and all payments by the Maker on account of the Loan shall be
recorded.    Such  books  and  records  shall  be deemed prima facie to be correct  as  to  such  matters.
     The terms "Advance" and "Business Day" are used in this Note as defined in the Credit Agreement.

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

     This Note supersedes and replaces that certain Promissory Note dated June 19, 2000, made by the Maker to the order of the Lender in the principal amount of $35,000,000.00, with a final maturity date of March 31, 2003.

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


                                   CROSSMANN  COMMUNITIES,  INC.,  an  Indiana
corporation


                                   By:     /s/Jennifer A. Holihen
                            Jennifer  A.  Holihen,  Chief  Financial Officer,
Treasurer  and  Secretary




                     REAFFIRMATION OF GUARANTY AGREEMENT



     The undersigned being a Guarantor under that certain Guaranty Agreement dated as of [April 1, 1999\December 31, 1999] (the "Guaranty Agreement"), pursuant to which the undersigned guaranteed the obligations of CROSSMANN
COMMUNITIES, INC., an Indiana corporation (the "Borrower") to BANK ONE, INDIANA, NA, a national banking association, in its capacity as Agent (the "Agent") for the ratable benefit of the Lenders ("Lenders") under the terms of that certain Credit Agreement, as amended (the "Agreement") dated April 1, 1999, entered into by and among the Borrower, the Lenders, and the Agent, hereby consents to the execution of that certain Fourth Amendment to Credit Agreement to be entered into by and among the Company, the Lenders, and the Agent dated as of even date herewith (the "Fourth Amendment"), and hereby agrees that the Obligations (as defined in the Guaranty Agreement) shall include the increase in the amount of the Aggregate Commitment to $135,000,000.00, on the terms and conditions as more fully set forth in the Fourth Amendment.

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


     IN WITNESS WHEREOF, the undersigned have signed this Reaffirmation of Guaranty Agreement as of the 20th day of October, 2000.



____________________________________



                                   By:          /s/Jennifer  A.  Holihen
Jennifer  A.  Holihen,
                                        Chief  Financial  Officer,  Treasurer
                                        and  Secretary
                                        (Printed  name  and  title)
STATE  OF  Indiana          )
                         )SS:
COUNTY  OF  Marion          )

     Before  me,  a  Notary  Public  in  and  for  the above County and State,
personally  appeared    Jennifer  A.  Holihen  , the Chief Financial Officer,
Treasurer and Secretary of Crossmann Communities, Inc., an Indiana corporation, the Managing General Partner fo CROSSMANN COMMUNITIES PARTNERSHIP, an Indiana general partnership, who as such officer acknowledged the execution of the foregoing Reaffirmation of Guaranty Agreement for and on behalf of said corporation this 20th day ofOctober, 2000.


                              Signature:  /s/  Beverly  A.  Dougherty
                              Printed:  Beverly  A.  Dougherty
                                   Notary  Public
My  Commission  Expires:  5/24/2008

My  County  of  Residence:  Marion


















                              GUARANTY AGREEMENT


     This undertaking and agreement (this "Guaranty") is made by TRINITY HOMES, LLC, an Indiana limited liability company (the "Guarantor"), in favor of BANK ONE, INDIANA, NA, a national banking association, in its capacity as Agent (the "Agent") for the ratable benefit of the Lenders ("Lenders") from time to time parties to that certain Credit Agreement described below in consideration of the loans and other credit facilities described in this Guaranty made or to be made to or on behalf of CROSSMANN COMMUNITIES, INC., an Indiana corporation (the "Borrower") by the Lenders under the Credit
Agreement.    This  Guaranty  is  on  the  following  terms:


     1. BACKGROUND OF THIS GUARANTY -- CERTAIN DEFINITIONS. The Lenders, the Agent, and the Borrower are parties to a Credit Agreement dated as of April 1, 1999 (as may be amended, collectively, the "Credit Agreement"), under the terms of which the Lenders have agreed to extend a revolving line of credit (referred to in the Credit Agreement as the "Revolving Loan") to the Borrower, to issue letters of credit (the "Letters of Credit") for the account of the Borrower, and to whom Bank One, Indiana, NA has agreed individually to extend a revolving line of credit (the "Swing Line Loan"), subject to the fulfillment of certain conditions, one of which is the execution and delivery by the Guarantor of this Guaranty. This Guaranty is made by the Guarantor in consideration of the agreement of the Lenders to make the Revolving Loan (the "Loan"), to issue the Letters of Credit, and for Bank One, Indiana, NA to make the Swing Line Loan. In addition to the terms "Revolving Loan,""Loan," "Letters of Credit," and "Swing Line Loan," the terms "Advances," "Aggregate Commitment," "Facility Termination Date" and "Loan Document" are used in this Guaranty as defined in the Credit Agreement. The term "Obligations" as used in this Guaranty means all of the obligations of the Borrower in favor of the Agent and the Lenders of every type and description, direct or indirect, absolute or contingent, due or to become due, now existing or hereafter arising, including but not limited to the Borrower's obligation to repay the principal of, interest on and expenses of collection of the Revolving Loan and the Swing Line Loan as provided in the Credit Agreement and the other Loan Documents, including any Advances under the Revolving Loan or Swing Line Loan made after this date and after the initial Facility Termination Date pursuant to any extension or extensions of the Facility Termination Date, to reimburse the Lenders for all drawings made under the Letters of Credit and to pay all fees associated therewith, and all other obligations incurred pursuant to the terms of the Credit Agreement and any other Loan Document including any obligations arising on account of any amendment to or extension of the Credit Agreement or any other Loan Document. The term "Default" means a "Default" as defined in the Credit Agreement.


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


     12. AUTHORITY. In order to induce the Agent and the Lenders to accept this Guaranty and to make the Loan to the Borrower, the Guarantor represents and warrants to the Agent and the Lenders that: (i) the Guarantor is a limited liability company organized, existing and in good standing under the laws of the State of Indiana; (ii) execution and delivery of this Guaranty are within the Guarantor's corporate powers, have been duly authorized by all necessary action and do not contravene or conflict with any provision of law or of the Articles of Organization or the Operation Agreement of the Guarantor or of any agreement binding upon the Guarantor or its properties, and (iii) this Guaranty is the legal, valid and binding obligation of the Guarantor, enforceable against the Guarantor in accordance with its terms.


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


     Dated  as  of  October  20,  2000.

                                   TRINITY  HOMES,  LLC,  an  Indiana  limited
liability  company



                                   By:          /s/  Jennifer  A.  Holihen
                                   Jennifer  A.  Holihen,  Manager
                                   (Printed  name  and  title)

                                   Address:         9202 North Meridian Street
                                             Suite  300
                                             Indianapolis,  Indiana  46260
STATE  OF  Indiana)
               )    SS:
COUNTY  OF    Marion)

Before me the undersigned, a Notary Public in and for said County and State, personally appearedJennifer A. Holihen, the Manager of TRINITY HOMES, LLC, an Indiana limited liability company, who as such authorized officer acknowledged the execution of the foregoing Guaranty Agreement on behalf of said corporation this 20th day of October, 2000.


                                   /s/ Beverly A. Dougherty
                 Notary  Public

Beverly  A.  Dougherty
     (Printed  Name)
My  Commission  Expires:  5/24/2008

County  of  Residence:  Marion

                                   ANNEX



                        CERTIFICATE REGARDING SOLVENCY


     TRINITY HOMES, LLC, an Indiana limited liability company (the "Guarantor"), by its duly authorized officer, makes the following representations to BANK ONE, INDIANA, NA, a national banking association, in its capacity as agent (the "Agent") for the Lenders (the "Lenders") from time to time parties to that certain Credit Agreement identified below, and acknowledges that the Agent is entitled to rely and will rely upon these representations, in providing certain financial accommodations to CROSSMANN COMMUNITIES, INC., an Indiana corporation (the "Borrower"), pursuant to a certain Credit Agreement entered into by and among the Agent, the Borrower, and the Lenders dated as of April 1, 1999 (as amended, the "Credit Agreement").

1. The assets of the Guarantor at a "fair valuation" within the meaning of the Bankruptcy Code of 1978, as amended, (the "Code") are worth approximately $ 60 millionas of this date.

2. The liabilities of the Guarantor, including without limitation contingent liabilities to the extent appropriate for consideration in determining whether the Guarantor is "insolvent", within the meaning of the Code, but excluding the Guarantor's contingent liability under the Guaranty Agreement (the "Guaranty") required to be given by the Guarantor under the terms of the Credit Agreement, total approximately $ 40 million as of September 30, 2000, the end of the last fiscal quarter of the Guarantor.

3. The Guarantor is not insolvent within the meaning of the Code, after taking into account its contingent liability under the Guaranty.

4. After taking into account its contingent liability under the Guaranty, the Guarantor has sufficient capital for the operation of its business as presently conducted and at the level of operations contemplated for the foreseeable future. The minimum amount of capital required to support the Guarantor's operations at the level planned for the foreseeable future is $ 20 million.

5. The Guarantor is currently paying its debts as they become due in the ordinary course of its business. After taking into account its contingent liability under the Guaranty, the Guarantor believes that it will be able to continue to pay its debts as they become due in the ordinary course of its business.

Dated  as  of      October      20,  2000                  .




                                   TRINITY  HOMES,  LLC,  an  Indiana  limited
liability  company



                                   By:          /s/Jennifer  A.  Holihen
                                         Jennifer A. Holihen, Treasurer
                                  (Printed  name  and  title)






























EXHIBIT  10.52

  683432.7
                  MEMBERSHIP INTEREST PURCHASE AGREEMENT

     THIS MEMBERSHIP INTEREST PURCHASE AGREEMENT (the "Agreement") is made and entered into as of the 20th day of October, 2000 (the "Effective Date"), by and among Crossmann Communities Partnership, an Indiana partnership ("Buyer"), Trinity Homes, Inc., an Indiana corporation ("Trinity"), and Pyramid Mortgage Co., Inc., an Indiana corporation ("Pyramid", and together with Trinity, the "Sellers").
                                  RECITALS:
     WHEREAS, Trinity is the holder of Four Hundred (400) units (the "Trinity Units") in Trinity Homes, LLC, an Indiana limited liability company (the
"Company"), which constitute 44.44% of the total issued and outstanding membership interests in the Company, and Pyramid is the holder of Fifty (50) units (the "Pyramid Units") in the Company, which constitute 5.56% of the total issued and outstanding membership interests in the Company (the Trinity Units and the Pyramid Units being sometimes referred to herein, separately or together as applicable, as the "Interests"); and
     WHEREAS, Buyer, in reliance upon the representations, warranties and covenants of the Sellers set forth in this Agreement, desires to purchase the Interests from the Sellers, and the Sellers desire to sell, transfer and convey the Interests to Buyer, all upon the terms and conditions set forth in this Agreement;
     NOW THEREFORE, in consideration of the covenants, representations, warranties and mutual agreements herein contained, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:


                                      --
                                 ARTICLE I.

                      PURCHASE AND SALE OF INTERESTS
Section  1.01          .         Purchase and Sale.  Subject to the terms and
conditions set forth in this Agreement and on the basis of the representations, warranties, covenants and agreements herein contained, at the
     Closing, each of the Sellers shall sell, transfer, assign and deliver to Buyer, all of its right, title and interest in and to its Interests, free and clear of all Liens, Encumbrances and adverse claims, and Buyer agrees to purchase, acquire and accept from the Sellers, the Interests. The effective date of the transfers of the Interests shall be October 1, 2000, such that Buyer shall be entitled to Sellers' proportionate share of all revenues from the operation of the Company accruing on or after October 1, 2000 and shall be liable for Sellers' proportionate share of all operating expenses and tax liabilities of the Company accruing for periods on or after October 1, 2000. In the event that the Company makes any tax distributions to its members after the Effective Date, which distributions are in whole or in part with respect to periods prior to October 1, 2000, Buyer shall cause the Company to distribute to the Sellers their proportionate share of any such distributions relating to periods prior to October 1, 2000.
     Section 1.02 . Purchase PricePurchase Price. The total purchase price (the "Purchase Price") to be paid by Buyer to the Sellers for the Interests shall be an aggregate amount equal to Seven Million Five Hundred Seventy Thousand and Ten Dollars ($7,570,010), of which Six Million Three
Hundred Thousand Dollars ($6,300,000) shall be payable in cash at Closing pursuant to wire transfer instructions provided by the Sellers to Buyer at least two (2) business days prior to Closing (the "Cash Payment"). Simultaneously with the Closing, Buyer shall remit to Thomas D. Rush ("Rush"), pursuant to wire transfer instructions for Rush that the Sellers furnish to Buyer at least two (2) business days prior to Closing, the sum of One Million Two Hundred Seventy Thousand and Ten Dollars ($1,270,010), as payment in full of the outstanding principal balance, and accrued and unpaid interest thereon as of the Closing date, under each of those Promissory Notes dated October 17, 1997 from John E. McKenzie, James D. McKenzie, and Mark W. Thune, respectively, to Rush (the "Notes Payment"). The Notes Payment and the Cash Payment by Buyer shall constitute payment in full of the Purchase Price.
                                 ARTICLE II.

           REPRESENTATIONS, WARRANTIES AND COVENANTS OF SELLERS
       As a material inducement to Buyer to enter into this Agreement and all other agreements and documents executed by Buyer in connection with this Agreement and to consummate the transactions contemplated by this Agreement and such related agreements, each of the Sellers hereby jointly and severally represents, warrants and covenants to Buyer as follows:
     Section 2.01 . Title to Interests. Each Seller is the sole owner, of record and beneficially, and is transferring and delivering to Buyer at the Closing, good and valid title to its Interests, free and clear of any and all Liens, Encumbrances and adverse claims.
     Section 2.02 . Authority; Power; No Violation. The execution, delivery and performance of this Agreement and any and all related agreements by each Seller have been authorized by all necessary corporate action on the part of each Seller. Each Seller has the full capacity, right, power and authority to enter into, execute and deliver this Agreement and any and all related agreements, to consummate the transactions contemplated by this Agreement and any and all related agreements, and to comply with and fulfill the terms and conditions of this Agreement and any and all related agreements.
 This Agreement and all related agreements each constitute a valid and binding obligation of each Seller, enforceable in accordance with its respective terms and conditions. Neither the execution and delivery of this Agreement nor the consummation of the transactions contemplated hereby, nor compliance by either Seller with any of the provisions of this Agreement will:
(a) conflict with, violate, result in a breach of, constitute a default (or an event which, with notice or lapse of time or both, would constitute a default) under, or give rise to any right of termination, cancellation, or acceleration under any provision of the Articles of Incorporation or Bylaws of either Seller, or any of the terms, conditions or provisions of any note, Lien, bond, mortgage, indenture, license, lease, contract, commitment, agreement, understanding, arrangement, restriction or other instrument or obligation, or any judgment, court order, or decree, to which either Seller or any of its shareholders is a party or by which either Seller or any of its shareholders or any of their respective properties or assets may be bound;
(b) violate any Law applicable to either Seller or any properties or assets of either Seller; or
(c) constitute an event which, with or without notice, lapse of time, or action by a third party, could result in the creation of any Lien upon any of the Interests or any properties or assets of either Seller or cause the maturity of any liability, obligation or debt of either Seller to be accelerated or increased.
     Section 2.03 . Consents and Approvals. The execution, delivery, and performance of this Agreement and any related agreements by each Seller and the consummation by each Seller of the transactions contemplated hereby or thereby will not require any notice to, or consent, authorization or approval from, any Governmental Entity or any other third party.
     Section 2.04. Distributions. The Company has not declared, set aside or paid any dividend or made or agreed to make any other distribution or payment in respect of the membership interests of any of the Members since September 12, 2000, and except for a single aggregate distribution of $167,000 to be made by the Company to the Sellers on the Closing date, the Company will not make any distribution or payment in respect of any of the membership interests of the members in the Company prior to the Closing date.
                                ARTICLE III.

                  REPRESENTATIONS AND WARRANTIES OF BUYER
     As a material inducement to the Sellers to enter into this Agreement and any related agreements and documents and to consummate the transactions contemplated by this Agreement and any related agreements, Buyer represents and warrants to the Sellers as follows:
     Section 3.01 . Authority; Consent. The execution and delivery of this Agreement and all related agreements by Buyer and the consummation by Buyer of the transactions contemplated hereby or thereby has been duly and validly authorized by all necessary corporate action by Buyer. Buyer has the full capacity, right, power and authority to enter into, execute and deliver this  Agreement  and  any  and  all  related  agreements,  to  consummate  the transactions contemplated by this Agreement and any and all related agreements, and to comply with and fulfill the terms and conditions of this Agreement and any and all related agreements. This Agreement and all related agreements each constitutes a valid and binding obligation of Buyer, enforceable against Buyer in accordance with its respective terms and conditions. Neither the execution and delivery of this Agreement or any related agreement, nor the consummation of the transactions contemplated hereby or thereby, nor compliance by Buyer with any of the provisions of this Agreement or any related agreement will:
(a) conflict with, violate, result in a breach of, constitute a default (or an event which, with notice or lapse of time or both, would constitute a default) under, or give rise to any right of termination, cancellation, or acceleration under any provision of Buyer's Articles of Incorporation or Bylaws or under any of the terms, conditions or provisions of any note, Lien, bond, mortgage, indenture, license, lease, contract, commitment, agreement, understanding, arrangement, restriction or other instrument or obligation, or any judgment, court order or decree, to which either Buyer is a party or by which either Buyer or any of its respective properties or assets may be bound;
(b)         violate any Law applicable to Buyer or any properties or assets of
Buyer;  or
(c) constitute an event which, with or without notice, lapse of time, or action by a third party, could result in the creation of any Lien, upon any of the assets or properties of Buyer, or cause the maturity of any liability, obligation,  or  debt  of  Buyer  to  be  accelerated  or  increased.
     Section 3.02 . Consents and Approvals. The execution and delivery of this Agreement and any related agreements by Buyer and the consummation by Buyer of the transactions contemplated hereby or thereby will not require any notice to, or consent, authorization, or approval from any Governmental Entity or any other third party.
                                ARTICLE IV.

                               THE CLOSING
Section  4.01     .     Closing.  The closing of the purchase and sale of the
Interests (the "Closing") shall take place on October 20, 2000, or as soon thereafter as all conditions specified in Articles V and VI have been satisfied or waived (the "Closing Date"), at the offices of Ice Miller, 34th Floor, One American Square, Indianapolis, Indiana, or at such other place as agreed upon by the parties.
                                 ARTICLE V.

              CONDITIONS TO THE SELLERS' OBLIGATION TO CLOSE
         The obligation of the Sellers to sell the Interests and otherwise to consummate the transactions contemplated by this Agreement at the Closing is subject to the following conditions precedent, any or all of which may be waived by the Sellers in their sole discretion:
     Section  5.01         .     Delivery. The Sellers shall have received the
Purchase  Price.
     Section 5.02 . No Litigation. No action, suit, proceeding, writ, judgment, injunction, decree or similar order of any Governmental Entity restraining, enjoining or otherwise preventing the consummation of any of the transactions contemplated by this Agreement, or seeking any Indemnity Loss (as defined in Section 8.01 below) or seeking to obtain any other relief as a result of this Agreement or any of the transactions contemplated hereby shall be pending or threatened.
     Section  5.03          .       Approvals.  All orders, consents, permits,
governmental filings, authorizations and approvals (if any) that are required for the consummation by the Sellers of the transactions contemplated hereby shall have been duly made and obtained in form and substance reasonably satisfactory to the Sellers and their counsel.
                                 ARTICLE VI.

                 CONDITIONS TO BUYER'S OBLIGATION TO CLOSE
          The obligation of Buyer to purchase the Interests and otherwise to consummate the transactions contemplated by this Agreement at the Closing is subject to the following conditions precedent, any or all of which may be waived by Buyer in its sole discretion:
     Section  6.01          .          Deliveries.  Buyer shall have received:
(a) membership interest transfer powers duly executed by each Seller, authorizing the secretary of the Company, as their attorney, to transfer the Interests to Buyer on the books of the Company;
(b) all Permits and all consents of other third parties that may reasonably be required in connection with the execution of this Agreement or the effectuation of the transaction contemplated herein shall have been duly obtained and shall be in full force and effect on the Closing;
(c) a Certificate of Existence of each Seller and of WCD Associates, LLC, an Indiana limited liability company ("WCD"), issued by the Secretary of State of the State of Indiana and all other states in which the Company is qualified to do business, dated as of the most recent practicable date prior to the Closing;
(d) Employment Agreements by and among Buyer, the Company, and each of James D. McKenzie and John E. McKenzie, in a form satisfactory to Buyer, duly executed by each of James D. McKenzie and John E. McKenzie;
(e) Noncompete Agreements by and among Buyer, the Company, and each of James D. McKenzie and John E. McKenzie, in a form satisfactory to Buyer, duly executed by each of James D. McKenzie and John E. McKenzie;
(f) Noncompete Agreements by and among Buyer, the Company, and each of the Sellers, in a form satisfactory to Buyer, duly executed by each Seller;
(g) a payoff and release agreement by Thomas D. Rush ("Rush") and by Bank One, Indiana, N.A., as successor by merger to NBD Bank, N.A. (the "Bank"), in form acceptable to Buyer, pursuant to which Rush and the Bank shall agree, among other things, to terminate and release the pledges in the Interests that were granted by the Sellers to NBD Bank, N.A., as "Collateral Agent", pursuant to that certain Amended and Restated Master Pledge Agreement dated as of January 19, 1999 by and among Rush, the Bank, Buyer, the Sellers, the Company, John E. McKenzie, James D. McKenzie, and Mark W. Thune;
(h) a Membership Interest Transfer Agreement between John E. McKenzie, James D. McKenzie, and Mark W. Thune, as "transferors", and Buyer, as "transferee", pursuant to which John E. McKenzie, James D. McKenzie, and Mark
W. Thune shall transfer, convey and assign to Buyer their respective membership interests in WCD, which Membership Interest Transfer Agreement shall be in a form acceptable to Buyer (the "WCD Agreement"); and
(i) such further certificates, instruments and other documents requested by Buyer as may be reasonably required to effectively carry out the intent of this Agreement.
     Section 6.02 . No action, suit, proceeding, writ, judgment, injunction, decree or similar order of any Governmental Entity restraining, enjoining or otherwise preventing the consummation of any of the transactions contemplated by this Agreement, or seeking any Indemnity Loss (as defined in
Section 8.01 below) or seeking to obtain any other relief as a result of this Agreement or any of the transactions contemplated hereby shall be pending or threatened.
     Section  6.03          .       Approvals.  All orders, consents, permits,
governmental filings, authorizations and approvals (if any) that are required for the consummation by Buyer of the transactions contemplated hereby will have been duly made and obtained in form and substance reasonably satisfactory to Buyer and Buyer's counsel.
                                ARTICLE VII.

                                TAX MATTERS
Section  7.01      .     Cooperation.  The parties shall cooperate, and shall
cause their respective directors, officers, employees, agents, accountants and representatives to cooperate, in preparing and filing all Returns (including amended Returns and claims for refund), in handling audits, examinations, investigations, and administrative, court or other proceedings relating to Taxes attributable to the operations of the Company, in resolving all disputes, audits and refund claims with respect to such Returns and Taxes, and any earlier Returns and Taxes, and in all other Tax matters to which this Agreement relates, in each case including making employees available to assist the requesting party, timely providing information reasonably requested, and maintaining and making available to each other all records necessary in connection therewith. Any information obtained by a party or its Affiliates from another party or its Affiliates in connection with any Tax matters to which this Agreement relates shall be kept confidential, except (a) as may be otherwise necessary in connection with the filing of Returns or claims for refund or in conducting an audit or other proceeding relating to Taxes or as may be otherwise reasonably required by applicable Law, or (b) for any external disclosure in audited financial statements or regulatory filings which a party reasonably believes is required by applicable Law.
                                ARTICLE VIII.

                              INDEMNIFICATION
Section 8.01     .     Indemnification by Sellers.  The Sellers shall jointly
     and severally indemnify, defend, and hold the Company and Buyer harmless from and against any and all demands, claims, actions, or causes of action, suits, proceedings, audits, assessments, losses, settlements, penalties, forfeitures, expenses, judgments, damages and liabilities (collectively, an "Indemnity Loss") asserted against, suffered, incurred, sustained or required to be paid by Buyer or the Company arising out of, relating to, or as a direct or proximate result of (a) any misrepresentation in or breach of any representation or warranty of either Seller contained in this Agreement or any breach or failure of either Seller to perform any of its covenants or obligations contained in this Agreement or any related agreement, certificate or other instrument or document furnished or required to be furnished by either Seller pursuant to this Agreement or in connection with the transaction contemplated by this Agreement; (b) any failure of the Company to establish, maintain, operate or administer any pension benefit plan or welfare benefit plan, as those terms are defined in section 3 of the Employee Retirement Income Security Act of 1974, as amended, in accordance with applicable Law, including but not limited to section 401(a) of the Internal Revenue Code of
1986,  as  amended,  and  the  Omnibus  Budget  Reconciliation Act of 1985, as
amended ("COBRA"); and (c) any liability, obligation, or commitment of any nature (absolute, accrued, contingent, or other) of the Company with respect to providing any former or present employee medical care benefits after termination of employment with the Company for any reason, other than as required by COBRA; provided, however, that the Sellers' liability with respect to (b) and (c), above, (1) shall not apply except to the extent the Indemnity Loss attributable thereto exceeds $25,000.00, (2) shall be limited to 50% of the aggregate Indemnity Loss attributable thereto, and (3) shall terminate at 12:01 a.m. on December 16, 2000.
     Section 8.02     .     Indemnification by BuyerIndemnification by Buyer.
Buyer agrees to indemnify, defend, and hold the Sellers harmless from and against any and all Indemnity Losses asserted against, suffered, incurred, sustained or required to be paid by either Seller arising out of, relating to, or as a direct or proximate result of any misrepresentation in or breach of any representation or warranty of Buyer contained in this Agreement or any breach or failure of Buyer to perform any covenant or obligation of Buyer contained in this Agreement, or any related agreement, certificate or other instrument or document furnished or required to be furnished by Buyer pursuant to this Agreement or in connection with the transaction contemplated by this Agreement.
     Section 8.03. Indemnification by Buyer. Notice. If an indemnified party (the "Claimant") believes that it has suffered or incurred any Indemnity Loss, it shall so notify the party which the Claimant believes has an obligation to indemnify (the "Indemnifying Party") promptly in writing describing such loss or expense, the amount thereof, if known, and the method of computation of such loss or expense, all with reasonable particularity. The parties hereby acknowledge and agree that the failure of the Indemnifying Party to respond in writing either accepting or denying the claim contained in the notice of Indemnity Loss provided by the Claimant within thirty (30) days after receipt of said notice constitutes an express acknowledgment of the Indemnifying Party's obligation to indemnify the Claimant for the amount of the Indemnity Loss claimed in such notice.
     Section 8.04 . Defense of Claims. If any action at law, suit in equity, or administrative action is instituted by or against a third party with respect to which the Claimant intends to claim any liability or expense as an Indemnity Loss under this Article VIII, it shall promptly notify the Indemnifying Party in writing of such action or suit, describing such loss or expenses, the amount thereof, if known, and the method of computation of such loss or expense, all with reasonable particularity. The Indemnifying Party shall have thirty (30) business days after receipt of such notice to notify the Claimant that it elects to conduct and control any legal or administrative action or suit with respect to an indemnifiable claim. Until the Indemnifying Party gives the foregoing notice, the Claimant shall have the right to defend, contest, settle, or compromise such action or suit in the exercise of its exclusive discretion. If the Indemnifying Party gives the foregoing notice, the Indemnifying Party shall have the right to undertake, conduct, and control, through counsel of its own choosing and at its sole expense, the conduct and settlement of such action or suit, and the Claimant shall cooperate with the Indemnifying Party in connection therewith; provided, however, that (a) the Indemnifying Party shall not thereby consent to the imposition of any injunction against the Claimant without the written consent of the Claimant; (b) the Indemnifying Party shall permit the Claimant to participate in such conduct or settlement through counsel chosen by the Claimant, but the fees and expenses of such counsel shall be borne by the Claimant except as provided in clause (c) below; and (c) upon a final determination of such action or suit, the Indemnifying Party shall promptly reimburse the Claimant, to the extent required under this Article VIII, for the full amount of any Indemnity Loss resulting from such action or suit and all reasonable expenses related to such Indemnity Loss incurred by the Claimant, except fees and expenses of counsel for the Claimant incurred after the assumption of the conduct and control of such action or suit by the Indemnifying Party. So long as the Indemnifying Party is contesting any such action or suit in good faith, the Claimant shall not pay or settle any such action or suit. Notwithstanding the foregoing, pending any resolution of a dispute by either Seller of its liability with respect to any claim or demand whether as a Claimant or an Indemnifying Party, such claim or demand shall not be settled without the prior written consent of Buyer. The Indemnifying Party shall be entitled to contest the issue of its obligations of indemnification hereunder, provided that the Indemnifying Party complies with the provisions hereof.
     Section 8.05 . Computation of Indemnity Losses. The amount of Indemnity Losses hereunder shall be computed after giving effect to receipt of any and all insurance proceeds with respect thereto.
     Section  8.06      .     Payment of Losses.  The Indemnifying Party shall
pay to the Claimant in cash the amount to which the Claimant may become entitled by reason of the provisions of Article VII or this Article VIII, such payment to be made within ninety (90) days after such amount is finally determined either by mutual agreement of the parties or pursuant to the final unappealable judgment of a court of competent jurisdiction, or upon such earlier time as is mutually agreed by Claimant and Indemnifying Party.
                                 ARTICLE IX.

                               MISCELLANEOUS
Section  9.01          .     Survival of Representations and Warranties.  All
representations and warranties contained in this Agreement shall survive the execution, delivery and performance hereof, notwithstanding any investigations conducted  at  any  time  with  respect  thereto.
     Section 9.02 . Counterparts. This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.
     Section 9.03 . Best Efforts; Cooperation. Subject to the terms and conditions of this Agreement, each party will use its commercially reasonable best efforts to take, or cause to be taken, all actions and to do, or cause to be done, all things necessary or desirable under applicable Laws and regulations to consummate the transactions contemplated by this Agreement.
 The parties each agree to execute and deliver such other documents, certificates, agreements and other writings and to take such other actions as may be necessary or desirable in order to consummate or implement expeditiously the transactions contemplated by this Agreement, and from time to time, upon the request of any party to this Agreement and without further consideration, to execute, acknowledge and deliver in proper form any further instruments, and take such other action as the other party may reasonably require, in order to effectively carry out the intent of this Agreement. Without limiting the foregoing, the Sellers agree that they shall use best efforts to ensure that the Bank delivers to the Sellers, promptly after the Closing, any and all certificates held by the Bank representing the Interests, and Sellers shall promptly upon receipt of any such certificates endorse the same for transfer to Buyer and deliver the endorsed certificates to Buyer.
     Section 9.04 . Expenses. Buyer and the Sellers shall each bear their own legal, accounting and out-of-pocket costs, expenses and fees in connection with the preparation and closing of this Agreement and the WCD Agreement and the negotiation and consummation of the transaction contemplated herein and therein (the "Closing Costs"); provided, however, that Buyer agrees that the Company shall reimburse the Sellers, in the aggregate, for up to Eight Thousand Five Hundred Dollars ($8,500) of the Sellers' Closing Costs. The provisions of this Section 9.04 shall not apply with respect to expenses incurred by the parties in connection with any action for breach of this Agreement or the WCD Agreement.
     Section 9.05 . Captions. The captions of the Sections and Articles of this Agreement are solely for convenient reference and shall not be deemed to affect the meaning or interpretation of any paragraph hereof.
     Section 9.06 . Notices. All notices, requests, demands and other communications under this Agreement shall be in writing and shall be deemed to have been duly given on the date of service if served personally on the party to whom notice is to be given, or on the date of receipt by the party to whom notice is to be given if transmitted to such party by telefax, provided a copy is mailed as set forth below on date of transmission, or on the third day after mailing if mailed to the party to whom notice is to be given by registered or certified mail, return receipt requested, postage prepaid, to the following addresses:
If  to  Buyer,  to:
     Crossmann  Communities  Partnership
     9210  North  Meridian  Street
     Indianapolis,  Indiana    46260
     Attn:    John  B.  Scheumann
     Fax:    (317)  571-2210

If  to  the  Sellers,  to:
     865  West  Carmel  Drive,  Suite  114
     Carmel,  Indiana    46032
     Attn:  James  D.  McKenzie
     Fax:    (317)  574-7601

Any  party  may change its address for purposes of this Section 9.06 by giving the  other  parties  written notice of the new address in the manner set forth above.
     Section  9.07          .        Entire Agreement.  This Agreement and the
agreements referenced in Articles V and VI contain the entire understanding of the parties hereto with respect to the subject matter hereof. There are no representations, promises, warranties, covenants or undertakings other than those expressly set forth or provided for in this Agreement or in the agreements expressly contemplated hereby. This Agreement and the agreements expressly contemplated hereby supersede all prior agreements and understandings between the parties with respect to the transactions contemplated by this Agreement. No provision of this Agreement may be amended or waived except in writing and no such amendment shall extend to anything other than the specific subject matter thereof.
     Section  9.08          .          Governing  Law.  This Agreement and all
transactions contemplated hereby shall be governed, construed and enforced in accordance with the Laws of the State of Indiana, and shall be treated in all respects as a State of Indiana contract, without regard to any state's Laws related to choice or conflict of laws.
     Section 9.09 . Waiver of Compliance. The party for whose benefit a warranty, representation, covenant or condition is intended may in writing waive any inaccuracies in the warranties and representations contained in this Agreement or waive compliance with any of the covenants or conditions contained herein and so waive performance of any of the obligations of the other party hereto, and any defaults hereunder; provided, however, that such waiver must be in writing, and shall not affect or impair the waiving party's rights with respect to any other warranty, representation or covenant or any default hereunder, nor shall any waiver constitute a continuing waiver.
     Section 9.10 . Validity of Provisions. Should any part of this Agreement for any reason be declared by any court of competent jurisdiction to be invalid, such decision shall not affect the validity of the remaining portions of this Agreement, which remaining portions shall continue in full force and effect as if this Agreement had been executed with the invalid portion thereof eliminated therefrom, it being the intent of the parties that they would have executed the remaining portions of this Agreement without including any such part or portion which may for any reason be declared invalid.
     Section 9.11 . No Intention to Benefit Third Parties. The provisions of this Agreement are not intended to, and shall not, benefit any person other than the parties to this Agreement, the provisions hereof are not intended to, and shall not create any third party beneficiary right in any person.
     Section 9.12 . Successors and Assigns. This Agreement shall be binding on, and shall inure to the benefit of, the parties and their respective successors and permitted assigns.
                                 ARTICLE X.

                                DEFINITIONS
          As used in this Agreement, the following terms have the meanings indicated below:
     "Affiliate" means any individual, corporation, partnership, joint venture, association, limited liability company, joint-stock company, trust, or unincorporated organization, that directly or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with a party.
     "Encumbrances" means all liens, leases, mortgages, pledges, security interests, conditional sales agreements, charges, claims, options, easements, rights of way and other encumbrances of any kind or nature whatsoever.
     "Governmental Entity" means any court, government agency, department, commission, board, bureau or instrumentality of the United States, any local, county, state or federal or political subdivision thereof, or any foreign governmental body of any kind.
     "Law" or "Laws" means any local, county, state, federal, foreign or other law, statute, regulation, ordinance, rule, order, decree, judgment, consent decree, settlement agreement or governmental requirement enacted, promulgated, entered into, agreed or imposed by any Governmental Entity.
     "Lien" means, with respect to any asset, mortgages, liens, claims, charges, pledges, or other encumbrances of any nature whatsoever, including without limitation licenses, leases, chattel or other mortgages, collateral security arrangements, pledges, title imperfections, defect or objection liens, security interests, conditional and installment sales agreements, charges, easements, encroachments or restrictions, rights of third parties, or any other interests of any kind or character whatsoever.
     "Person" means any individual, corporation, partnership, joint venture, association, limited liability company, joint-stock company, trust, or unincorporated organization, or any governmental agency, officer, department, commission, board, bureau, or instrumentality thereof.
     "Returns" mean all returns, reports, information returns, and other schedules, forms, exhibits, coupons or other documents (including all related and supporting information) filed or required to be filed with any Governmental Entity, in connection with the determination, assessment, collection, or administration of any Taxes.
     "Tax" or "Taxes" mean all federal, state, local and foreign taxes (including excise taxes, value added taxes, occupancy taxes, employment taxes, unemployment taxes, ad valorem taxes, customs duties, transfer taxes, and fees), levies, imposts, fees, impositions, assessments and other governmental charges of any nature imposed upon a Person, including all taxes and governmental charges imposed upon any of the personal properties, real properties, tangible or intangible assets, income, receipts, payrolls, transactions, stock transfers, capital stock, net worth or franchises of a Person (including all sales, use, withholding or other taxes which a Person is required to collect and/or pay over to any government), and all related additions to tax, penalties or interest thereon.
     "Taxing Authority" means any domestic or foreign governmental authority having responsibility for the imposition of any Tax.
          IN WITNESS WHEREOF, the parties have caused this Agreement to be executed as of the Effective Date.
          "BUYER"

          Crossmann  Communities  Partnership

          By:  _/s/  John  B.  Scheumann_______________
          Printed:__John  B.  Scheumann______________
                    Chairman  of  the  Board  of  Directors  and
                    Chief  Executive  Officer,
                    Crossmann  Communities,  Inc.,
                    Its  general  partner

          "SELLERS"

          Trinity  Homes,  Inc.


          By:  /s/  James  D.  McKenzie
          Printed:_James  D.  McKenzie
Its:  _  President

          Pyramid  Mortgage  Co.,  Inc.

          By:  /s/  Mark  Thune
          Printed:Mark  Thune
                      Its:    President











EXHIBIT  10.53

698646.4
                  MEMBERSHIP INTEREST PURCHASE AGREEMENT

     THIS MEMBERSHIP INTEREST PURCHASE AGREEMENT (the "Agreement") is made and entered into as of the 20th day of October, 2000 (the "Effective Date"), by and among Crossmann Communities Partnership, an Indiana partnership ("Buyer"), John E. McKenzie, James D. McKenzie, and Mark W. Thune (John E. McKenzie, James D. McKenzie, and Mark W. Thune being hereinafter referred to, collectively, as the "Sellers").
                                  RECITALS:
     WHEREAS, John E. McKenzie is the holder of 12.50 Class B Units in WCD Associates, LLC, an Indiana limited liability company (the "Company"), James
D. McKenzie is the holder of 12.50 Class B Units in the Company, and Mark W. Thune is the holder of 12.50 Class B Units in the Company, which collectively represent 37.5% of the total issued and outstanding membership interests in the Company (the units in the Company that are owned by each of the Sellers being sometimes referred to herein, separately or together as applicable, as the "Interests"); and
     WHEREAS, Buyer, in reliance upon the representations, warranties and covenants of the Sellers set forth in this Agreement, desires to purchase the Interests from the Sellers, and the Sellers desire to sell, transfer and convey the Interests to Buyer, all upon the terms and conditions set forth in this Agreement;
     NOW THEREFORE, in consideration of the covenants, representations, warranties and mutual agreements herein contained, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:
                                 ARTICLE I.

                      PURCHASE AND SALE OF INTERESTS
Section  1.01          .         Purchase and Sale.  Subject to the terms and
conditions set forth in this Agreement and on the basis of the representations, warranties, covenants and agreements herein contained, at the
     Closing, each of the Sellers shall sell, transfer, assign and deliver to Buyer, all of its right, title and interest in and to its Interests, free and clear of all Liens, Encumbrances and adverse claims, and Buyer agrees to purchase, acquire and accept from the Sellers, the Interests.
     Section 1.02 . Purchase Price. The total purchase price (the "Purchase Price") to be paid by Buyer to the Sellers for the Interests shall be an aggregate amount equal to One Hundred and Fifty Thousand Dollars ($150,000), which shall be payable in cash at Closing pursuant to wire transfer instructions provided by the Sellers to Buyer at least two (2) business days prior to Closing.

                                      --

                                 ARTICLE II.

           REPRESENTATIONS, WARRANTIES AND COVENANTS OF SELLERS
       As a material inducement to Buyer to enter into this Agreement and all other agreements and documents executed by Buyer in connection with this Agreement and to consummate the transactions contemplated by this Agreement and such related agreements, each of the Sellers hereby jointly and severally represents, warrants and covenants to Buyer as follows:
     Section 2.01 . Title to Interests. Each Seller is the sole owner, of record and beneficially, and is transferring and delivering to Buyer at the Closing, good and valid title to its Interests, free and clear of any and all Liens, Encumbrances and adverse claims.
     Section 2.02 . Authority; Power; No Violation. Each Seller has the full capacity, right, power and authority to enter into, execute and deliver this Agreement and any and all related agreements, to consummate the transactions contemplated by this Agreement and any and all related agreements, and to comply with and fulfill the terms and conditions of this Agreement and any and all related agreements. This Agreement and all related agreements each constitute a valid and binding obligation of each Seller, enforceable in accordance with its respective terms and conditions. Neither the execution and delivery of this Agreement nor the consummation of the transactions contemplated hereby, nor compliance by any Seller with any of the provisions of this Agreement will:
(a) conflict with, violate, result in a breach of, constitute a default (or an event which, with notice or lapse of time or both, would constitute a default) under, or give rise to any right of termination, cancellation, or acceleration under any of the terms, conditions or provisions of any note, Lien, bond, mortgage, indenture, license, lease, contract, commitment, agreement, understanding, arrangement, restriction or other instrument or obligation, or any judgment, court order, or decree, to which any Seller is a party or by which any Seller or any of their respective properties or assets may be bound;
(b) violate any Law applicable to any Seller or any properties or assets of any Seller; or
(c) constitute an event which, with or without notice, lapse of time, or action by a third party, could result in the creation of any Lien upon any of the Interests or any properties or assets of any Seller or cause the maturity of any liability, obligation or debt of any Seller to be accelerated or increased.
     Section 2.03 . Consents and Approvals. The execution, delivery, and performance of this Agreement and any related agreements by each Seller and the consummation by each Seller of the transactions contemplated hereby or thereby will not require any notice to, or consent, authorization or approval from, any Governmental Entity or any other third party other than Michael G. Browning and William Olsen.
                                ARTICLE III.

                  REPRESENTATIONS AND WARRANTIES OF BUYER
     As a material inducement to the Sellers to enter into this Agreement and any related agreements and documents and to consummate the transactions contemplated by this Agreement and any related agreements, Buyer represents and warrants to the Sellers as follows:
     Section 3.01 . Authority; Consent. The execution and delivery of this Agreement and all related agreements by Buyer and the consummation by Buyer of the transactions contemplated hereby or thereby has been duly and validly authorized by all necessary corporate action by Buyer. Buyer has the full capacity, right, power and authority to enter into, execute and deliver this  Agreement  and  any  and  all  related  agreements,  to  consummate  the transactions contemplated by this Agreement and any and all related agreements, and to comply with and fulfill the terms and conditions of this Agreement and any and all related agreements. This Agreement and all related agreements each constitutes a valid and binding obligation of Buyer, enforceable against Buyer in accordance with its respective terms and conditions. Neither the execution and delivery of this Agreement or any related agreement, nor the consummation of the transactions contemplated hereby or thereby, nor compliance by Buyer with any of the provisions of this Agreement or any related agreement will:
(a) conflict with, violate, result in a breach of, constitute a default (or an event which, with notice or lapse of time or both, would constitute a default) under, or give rise to any right of termination, cancellation, or acceleration under any provision of Buyer's Articles of Incorporation or Bylaws or under any of the terms, conditions or provisions of any note, Lien, bond, mortgage, indenture, license, lease, contract, commitment, agreement, understanding, arrangement, restriction or other instrument or obligation, or any judgment, court order or decree, to which either Buyer is a party or by which either Buyer or any of its respective properties or assets may be bound;
(b)         violate any Law applicable to Buyer or any properties or assets of
Buyer;  or
(c) constitute an event which, with or without notice, lapse of time, or action by a third party, could result in the creation of any Lien, upon any of the assets or properties of Buyer, or cause the maturity of any liability, obligation,  or  debt  of  Buyer  to  be  accelerated  or  increased.
     Section 3.02 . Consents and Approvals. The execution and delivery of this Agreement and any related agreements by Buyer and the consummation by Buyer of the transactions contemplated hereby or thereby will not require any notice to, or consent, authorization, or approval from any Governmental Entity or any other third party.
                                ARTICLE IV.

                               THE CLOSING
Section  4.01     .     Closing.  The closing of the purchase and sale of the
Interests (the "Closing") shall take place on October 20, 2000, or as soon thereafter as all conditions specified in Articles V and VI have been satisfied or waived (the "Closing Date"), at the offices of Ice Miller, 34th Floor, One American Square, Indianapolis, Indiana, or at such other place as agreed upon by the parties.
                                 ARTICLE V.

              CONDITIONS TO THE SELLERS' OBLIGATION TO CLOSE
         The obligation of the Sellers to sell the Interests and otherwise to consummate the transactions contemplated by this Agreement at the Closing is subject to the following conditions precedent, any or all of which may be waived by the Sellers in their sole discretion:
     Section  5.01         .     Delivery. The Sellers shall have received the
Purchase  Price.
     Section 5.02 . No Litigation. No action, suit, proceeding, writ, judgment, injunction, decree or similar order of any Governmental Entity restraining, enjoining or otherwise preventing the consummation of any of the transactions contemplated by this Agreement, or seeking any Indemnity Loss (as defined in Section 8.01 below) or seeking to obtain any other relief as a result of this Agreement or any of the transactions contemplated hereby shall be pending or threatened.
     Section  5.03          .       Approvals.  All orders, consents, permits,
governmental filings, authorizations and approvals (if any) that are required for the consummation by the Sellers of the transactions contemplated hereby shall have been duly made and obtained in form and substance reasonably satisfactory to the Sellers and their counsel.
                                 ARTICLE VI.

                 CONDITIONS TO BUYER'S OBLIGATION TO CLOSE
          The obligation of Buyer to purchase the Interests and otherwise to consummate the transactions contemplated by this Agreement at the Closing is subject to the following conditions precedent, any or all of which may be waived by Buyer in its sole discretion:
     Section  6.01          .          Deliveries.  Buyer shall have received:
(a) membership interest transfer powers duly executed by each Seller, authorizing the manager of the Company, as their attorney, to transfer the Interests to Buyer on the books of the Company;
(b) all Permits and all consents of other third parties that may reasonably be required in connection with the execution of this Agreement or the effectuation of the transaction contemplated herein shall have been duly obtained and shall be in full force and effect on the Closing;
(c) a Certificate of Existence for the Company, issued by the Secretary of State of the State of Indiana and all other states in which the Company is qualified to do business, dated as of the most recent practicable date prior to the Closing;
(d)        the written consent in all respects of William Olsen and Michael G.
Browning to the transfer of the Interests to Buyer, which consent shall be in a form acceptable to Buyer; and
(e) such further certificates, instruments and other documents requested by Buyer as may be reasonably required to effectively carry out the intent of this Agreement.
     Section 6.02 No action, suit, proceeding, writ, judgment, injunction, decree or similar order of any Governmental Entity restraining, enjoining or otherwise preventing the consummation of any of the transactions contemplated by this Agreement, or seeking any Indemnity Loss (as defined in
Section 8.01 below) or seeking to obtain any other relief as a result of this Agreement or any of the transactions contemplated hereby shall be pending or threatened.
     Section  6.03          .       Approvals.  All orders, consents, permits,
governmental filings, authorizations and approvals (if any) that are required for the consummation by Buyer of the transactions contemplated hereby will have been duly made and obtained in form and substance reasonably satisfactory to Buyer and Buyer's counsel.
                                ARTICLE VII.

                                TAX MATTERS
Section  7.01      .     Cooperation.  The parties shall cooperate, and shall
cause their respective directors, officers, employees, agents, accountants and representatives to cooperate, in preparing and filing all Returns (including amended Returns and claims for refund), in handling audits, examinations, investigations, and administrative, court or other proceedings relating to Taxes attributable to the operations of the Company, in resolving all disputes, audits and refund claims with respect to such Returns and Taxes, and any earlier Returns and Taxes, and in all other Tax matters to which this Agreement relates, in each case including making employees available to assist the requesting party, timely providing information reasonably requested, and maintaining and making available to each other all records necessary in connection therewith. Any information obtained by a party or its Affiliates from another party or its Affiliates in connection with any Tax matters to which this Agreement relates shall be kept confidential, except (a) as may be otherwise necessary in connection with the filing of Returns or claims for refund or in conducting an audit or other proceeding relating to Taxes or as may be otherwise reasonably required by applicable Law, or (b) for any external disclosure in audited financial statements or regulatory filings which a party reasonably believes is required by applicable Law.
     Section 7.02 . Tax Distributions. In the event that Buyer receives any tax distributions from the Company after the Effective Date, which tax distributions are made in whole or in part with respect to periods prior to the Effective Date, Buyer shall remit to the Sellers their proportionate share of any such distributions relating to periods prior to the Effective Date.

                                ARTICLE VIII.

                              INDEMNIFICATION
Section 8.01     .     Indemnification by Sellers.  The Sellers shall jointly
     and severally indemnify, defend, and hold the Company and Buyer harmless from and against any and all demands, claims, actions, or causes of action, suits, proceedings, audits, assessments, losses, settlements, penalties, forfeitures, expenses, judgments, damages and liabilities (collectively, an "Indemnity Loss") asserted against, suffered, incurred, sustained or required to be paid by Buyer or the Company arising out of, relating to, or as a direct or proximate result of any misrepresentation in or breach of any representation or warranty of any Seller contained in this Agreement or any breach or failure of any Seller to perform any of its covenants or obligations contained in this Agreement or any related agreement, certificate or other instrument or document furnished or required to be furnished by any Seller pursuant to this Agreement or in connection with the transaction contemplated by this Agreement.
     Section  8.02          .       Indemnification by Buyer.  Buyer agrees to
indemnify, defend, and hold the Sellers harmless from and against any and all Indemnity Losses asserted against, suffered, incurred, sustained or required to be paid by any Seller arising out of, relating to, or as a direct or proximate result of any misrepresentation in or breach of any representation or warranty of Buyer contained in this Agreement or any breach or failure of Buyer to perform any covenant or obligation of Buyer contained in this Agreement, or any related agreement, certificate or other instrument or document furnished or required to be furnished by Buyer pursuant to this Agreement or in connection with the transaction contemplated by this Agreement.
     Section 8.03 . Notice. If an indemnified party (the "Claimant") believes that it has suffered or incurred any Indemnity Loss, it shall so notify the party which the Claimant believes has an obligation to indemnify (the "Indemnifying Party") promptly in writing describing such loss or expense, the amount thereof, if known, and the method of computation of such loss or expense, all with reasonable particularity. The parties hereby acknowledge and agree that the failure of the Indemnifying Party to respond in writing either accepting or denying the claim contained in the notice of Indemnity Loss provided by the Claimant within thirty (30) days after receipt of said notice constitutes an express acknowledgment of the Indemnifying Party's obligation to indemnify the Claimant for the amount of the Indemnity Loss claimed in such notice.
     Section 8.04 . Defense of Claims. If any action at law, suit in equity, or administrative action is instituted by or against a third party with respect to which the Claimant intends to claim any liability or expense as an Indemnity Loss under this Article VIII, it shall promptly notify the Indemnifying Party in writing of such action or suit, describing such loss or expenses, the amount thereof, if known, and the method of computation of such loss or expense, all with reasonable particularity. The Indemnifying Party shall have thirty (30) business days after receipt of such notice to notify the Claimant that it elects to conduct and control any legal or administrative action or suit with respect to an indemnifiable claim. Until the Indemnifying Party gives the foregoing notice, the Claimant shall have the right to defend, contest, settle, or compromise such action or suit in the exercise of its exclusive discretion. If the Indemnifying Party gives the foregoing notice, the Indemnifying Party shall have the right to undertake, conduct, and control, through counsel of its own choosing and at its sole expense, the conduct and settlement of such action or suit, and the Claimant shall cooperate with the Indemnifying Party in connection therewith; provided, however, that (a) the Indemnifying Party shall not thereby consent to the imposition of any injunction against the Claimant without the written consent of the Claimant; (b) the Indemnifying Party shall permit the Claimant to participate in such conduct or settlement through counsel chosen by the Claimant, but the fees and expenses of such counsel shall be borne by the Claimant except as provided in clause (c) below; and (c) upon a final determination of such action or suit, the Indemnifying Party shall promptly reimburse the Claimant, to the extent required under this Article VIII, for the full amount of any Indemnity Loss resulting from such action or suit and all reasonable expenses related to such Indemnity Loss incurred by the Claimant, except fees and expenses of counsel for the Claimant incurred after the assumption of the conduct and control of such action or suit by the Indemnifying Party. So long as the Indemnifying Party is contesting any such action or suit in good faith, the Claimant shall not pay or settle any such action or suit. Notwithstanding the foregoing, pending any resolution of a dispute by any Seller of its liability with respect to any claim or demand whether as a Claimant or an Indemnifying Party, such claim or demand shall not be settled without the prior written consent of Buyer. The Indemnifying Party shall be entitled to contest the issue of its obligations of indemnification hereunder, provided that the Indemnifying Party complies with the provisions hereof.
     Section 8.05 . Computation of Indemnity Losses. The amount of Indemnity Losses hereunder shall be computed after giving effect to receipt of any and all insurance proceeds with respect thereto.
     Section  8.06      .     Payment of Losses.  The Indemnifying Party shall
pay to the Claimant in cash the amount to which the Claimant may become entitled by reason of the provisions of Article VII or this Article VIII, such payment to be made within ninety (90) days after such amount is finally determined either by mutual agreement of the parties or pursuant to the final unappealable judgment of a court of competent jurisdiction, or upon such earlier time as is mutually agreed by Claimant and Indemnifying Party.
                                 ARTICLE IX.

                                MISCELLANEOUS
Section  9.01          .     Survival of Representations and Warranties.  All
representations and warranties contained in this Agreement shall survive the execution, delivery and performance hereof, notwithstanding any investigations conducted  at  any  time  with  respect  thereto.
     Section 9.02 . Counterparts. This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.
     Section 9.03 . Best Efforts; Cooperation. Subject to the terms and conditions of this Agreement, each party will use its commercially reasonable best efforts to take, or cause to be taken, all actions and to do, or cause to be done, all things necessary or desirable under applicable Laws and regulations to consummate the transactions contemplated by this Agreement.
 The parties each agree to execute and deliver such other documents, certificates, agreements and other writings and to take such other actions as may be necessary or desirable in order to consummate or implement expeditiously the transactions contemplated by this Agreement, and from time to time, upon the request of any party to this Agreement and without further consideration, to execute, acknowledge and deliver in proper form any further instruments, and take such other action as the other party may reasonably require,  in  order  to  effectively  carry  out the intent of this Agreement.
     Section 9.04 . Expenses. Buyer and the Sellers shall each bear their own legal, accounting and out-of-pocket costs, expenses and fees in connection with the preparation and closing of this Agreement and the negotiation and consummation of the transaction contemplated herein. The provisions of this Section 9.04 shall not apply with respect to expenses incurred by the parties in connection with any action for breach of this Agreement.
     Section 9.05 . Captions. The captions of the Sections and Articles of this Agreement are solely for convenient reference and shall not be deemed to affect the meaning or interpretation of any paragraph hereof.
     Section 9.06 . Notices. All notices, requests, demands and other communications under this Agreement shall be in writing and shall be deemed to have been duly given on the date of service if served personally on the party to whom notice is to be given, or on the date of receipt by the party to whom notice is to be given if transmitted to such party by telefax, provided a copy is mailed as set forth below on date of transmission, or on the third day after mailing if mailed to the party to whom notice is to be given by registered or certified mail, return receipt requested, postage prepaid, to the following addresses:
If  to  Buyer,  to:
     Crosssmann  Communities  Partnership
     9210  North  Meridian  Street
     Indianapolis,  Indiana    46260
     Attn:    John  B.  Scheumann
     Fax:    (317)  571-2210

If  to  the  Sellers,  to:
     865  West  Carmel  Drive,  Suite  114
     Carmel,  Indiana    46032
     Attn:  James  D.  McKenzie
     Fax:    (317)  574-7601

Any  party  may change its address for purposes of this Section 9.06 by giving the  other  parties  written notice of the new address in the manner set forth above.
     Section  9.07          .        Entire Agreement.  This Agreement and the
agreements referenced in Articles V and VI contain the entire understanding of the parties hereto with respect to the subject matter hereof. There are no representations, promises, warranties, covenants or undertakings other than those expressly set forth or provided for in this Agreement or in the agreements expressly contemplated hereby. This Agreement and the agreements expressly contemplated hereby supersede all prior agreements and understandings between the parties with respect to the transactions contemplated by this Agreement. No provision of this Agreement may be amended or waived except in writing and no such amendment shall extend to anything other than the specific subject matter thereof.
     Section  9.08          .          Governing  Law.  This Agreement and all
transactions contemplated hereby shall be governed, construed and enforced in accordance with the Laws of the State of Indiana, and shall be treated in all respects as a State of Indiana contract, without regard to any state's Laws related to choice or conflict of laws.
     Section 9.09 . Waiver of Compliance. The party for whose benefit a warranty, representation, covenant or condition is intended may in writing waive any inaccuracies in the warranties and representations contained in this Agreement or waive compliance with any of the covenants or conditions contained herein and so waive performance of any of the obligations of the other party hereto, and any defaults hereunder; provided, however, that such waiver must be in writing, and shall not affect or impair the waiving party's rights with respect to any other warranty, representation or covenant or any default hereunder, nor shall any waiver constitute a continuing waiver.
     Section 9.10 . Validity of Provisions. Should any part of this Agreement for any reason be declared by any court of competent jurisdiction to be invalid, such decision shall not affect the validity of the remaining portions of this Agreement, which remaining portions shall continue in full force and effect as if this Agreement had been executed with the invalid portion thereof eliminated therefrom, it being the intent of the parties that they would have executed the remaining portions of this Agreement without including any such part or portion which may for any reason be declared invalid.
     Section 9.11 . No Intention to Benefit Third Parties. The provisions of this Agreement are not intended to, and shall not, benefit any person other than the parties to this Agreement, the provisions hereof are not intended to, and shall not create any third party beneficiary right in any person.
     Section 9.12 . Successors and Assigns. This Agreement shall be binding on, and shall inure to the benefit of, the parties and their respective successors and permitted assigns.
                                 ARTICLE X.

                                 DEFINITIONS
          As used in this Agreement, the following terms have the meanings indicated below:
     "Affiliate" means any individual, corporation, partnership, joint venture, association, limited liability company, joint-stock company, trust, or unincorporated organization, that directly or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with a party.
     "Encumbrances" means all liens, leases, mortgages, pledges, security interests, conditional sales agreements, charges, claims, options, easements, rights of way and other encumbrances of any kind or nature whatsoever.
     "Governmental Entity" means any court, government agency, department, commission, board, bureau or instrumentality of the United States, any local, county, state or federal or political subdivision thereof, or any foreign governmental body of any kind.
     "Law" or "Laws" means any local, county, state, federal, foreign or other law, statute, regulation, ordinance, rule, order, decree, judgment, consent decree, settlement agreement or governmental requirement enacted, promulgated, entered into, agreed or imposed by any Governmental Entity.
     "Lien" means, with respect to any asset, mortgages, liens, claims, charges, pledges, or other encumbrances of any nature whatsoever, including without limitation licenses, leases, chattel or other mortgages, collateral security arrangements, pledges, title imperfections, defect or objection liens, security interests, conditional and installment sales agreements, charges, easements, encroachments or restrictions, rights of third parties, or any other interests of any kind or character whatsoever.
     "Person" means any individual, corporation, partnership, joint venture, association, limited liability company, joint-stock company, trust, or unincorporated organization, or any governmental agency, officer, department, commission, board, bureau, or instrumentality thereof.
     "Returns" mean all returns, reports, information returns, and other schedules, forms, exhibits, coupons or other documents (including all related and supporting information) filed or required to be filed with any Governmental Entity, in connection with the determination, assessment, collection, or administration of any Taxes.
     "Tax" or "Taxes" mean all federal, state, local and foreign taxes (including excise taxes, value added taxes, occupancy taxes, employment taxes, unemployment taxes, ad valorem taxes, customs duties, transfer taxes, and fees), levies, imposts, fees, impositions, assessments and other governmental charges of any nature imposed upon a Person, including all taxes and governmental charges imposed upon any of the personal properties, real properties, tangible or intangible assets, income, receipts, payrolls, transactions, stock transfers, capital stock, net worth or franchises of a Person (including all sales, use, withholding or other taxes which a Person is required to collect and/or pay over to any government), and all related additions to tax, penalties or interest thereon.
     "Taxing Authority" means any domestic or foreign governmental authority having responsibility for the imposition of any Tax.

     IN WITNESS WHEREOF, the parties have caused this Agreement to be executed as of the Effective Date.
          "BUYER"

     Crossmann  Communities  Partnership

          By:  _/s/  John  B.  Scheumann
          Printed:_John  B.  Schuemann
                    Chairman  of  the  Board  of  Directors  and
                    Chief  Executive  Officer,
                    Crossmann  Communities,  Inc.,
                    Its  general  partner

          "SELLERS"

          /s/  James  D.  McKenzie
          James  D.  McKenzie

          /s/  John  E.  Mckinzie
          John  E.  McKenzie

/s/  Mark  W.  Thune
          Mark  W.  Thune





















Exhibit  10.54


                       EXECUTIVE EMPLOYMENT AGREEMENT


     This Executive Employment Agreement ("Agreement") is made and entered into as of the 20th day of October, 2000 (the "Effective Date"), by and among Trinity Homes, LLC, an Indiana limited liability company (the "Company"), Crossmann Communities, Inc., an Indiana corporation ("Crossmann") and John E. McKenzie (the "Executive").

                            PRELIMINARY STATEMENTS

     The Company and Crossmann (referred to, together, herein as the "Employers") have determined that it is in their best interests to employ the Executive as a Vice President of the Company, and the Executive desires to accept such position and to devote his loyalty to the Employers upon the terms and conditions set forth in this Agreement.

                             TERMS AND CONDITIONS

     In consideration of the mutual promises and covenants contained in this Agreement, and intending to be legally bound, the parties hereto agree as follows:

(ix          abEmployment  and  Duties

(ix          abGeneral.  The  Employers  hereby  employ the Executive, and the
Executive hereby agrees to serve the Employers, in the capacity of Vice President of the Company and to perform the executive and management duties that the Board of Directors of the Company and/or the Board of Directors of Crossmann (the "Boards") shall reasonably assign to the Executive from time to time.

(ix          abEmployment Duties Throughout the Employment Term, as defined in
Section 2, the Executive shall: (i) devote his working hours, on a full-time basis, to his duties under this Agreement; (ii) faithfully and loyally serve the Employers; (iii) comply in all respects with the lawful and reasonable directions and instructions given to him by the Boards; and (iv) use his best efforts to promote and serve the interests of the Employers. In the event the directions and instructions given to the Executive by the Boards conflict in any manner, the directions and instructions given by the Board of Directors of Crossmann shall be deemed controlling; full compliance with the express directions and instructions of the Board of Directors of Crossmann shall be deemed a defense to any claim of failure to comply with the directions and instructions of the Board of Directors of the Company.

(ix       abExclusive Employment Throughout the Employment Term, as defined in
Section 2, the Executive shall not render his services, directly or indirectly, for compensation, to any other person or organization without the prior written consent of the Employers and shall not engage in any activity which would significantly interfere with the faithful performance of his duties under this Agreement. The Executive, however, may perform minor services for which he does not receive compensation, so long as such services do not significantly interfere with the faithful performance of his duties under this Agreement or violate the Noncompetition Agreement (as defined herein).

(ix          abLocation  of Employment. The Executive hereby agrees to perform services for the Employers in Indianapolis, Indiana and the vicinity thereof, and the Employers shall not relocate the Executive out of Indianapolis, Indiana or the vicinity thereof without the Executive's consent; provided, however, that the Executive shall travel from time to time to other geographical areas of the United States as necessary or appropriate in connection with the performance of this employment duties under this Agreement.

(ix abEmployment Term. The Executive's employment hereunder shall commence on the Effective Date, and shall continue until October 20, 2003 (the "Initial Term"); provided, however, that upon the expiration of the Initial Term, the Employment Term shall automatically be extended for consecutive, additional periods of one (1) year thereafter (each such one year period being referred to herein as a "Renewal Term"), unless the Employers or the Executive shall have given written notice to the other, at least thirty (30) days prior to the expiration of the Initial Term, or at least thirty (30) days prior to the expiration of the then-current Renewal Term if applicable, that the Employment Term will expire on the last day of the Initial Term or the then-current Renewal Term (as applicable). Notwithstanding the foregoing, the Executive's employment hereunder shall be subject to resignation or termination in
accordance  with  the  provisions  of  Section  4  hereof.    As  used in this
Agreement, the term "Expiration Date" shall mean (a) October 20, 2003, if either party elects as provided above not to extend the Initial Term for any Renewal Terms; (b) October 20 of the then-current Renewal Term, if either party elects as provided above not to extend the then-current Renewal Term for any additional Renewal Terms; and (c) October 20 of the Renewal Term that immediately follows the Initial Term or the then-current Renewal Term (as applicable) (the "Succeeding Renewal Term"), if the Employment Term has been automatically extended for that Succeeding Renewal Term as described above. The term "Employment Term" shall mean the period beginning on the date hereof and ending on the earlier of the Expiration Date, the Termination Date (as defined in Section 4 hereof), the Resignation Date (as defined in Section 4 hereof), or other date the Executive ceases to be employed by the Employers in accordance with Section 4 hereof.

(ix          abCompensation  and  Other Benefits. The Company or Crossmann, as
applicable, shall pay and provide the following compensation and other benefits to the Executive for the services rendered by him under this
Agreement:

(ix          abAnnual  Base Salary. The Company shall pay to the Executive, in accordance with the then prevailing payroll practices of the Company, an annual salary of One Hundred Twenty-five Thousand Dollars and No/100 ($125,000) (the "Annual Base Salary"), subject to required withholdings under Federal, state, and local laws. The Company's obligations with respect to payment of the Annual Base Salary shall not be effective until the Employment Term has commenced, and the Annual Base Salary shall be pro-rated for the calendar year 2000.

(ix abBonus. Commencing during calendar year 2001, the Executive shall be eligible to receive an annual bonus in an amount of up to one hundred percent (100%) of the Executive's Annual Base Salary based upon achievement of certain operating goals established by the Employers, which shall be consistent with those established for other employees of the Crossmann Group who are similarly situated as the Executive, and based upon the overall performance of the Crossmann Group.

(ix         abExecutive Benefits. Except as otherwise specifically provided in this Agreement, the Executive shall be eligible to participate, in accordance with their respective terms and conditions, in all benefit plans presently available or which may subsequently be made available to executives of the Employers, including Crossmann's health care, basic life insurance, supplemental life insurance coverage, disability coverage, business travel accident insurance and any pension or retirement plan of any kind.

(ix        abVacation Leave. The Executive shall be entitled to that number of days of vacation leave per year that is provided to other executives of the Employers with levels of responsibility similar to that of the Executive. The Executive shall accrue and receive full compensation and benefits during his vacation leave periods. Unused vacation leave time shall not carry over from one year of the Employment Term to the next and unused vacation leave time shall not entitle the Executive to any additional compensation.

(ix abAutomobile. The Employers shall provide the Executive with a leased automobile during the Employment Term; provided, that the Employers' total monthly lease payments toward the automobile shall not exceed Six Hundred Fifty Dollars ($650.00) per month. The Employers shall reimburse the Executive for all reasonable expenses associated with the automobile, including gasoline and normal repair expenses, incurred by the Executive in conducting the Employers' business, in accordance with the policies of Crossmann.

(ix       abBusiness Expenses. The Employers shall reimburse the Executive for all reasonable business expenses incurred by the Executive in conducting the Employers' business in accordance with the policies of Crossmann.

(ix          abTermination  of  Employment

(ix          abTermination  for  Cause

(ix          abThe Employers may terminate the Executive's employment with the
Employers pursuant to this Agreement for Cause, as defined herein, by providing written notice to the Executive at least twenty-four (24) hours prior to the Termination Date, as defined in subsection (iii) below.

(ix      abA termination for "Cause" means a termination by one of the Boards for any one or more of the following reasons: (a) theft, fraud, embezzlement, dishonest or other similar behavior by the Executive; (b) any material breach by the Executive of the terms of this Agreement, or the Purchase Agreement or any breach by the Executive of the terms of the Nondisclosure, Noncompetition and Nonsolicitation Agreement dated of even date herewith executed by the Executive (the "Noncompetition Agreement"); (c) any material neglect of duty, incompetence, insubordination or misconduct of the Executive in discharging any of his duties and responsibilities hereunder; (d) any act of theft or dishonesty by the Executive or any criminal conviction or indictment of the Executive; (e) any occurrence of the Executive reporting to work under the influence of alcohol or illegal drugs, or the Executive being under the influence of alcohol or illegal drugs during working hours; (f) any failure or refusal by the Executive to comply with the policies, rules or regulations of the Employers whether now in force or hereafter adopted; (g) any misrepresentation or concealment by the Executive of any material fact for the purpose of securing this Agreement; or (h) any other material act of misconduct within the control of the Executive.

(ix abIn the case of a termination for Cause, the term "Termination Date" as used in this subsection (a) shall mean the actual date the Executive terminates employment with the Employers as a result of action taken by one of the Boards, and not as a result of the Executive's resignation, as provided in
Section  4(b).

(ix          abIf  prior  to  the  Expiration Date the Employers terminate the
Executive's employment for Cause, the Executive shall only be entitled to payment of that portion of the Annual Base Salary under Section 3(a) that the Executive earned through and including the Termination Date, at the rate of the Annual Base Salary in effect or any portion of the year at that time.

(ix       abResignation. The Executive may resign from his employment with the
Employers pursuant to this Agreement at any time by providing written notice to the Boards of his resignation at least thirty (30) days prior to the effective date of the resignation (the "Resignation Notice"). The effective date of the Executive's resignation shall be that specified in the Resignation Notice, or the actual date the Executive terminates employment with the Employers as the result of a resignation, whichever occurs earlier (the "Resignation Date"). If prior to the Expiration Date, the Executive resigns his employment, and the resignation is other than for Good Reason (as hereinafter defined), the Executive shall only be entitled to payment of that portion of the Annual Base Salary under Section 3(a) that the Executive earned through and including the Resignation Date, at the rate of the Annual Base Salary in effect at that time. If prior to the Expiration Date, the Executive resigns his employment for Good Reason, the Executive shall be entitled to those payments and other benefits that are described in Section 4(f) below.

(ix          abTermination  Without  Cause.  The  Employers may, in their sole discretion, terminate the Executive's employment with the Employers pursuant to this Agreement at any time without Cause, by providing written notice to the Executive at least twenty-four (24) hours prior to the Termination Date, as defined in this subsection (c). If, prior to the occurrence of a Change of Control (as hereinafter defined) of Crossmann, the Employers terminate the Executive's employment without Cause, the Company shall be obligated to continue to pay to him that portion of the Annual Base Salary that would otherwise have been payable for the period beginning on the Termination Date and ending on the first to occur of (i) the Expiration Date or (ii) the first anniversary of the Termination Date (the "Severance Payments"). Such payments shall be made as and when the same would have been due and payable if the Executive's employment had continued through such date, subject to the provisions of Sections 4(d) and 4(e). If the Employers terminate the Executive's employment without Cause prior to a Change of Control of Crossmann, the Executive shall not be entitled to any Bonus payments for any periods after the Termination Date. As a condition precedent to receiving the Severance Payments, the Executive shall sign a release of all claims the Executive has or may have against the Employers in form and substance submitted to the Executive by the Employers. The term "Termination Date" as used in this subsection (c) shall mean the actual date the Executive terminates employment with the Employers as a result of action taken by one of the Employers, and not as a result of the Executive's resignation as provided in Section 4(b). Except as provided in this subsection (c) or in subsection
(f), the Executive shall not be eligible to receive any compensation or benefits under this Agreement with respect to any future periods beginning on or after the Termination Date.

(ix          abDeath.  If the Executive dies prior to the Expiration Date, the
Executive's estate or personal representative shall be entitled to receive that portion of the Annual Base Salary, at the rate in effect at the Executive's death, that portion of the Bonus attributable to the period prior to the date of the Executive's death payable in accordance with the terms of
Section 3(b) hereof, and any other compensation or benefits that the Executive earned through and including the date of the Executive's death. If the
Executive  is  entitled  to  receive  payments  from the Employers pursuant to
Section 4(c) at the time of his death, the Executive's estate or personal representative shall be entitled to receive that portion of the Annual Base Salary, at the rate in effect at the Executive's death, and any other compensation or benefits, that the Executive would have been entitled to receive under Section 4(c) through and including the date of the Executive's death. The Executive's estate or personal representative shall not be entitled to receive any portion of the Annual Base Salary or any other compensation or benefits under this Agreement, with respect to any periods ending on or after the date of the Executive's death, which was not payable in accordance with the provisions hereof prior to the date of death.

(ix abDisability. If, prior to the Expiration Date, the Executive becomes Permanently Disabled, as defined in this subsection (e), the Employers may terminate the Executive's employment with the Employers as a result of the Permanent Disability by providing written notice to the Executive at least twenty-four (24) hours prior to the Termination Date, as defined in this subsection (e). If prior to the Expiration Date the Executive becomes Permanently Disabled, the Executive may resign from his employment with the Employers pursuant to this Agreement by providing written notice to the Employers of his resignation at least twenty-four (24) hours prior to the
Resignation Date, as defined in this subsection (e). If the Employers terminate the Executive's employment as a result of a Permanent Disability or the Executive resigns from employment with the Employers as a result of a Permanent Disability, the Executive shall be entitled to receive that portion of the Annual Base Salary under Section 3(a) that the Executive earned through and including the Termination Date or Resignation Date, as applicable, at the rate in effect on such date, and that portion of the Bonus attributable to the period prior to the Termination Date or the Resignation Date, as applicable, payable in accordance with the terms of Section 3(b) hereof. If the Executive is entitled to receive payments from the Employers pursuant to Section 4(c) at the time he becomes Permanently Disabled, the Executive shall be entitled to receive the payments that the Executive would have been entitled to receive under Section 4(c). The Executive shall not be entitled to receive any portion of the Annual Base Salary or any other compensation or benefits under this Agreement with respect to any future periods beginning on or after the later of the Resignation Date, Termination Date, or the date the Executive becomes Permanently Disabled. The Executive shall be deemed "Permanently Disabled" when, and only when, he is deemed permanently disabled in accordance with the disability insurance policy of the Employers in effect at the time of the illness or injury causing the disability, or, in the event no disability policy is then in effect, in accordance with the disability policy of the Employers last in effect. The definition of Permanently Disabled for purposes of this Agreement shall comply with all provisions of applicable law. The term "Termination Date" as used in this subsection (e) shall mean the actual date the Executive terminates employment with the Employers. The term "Resignation Date" as used in this subsection (e) shall mean the actual date the Executive terminates employment with the Employers as the result of a resignation.

(ix          abTermination  or Resignation after Change of Control. If, within twelve (12) months immediately after the occurrence of a Change of Control of Crossmann but prior to the Expiration Date, either the Executive's employment shall be terminated by the Company without Cause or the Executive shall have resigned from employment for Good Reason, the Company or Crossmann, as applicable, shall provide the Executive with the following:

(ix          abThe Company shall pay the Executive his full Annual Base Salary prorated through the Termination Date or Resignation Date at the greater of the rate in effect at the time the Change of Control of Crossmann occurs or at the Termination Date/Resignation Date, plus any bonuses or incentive compensation which pursuant to the terms of any compensation or benefit plan have been earned or have become payable as of the Termination Date or Resignation Date, but which have not yet been paid.

(ix         abThe Company shall pay the Executive a lump sum cash payment as a severance entitlement (the "Severance Entitlement") which, except as limited by Section 4(f)(iv) hereunder, shall otherwise be equal to 2.99 times the highest aggregate amount of Annual Base Salary, bonus and other cash compensation paid by the Company to the Executive for any full calendar year during which the Executive was employed by the Employers pursuant to the Employment Agreement.

(ix        abThe Employers shall continue to provide for the Executive and his dependents, for a period of twelve (12) months following the Termination Date or Resignation Date, life insurance, medical and hospitalization benefits comparable to those provided by the Employers to the Executive and his dependents immediately prior to the Change of Control of Crossmann, provided that any coverage provided pursuant to this subsection (iii) shall terminate to the extent that the Executive obtains comparable life insurance, medical or hospitalization benefits coverage from any other employer during such twelve
(12) month period. The benefits provided under this subsection (iii) shall not be materially less favorable to the Executive in terms of amounts, deductibles and costs to him, if any, than such benefits provided by the Employers to the Executive and his dependents as of the date of the Change of Control of Crossmann. This subsection (iii) shall not be interpreted so as to limit any benefits to which the Executive or his dependents may be entitled under the Employer's life insurance, medical, hospitalization, dental or disability plans following the Termination Date or Resignation Date and shall be in addition to any COBRA rights under federal law.

(ix abNotwithstanding any other provision contained in this Agreement, if the aggregate present value of all payments made or payable to the Executive, whether pursuant to this Agreement or otherwise, that constitute "parachute payments" within the meaning of Section 280G(b)(2)(A) of the Internal Revenue Code of 1986, as amended (the "Code"), equals or exceeds three times the Executive's "base amount" within the meaning of Section 280G of the Code, then the amounts otherwise payable pursuant to the Agreement shall be reduced, but not below zero, so that the aggregate present value of the Executive's
"parachute payments" does not exceed three times the Executive's benefits under this Agreement. This reduction shall be implemented first by reducing any non-cash benefits to the extent necessary and, second, by reducing any cash benefits and the Severance Entitlement to the extent necessary. In each case, the reduction shall be made starting with the latest payment or benefit.
 All determinations as to what amounts paid or payable to the Executive constitute "parachute payments" and the present value thereof shall be made in accordance with Section 280G of the Code, and any rulings and regulations promulgated under the Code, and shall be made within 30 days after the Termination Date by the Company's independent auditors.

               As a condition precedent to receiving the Severance Entitlement or any of the other compensation described in this subsection (f), the Executive shall sign a release of all claims the Executive has or may have against the Employers in form and substance submitted to the Executive by the Employers. The term "Termination Date" as used in this subsection (f) shall mean the actual date the Executive terminates employment with the Employers as a result of action taken by one of the Employers, and not as a result of the Executive's resignation as provided in Section 4(b).

(ix abNondisclosure, Noncompetition and Nonsolicitation Agreement. On the date hereof the Executive, Crossmann and the Company entered into the
Noncompetition  Agreement.    All  of  the  terms  and  conditions  of  the
Noncompetition Agreement are incorporated herein by reference and any breach of the Noncompetition Agreement shall be deemed to be a breach of this Agreement.

(ix          abNon-assignability;  Binding  Agreement

(ix        abBy the Executive. The Executive shall not assign or delegate this
Agreement or any right, duty, obligation, or interest under this Agreement without the Company's and Crossmann's prior written consent; provided, however, that nothing shall preclude the Executive from designating beneficiaries to receive benefits payable under this Agreement upon his death, and nothing shall preclude the Executive's executors, administrators, or their legal representatives, from assigning any rights under this Agreement to any person.

(ix abBy the Company or Crossmann. This Agreement shall be binding on the Company and Crossmann and any successor to all or substantially all of Crossmann's or the Company's business or assets. Without limiting the prior sentence, the Company and Crossmann will require any successor or assign (whether direct or indirect, by purchase, consolidation, merger, or otherwise) to all or substantially all of the business and/or assets of the Company or Crossmann to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company or Crossmann would be required to perform this Agreement if no such succession or assignment had occurred. The Executive hereby agrees that the Company and/or Crossmann may assign, delegate, or transfer this Agreement and all of their rights and obligations under this Agreement to any of its affiliates or subsidiaries or to any business entity that by purchase, merger, consolidation, or otherwise acquires all or substantially all of the assets of the Company or Crossmann or to which the Company or Crossmann transfers all or substantially all of its assets. Upon assignment, delegation, or transfer, any such affiliate, subsidiary, or business entity shall be deemed to be substituted for the Company and/or Crossmann, as applicable, for all purposes of this Agreement.

(ix abBinding Effect. Except as limited under Sections 6(a) and 6(b), this Agreement shall be binding upon and inure to the benefit of the parties, any successors to or assigns of the Company and/or Crossmann, and the Executive's heirs and the personal representatives or executor of the Executive's estate.

(ix         abSeverability. If a court of competent jurisdiction makes a final determination that any term or provision of this Agreement is invalid or unenforceable, and all rights to appeal the determination have been exhausted or the period of time during which any appeal of the determination may be perfected has been exhausted, the remaining terms and provisions shall be unimpaired and the invalid or unenforceable term or provision shall be deemed replaced by a term or provision that is valid and enforceable and that most closely approximates the intention of the parties with respect to the invalid or unenforceable term or provision, as evidenced by the remaining valid and enforceable terms and conditions of this Agreement.

(ix abAmendment. No provision of this Agreement may be modified, amended, waived, or discharged in any manner except by an instrument in writing signed by the Executive and on behalf of the Company and Crossmann by such officers
as  may  be  specifically  designated  by  the  Boards.    No  agreement  or
representation, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by any party which is not expressly set forth in this Agreement.

(ix         abWaiver. The waiver by any party of compliance by any other party with any provision of this Agreement shall not operate or be construed as a waiver of any other provision of this Agreement (whether or not similar), or a continuing waiver or a waiver of any subsequent breach by a party of a provision of this Agreement. Performance by any party of any act not required of it under the terms and conditions of this Agreement shall not constitute a waiver of the limitations on its obligations under this Agreement, and no performance shall estop that party from asserting those limitations as to any further or future performance of its obligations.

(ix         abGoverning Law and Jurisdiction. The laws of the State of Indiana shall govern the validity, performance, enforcement, interpretation and any other aspect of this Agreement, notwithstanding any state's choice of law provisions to the contrary.

(ix          abNotices. All notices required or desired to be given under this
Agreement shall be in writing and shall be deemed to have been duly given (i) on the date of service if served personally on the party to whom notice is to be given, (ii) on the date of receipt by the party to whom notice is to be given if transmitted to such party by telefax, provided a copy is mailed as set forth below on the date of transmission, or (iii) on the third day after mailing if mailed to the party to whom notice is to be given by registered or certified mail, return receipt requested, postage prepaid, to the following addresses:

     (a)          If  to  the  Company  or  Crossmann,  to:

          Crossmann  Communities,  Inc.
          9210  North  Meridian  St.
          Indianapolis,  IN  46260
          Attn:  John  B.  Scheumann
          Tel.  No.:  (317)  843-9514
          Fax:  (317)  571-2210

                    With  a  copy  to:

          Steven  K.  Humke,  Esq.
          ICE  MILLER
          One  American  Square
          Box  82001
          Indianapolis,  Indiana    46282
          Fax:    (317)  592-4675

     (b)          If    to  the  Executive,  to:

          865  West  Carmel  Drive,  Suite  114
          Carmel,  Indiana  46032
          Fax:  (317)  574-7601

Any party may, by giving written notice to the other parties, change the address to which notice shall then be sent.

(ix        abPrior Agreements. This Agreement and the Noncompetition Agreement
are a complete and total integration of the understanding of the parties. This Agreement and the Noncompetition Agreement supersede all prior or contemporaneous negotiations, commitments, agreements, writings including handbooks, and discussions with respect to the subject matter of this Agreement and the Noncompetition Agreement.

(ix          abHeadings.  The  headings  of the Sections of this Agreement are inserted for convenience only and shall not be deemed to constitute part of this Agreement or to affect the construction of this Agreement.

(ix          abCounterparts.  This  Agreement  may  be executed in one or more counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one and the same Agreement. Only one counterpart signed by the party against which enforcement is sought needs to be produced to evidence the existence of this Agreement.

(ix          abMiscellaneous  Definitions.  For  purposes  of  this Agreement:



                                      --
     (a) A "Change of Control" of Crossmann shall be deemed to occur (i) when any person (as such term is used in Sections 13(e) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), other than John Scheumann or Richard Crosser becomes the beneficial owner (as defined in Rule 13d-3 promulgated under the Exchange Act) directly or indirectly of securities of Crossmann representing 40% or more of the combined voting power of Crossmann's then outstanding securities (assuming conversion of all outstanding nonvoting securities into voting securities and the exercise of all outstanding options or other convertible securities); or (ii) upon the approval by Crossmann's shareholders of (A) a merger or consolidation of Crossmann with or into another company (other than a merger or consolidation in which Crossmann is the surviving corporation and which does not result in any capital reorganization or reclassification or other change in the ownership of Crossmann's then outstanding shares which would be deemed a Change of Control pursuant to subsection(s) (i) or (ii) hereof), (B) a sale or disposition of all or substantially all of Crossmann's assets other than to an affiliate of Crossmann, or (C) a plan of liquidation or dissolution of Crossmann.



                                      --
     (b) A termination for "Good Reason" shall mean the voluntary cessation by the Executive of employment with the Employers, after a Change of Control of Crossmann, which cessation occurs within ninety (90) days after (i) the Executive's base salary was reduced to an amount less than the Executive's base salary as of the date of this Agreement and/or (ii) the amount of the targeted annual incentives available to the Executive (based on realization of certain corporate and individual objectives) are materially decreased from the amount of similar incentives available in prior years and/or (iii) the nature and scope of the Executive's duties were materially reduced and/or (iv) a significant adverse reduction or alteration in the scope or status of the Executive's position, duties or responsibilities or the conditions of the Executive's employment from those in effect immediately prior to such Change of Control of Crossmann are effected, and/or (v) Crossmann fails to continue this Agreement in effect or to obtain a satisfactory agreement from any successor to assume and agree to perform this Agreement.






              [REMAINDER OF THE PAGE INTENTIONALLY LEFT BLANK]

          The  parties  have executed this Agreement on the Effective Date.

"THE  COMPANY"

TRINITY  HOMES,  LLC

By:/s/  John  B.  Scheumann
          Title:  Manager

          "CROSSMANN"

CROSSMANN  COMMUNITIES,  INC.


By:/s/  John  B.  Scheumann
          Title:  Chief  Executive  Officer

"EXECUTIVE"

            /s/  John  E.  McKenzie
            John  E.  McKenzie




                                      --



















Exhibit  10.55


          EXECUTIVE  EMPLOYMENT  AGREEMENT


     This Executive Employment Agreement ("Agreement") is made and entered into as of the 20th day of October, 2000 (the "Effective Date"), by and among Trinity Homes, LLC, an Indiana limited liability company (the "Company"), Crossmann Communities, Inc., an Indiana corporation ("Crossmann") and James D. McKenzie (the "Executive").

                            PRELIMINARY STATEMENTS

     The Company and Crossmann (referred to, together, herein as the "Employers") have determined that it is in their best interests to employ the Executive as President of the Company, and the Executive desires to accept such position and to devote his loyalty to the Employers upon the terms and conditions set forth in this Agreement.

                             TERMS AND CONDITIONS

     In consideration of the mutual promises and covenants contained in this Agreement, and intending to be legally bound, the parties hereto agree as follows:

(ii          abEmployment  and  Duties

(ii          abGeneral.  The  Employers  hereby  employ the Executive, and the
Executive hereby agrees to serve the Employers, in the capacity of President of the Company and to perform the executive and management duties that the Board of Directors of the Company and/or the Board of Directors of Crossmann (the "Boards") shall reasonably assign to the Executive from time to time.

(ii          abEmployment Duties Throughout the Employment Term, as defined in
Section 2, the Executive shall: (i) devote his working hours, on a full-time basis, to his duties under this Agreement; (ii) faithfully and loyally serve the Employers; (iii) comply in all respects with the lawful and reasonable directions and instructions given to him by the Boards; and (iv) use his best efforts to promote and serve the interests of the Employers. In the event the directions and instructions given to the Executive by the Boards conflict in any manner, the directions and instructions given by the Board of Directors of Crossmann shall be deemed controlling; full compliance with the express directions and instructions of the Board of Directors of Crossmann shall be deemed a defense to any claim of failure to comply with the directions and instructions of the Board of Directors of the Company.

(ii       abExclusive Employment Throughout the Employment Term, as defined in
Section 2, the Executive shall not render his services, directly or indirectly, for compensation, to any other person or organization without the prior written consent of the Employers and shall not engage in any activity which would significantly interfere with the faithful performance of his duties under this Agreement. The Executive, however, may perform minor services for which he does not receive compensation, so long as such services do not significantly interfere with the faithful performance of his duties under this Agreement or violate the Noncompetition Agreement (as defined herein).

(ii          abLocation  of Employment. The Executive hereby agrees to perform services for the Employers in Indianapolis, Indiana and the vicinity thereof, and the Employers shall not relocate the Executive out of Indianapolis, Indiana or the vicinity thereof without the Executive's consent; provided, however, that the Executive shall travel from time to time to other geographical areas of the United States as necessary or appropriate in connection with the performance of this employment duties under this Agreement.

(ii abEmployment Term. The Executive's employment hereunder shall commence on the Effective Date, and shall continue until October 20, 2003 (the "Initial Term"); provided, however, that upon expiration of the Initial Term, the Employment Term shall automatically be extended for consecutive, additional periods of one (1) year thereafter (each such one year period being referred to herein as a "Renewal Term"), unless the Employers or the Executive shall have given written notice to the other, at least thirty (30) days prior to the expiration of the Initial Term, or at least thirty (30) days prior to the expiration of the then-current Renewal Term if applicable, that the Employment Term will expire on the last day of the Initial Term or the then-current Renewal Term (as applicable). Notwithstanding the foregoing, the Executive's employment hereunder shall be subject to resignation or termination in
accordance  with  the  provisions  of  Section  4  hereof.    As  used in this
Agreement, the term "Expiration Date" shall mean (a) October 20, 2003, if either party elects as provided above not to extend the Initial Term for any Renewal Terms; (b) October 20 of the then-current Renewal Term, if either party elects as provided above not to extend the then-current Renewal Term for any additional Renewal Terms; and (c) October 20 of the Renewal Term that immediately follows the Initial Term or the then-current Renewal Term (as applicable) (the "Succeeding Renewal Term"), if the Employment Term has been automatically extended for that Succeeding Renewal Term as described above. The term "Employment Term" shall mean the period beginning on the date hereof and ending on the earlier of the Expiration Date, the Termination Date (as defined in Section 4 hereof), the Resignation Date (as defined in Section 4 hereof), or other date the Executive ceases to be employed by the Employers in accordance with Section 4 hereof.

(ii          abCompensation  and  Other Benefits. The Company or Crossmann, as
applicable, shall pay and provide the following compensation and other benefits to the Executive for the services rendered by him under this
Agreement:

(ii          abAnnual  Base Salary. The Company shall pay to the Executive, in accordance with the then prevailing payroll practices of the Company, an annual salary of One Hundred Twenty-five Thousand Dollars and No/100 ($125,000) (the "Annual Base Salary"), subject to required withholdings under Federal, state, and local laws. The Company's obligations with respect to payment of the Annual Base Salary shall not be effective until the Employment Term has commenced, and the Annual Base Salary shall be pro-rated for the calendar year 2000.

(ii       abBonus Commencing during calendar year 2001, the Executive shall be eligible to receive an annual bonus in an amount of up to one hundred percent (100%) of the Executive's Annual Base Salary based upon achievement of certain operating goals established by the Employers, which shall be consistent with those established for other employees of the Crossmann Group who are similarly situated as the Executive, and based upon the overall performance of the Crossmann Group.

(ii         abExecutive Benefits. Except as otherwise specifically provided in this Agreement, the Executive shall be eligible to participate, in accordance with their respective terms and conditions, in all benefit plans presently available or which may subsequently be made available to executives of the Employers, including Crossmann's health care, basic life insurance, supplemental life insurance coverage, disability coverage, business travel accident insurance and any pension or retirement plan of any kind.

(ii        abVacation Leave. The Executive shall be entitled to that number of days of vacation leave per year that is provided to other executives of the Employers with levels of responsibility similar to that of the Executive. The Executive shall accrue and receive full compensation and benefits during his vacation leave periods. Unused vacation leave time shall not carry over from one year of the Employment Term to the next and unused vacation leave time shall not entitle the Executive to any additional compensation.

(ii abAutomobile. The Employers shall provide the Executive with a leased automobile during the Employment Term; provided, that the Employers' total monthly lease payments toward the automobile shall not exceed Six Hundred Fifty Dollars ($650.00) per month. The Employers shall reimburse the Executive for all reasonable expenses associated with the automobile, including gasoline and normal repair expenses, incurred by the Executive in conducting the Employers' business, in accordance with the policies of Crossmann.

(ii       abBusiness Expenses. The Employers shall reimburse the Executive for all reasonable business expenses incurred by the Executive in conducting the Employers' business in accordance with the policies of Crossmann.

(ii          abTermination  of  Employment

(ii          abTermination  for  Cause

(ii          abThe Employers may terminate the Executive's employment with the
Employers pursuant to this Agreement for Cause, as defined herein, by providing written notice to the Executive at least twenty-four (24) hours prior to the Termination Date, as defined in subsection (iii) below.

(ii      abA termination for "Cause" means a termination by one of the Boards for any one or more of the following reasons: (a) theft, fraud, embezzlement, dishonest or other similar behavior by the Executive; (b) any material breach by the Executive of the terms of this Agreement, or the Purchase Agreement or any breach by the Executive of the terms of the Nondisclosure, Noncompetition and Nonsolicitation Agreement dated of even date herewith executed by the Executive (the "Noncompetition Agreement"); (c) any material neglect of duty, incompetence, insubordination or misconduct of the Executive in discharging any of his duties and responsibilities hereunder; (d) any act of theft or dishonesty by the Executive or any criminal conviction or indictment of the Executive; (e) any occurrence of the Executive reporting to work under the influence of alcohol or illegal drugs, or the Executive being under the influence of alcohol or illegal drugs during working hours; (f) any failure or refusal by the Executive to comply with the policies, rules or regulations of the Employers whether now in force or hereafter adopted; (g) any misrepresentation or concealment by the Executive of any material fact for the purpose of securing this Agreement; or (h) any other material act of misconduct within the control of the Executive.

(ii abIn the case of a termination for Cause, the term "Termination Date" as used in this subsection (a) shall mean the actual date the Executive terminates employment with the Employers as a result of action taken by one of the Boards, and not as a result of the Executive's resignation, as provided in
Section  4(b).

(ii          abIf  prior  to  the  Expiration Date the Employers terminate the
Executive's employment for Cause, the Executive shall only be entitled to payment of that portion of the Annual Base Salary under Section 3(a) that the Executive earned through and including the Termination Date, at the rate of the Annual Base Salary in effect or any portion of the year at that time.

(ii       abResignation. The Executive may resign from his employment with the
Employers pursuant to this Agreement at any time by providing written notice to the Boards of his resignation at least thirty (30) days prior to the effective date of the resignation (the "Resignation Notice"). The effective date of the Executive's resignation shall be that specified in the Resignation Notice, or the actual date the Executive terminates employment with the Employers as the result of a resignation, whichever occurs earlier (the "Resignation Date"). If prior to the Expiration Date, the Executive resigns his employment, and the resignation is other than for Good Reason (as hereinafter defined), the Executive shall only be entitled to payment of that portion of the Annual Base Salary under Section 3(a) that the Executive earned through and including the Resignation Date, at the rate of the Annual Base Salary in effect at that time. If prior to the Expiration Date, the Executive resigns his employment for Good Reason, the Executive shall be entitled to those payments and other benefits that are described in Section 4(f) below.

(ii          abTermination  Without  Cause.  The  Employers may, in their sole discretion, terminate the Executive's employment with the Employers pursuant to this Agreement at any time without Cause, by providing written notice to the Executive at least twenty-four (24) hours prior to the Termination Date, as defined in this subsection (c). If, prior to the occurrence of a Change of Control (as hereinafter defined) of Crossmann, the Employers terminate the Executive's employment without Cause, the Company shall be obligated to continue to pay to him that portion of the Annual Base Salary that would otherwise have been payable for the period beginning on the Termination Date and ending on the first to occur of (i) the Expiration Date or (ii) the first anniversary of the Termination Date (the "Severance Payments"). Such payments shall be made as and when the same would have been due and payable if the Executive's employment had continued through such date, subject to the provisions of Sections 4(d) and 4(e). If the Employers terminate the Executive's employment without Cause prior to a Change of Control of Crossmann, the Executive shall not be entitled to any Bonus payments for any periods after the Termination Date. As a condition precedent to receiving the Severance Payments, the Executive shall sign a release of all claims the Executive has or may have against the Employers in form and substance submitted to the Executive by the Employers. The term "Termination Date" as used in this subsection (c) shall mean the actual date the Executive terminates employment with the Employers as a result of action taken by one of the Employers, and not as a result of the Executive's resignation as provided in Section 4(b). Except as provided in this subsection (c) or in subsection
(f), the Executive shall not be eligible to receive any compensation or benefits under this Agreement with respect to any future periods beginning on or after the Termination Date.

(ii          abDeath.  If the Executive dies prior to the Expiration Date, the
Executive's estate or personal representative shall be entitled to receive that portion of the Annual Base Salary, at the rate in effect at the Executive's death, that portion of the Bonus attributable to the period prior to the date of the Executive's death payable in accordance with the terms of
Section 3(b) hereof, and any other compensation or benefits that the Executive earned through and including the date of the Executive's death. If the
Executive  is  entitled  to  receive  payments  from the Employers pursuant to
Section 4(c) at the time of his death, the Executive's estate or personal representative shall be entitled to receive that portion of the Annual Base Salary, at the rate in effect at the Executive's death, and any other compensation or benefits, that the Executive would have been entitled to receive under Section 4(c) through and including the date of the Executive's death. The Executive's estate or personal representative shall not be entitled to receive any portion of the Annual Base Salary or any other compensation or benefits under this Agreement, with respect to any periods ending on or after the date of the Executive's death, which was not payable in accordance with the provisions hereof prior to the date of death.

(ii abDisability. If, prior to the Expiration Date, the Executive becomes Permanently Disabled, as defined in this subsection (e), the Employers may terminate the Executive's employment with the Employers as a result of the Permanent Disability by providing written notice to the Executive at least twenty-four (24) hours prior to the Termination Date, as defined in this subsection (e). If prior to the Expiration Date the Executive becomes Permanently Disabled, the Executive may resign from his employment with the Employers pursuant to this Agreement by providing written notice to the Employers of his resignation at least twenty-four (24) hours prior to the
Resignation Date, as defined in this subsection (e). If the Employers terminate the Executive's employment as a result of a Permanent Disability or the Executive resigns from employment with the Employers as a result of a Permanent Disability, the Executive shall be entitled to receive that portion of the Annual Base Salary under Section 3(a) that the Executive earned through and including the Termination Date or Resignation Date, as applicable, at the rate in effect on such date, and that portion of the Bonus attributable to the period prior to the Termination Date or the Resignation Date, as applicable, payable in accordance with the terms of Section 3(b) hereof. If the Executive is entitled to receive payments from the Employers pursuant to Section 4(c) at the time he becomes Permanently Disabled, the Executive shall be entitled to receive the payments that the Executive would have been entitled to receive under Section 4(c). The Executive shall not be entitled to receive any portion of the Annual Base Salary or any other compensation or benefits under this Agreement with respect to any future periods beginning on or after the later of the Resignation Date, Termination Date, or the date the Executive becomes Permanently Disabled. The Executive shall be deemed "Permanently Disabled" when, and only when, he is deemed permanently disabled in accordance with the disability insurance policy of the Employers in effect at the time of the illness or injury causing the disability, or, in the event no disability policy is then in effect, in accordance with the disability policy of the Employers last in effect. The definition of Permanently Disabled for purposes of this Agreement shall comply with all provisions of applicable law. The term "Termination Date" as used in this subsection (e) shall mean the actual date the Executive terminates employment with the Employers. The term "Resignation Date" as used in this subsection (e) shall mean the actual date the Executive terminates employment with the Employers as the result of a resignation.

(ii      abTermination or Resignation after Change of ControlIf, within twelve
(12) months immediately after the occurrence of a Change of Control of Crossmann but prior to the Expiration Date, either the Executive's employment shall be terminated by the Company (other than for Cause) or the Executive shall have resigned from employment for Good Reason, the Company or Crossmann, as applicable, shall provide the Executive with the following:

(ii          abThe Company shall pay the Executive his full Annual Base Salary prorated through the Termination Date or Resignation Date at the greater of the rate in effect at the time the Change of Control of Crossmann occurs or at the Termination Date/Resignation Date, plus any bonuses or incentive compensation which pursuant to the terms of any compensation or benefit plan have been earned or have become payable as of the Termination Date or Resignation Date, but which have not yet been paid.

(ii         abThe Company shall pay the Executive a lump sum cash payment as a severance entitlement (the "Severance Entitlement") which, except as limited by Section 4(f)(iv) hereunder, shall otherwise be equal to 2.99 times the highest aggregate amount of Annual Base Salary, bonus and other cash compensation paid by the Company to the Executive for any full calendar year during which the Executive was employed by the Employers pursuant to the Employment Agreement;

(ii        abThe Employers shall continue to provide for the Executive and his dependents, for a period of twelve (12) months following the Termination Date or Resignation Date, life insurance, medical and hospitalization benefits comparable to those provided by the Employers to the Executive and his dependents immediately prior to the Change of Control of Crossmann, provided that any coverage provided pursuant to this subsection (iii) shall terminate to the extent that the Executive obtains comparable life insurance, medical or hospitalization benefits coverage from any other employer during such twelve
(12) month period. The benefits provided under this subsection (iii) shall not be materially less favorable to the Executive in terms of amounts, deductibles and costs to him, if any, than such benefits provided by the Employers to the Executive and his dependents as of the date of the Change of Control of Crossmann. This subsection (iii) shall not be interpreted so as to limit any benefits to which the Executive or his dependents may be entitled under the Employer's life insurance, medical, hospitalization, dental or disability plans following the Termination Date or Resignation Date and shall be in addition to any COBRA rights under federal law.

(ii abNotwithstanding any other provision contained in this Agreement, if the aggregate present value of all payments made or payable to the Executive, whether pursuant to this Agreement or otherwise, that constitute "parachute payments" within the meaning of Section 280G(b)(2)(A) of the Internal Revenue Code of 1986, as amended (the "Code"), equals or exceeds three times the Executive's "base amount" within the meaning of Section 280G of the Code, then the amounts otherwise payable pursuant to the Agreement shall be reduced, but not below zero, so that the aggregate present value of the Executive's
"parachute payments" does not exceed three times the Executive's benefits under this Agreement. This reduction shall be implemented first by reducing any non-cash benefits to the extent necessary and, second, by reducing any cash benefits and the Severance Entitlement to the extent necessary. In each case, the reduction shall be made starting with the latest payment or benefit.
 All determinations as to what amounts paid or payable to the Executive constitute "parachute payments" and the present value thereof shall be made in accordance with Section 280G of the Code, and any rulings and regulations promulgated under the Code, and shall be made within 30 days after the Termination Date by the Company's independent auditors.

               As a condition precedent to receiving the Severance Entitlement or any of the other compensation described in this subsection (f), the Executive shall sign a release of all claims the Executive has or may have against the Employers in form and substance submitted to the Executive by the Employers. The term "Termination Date" as used in this subsection (f) shall mean the actual date the Executive terminates employment with the Employers as a result of action taken by one of the Employers, and not as a result of the Executive's resignation as provided in Section 4(b).

(ii abNondisclosure, Noncompetition and Nonsolicitation Agreement. On the date hereof the Executive, Crossmann and the Company entered into the
Noncompetition  Agreement.    All  of  the  terms  and  conditions  of  the
Noncompetition Agreement are incorporated herein by reference and any breach of the Noncompetition Agreement shall be deemed to be a breach of this Agreement.

Non-assignability,  Binding  Agreement.

(ii       ab     By the Executive. The Executive shall not assign or delegate this Agreement or any right, duty, obligation, or interest under this Agreement without the Company's and Crossmann's prior written consent;
provided, however, that nothing shall preclude the Executive from designating beneficiaries to receive benefits payable under this Agreement upon his death, and nothing shall preclude the Executive's executors, administrators, or their legal representatives, from assigning any rights under this Agreement to any person.

(ii abBy the Company or Crossmann. This Agreement shall be binding on the Company and Crossmann and any successor to all or substantially all of Crossmann's or the Company's business or assets. Without limiting the prior sentence, the Company and Crossmann will require any successor or assign (whether direct or indirect, by purchase, consolidation, merger, or otherwise) to all or substantially all of the business and/or assets of the Company or Crossmann to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company or Crossmann would be required to perform this Agreement if no such succession or assignment had occurred. The Executive hereby agrees that the Company and/or Crossmann may assign, delegate, or transfer this Agreement and all of their rights and obligations under this Agreement to any of its affiliates or subsidiaries or to any business entity that by purchase, merger, consolidation, or otherwise acquires all or substantially all of the assets of the Company or Crossmann or to which the Company or Crossmann transfers all or substantially all of its assets. Upon assignment, delegation, or transfer, any such affiliate, subsidiary, or business entity shall be deemed to be substituted for the Company and/or Crossmann, as applicable, for all purposes of this Agreement.

(ii      abBinding Effect. Except as limited under Sections 6(a) and 6(b), this Agreement shall be binding upon and inure to the benefit of the parties, any successors to or assigns of the Company and/or Crossmann, and the Executive's heirs and the personal representatives or executor of the Executive's estate.

(ii         abSeverability. If a court of competent jurisdiction makes a final determination that any term or provision of this Agreement is invalid or unenforceable, and all rights to appeal the determination have been exhausted or the period of time during which any appeal of the determination may be perfected has been exhausted, the remaining terms and provisions shall be unimpaired and the invalid or unenforceable term or provision shall be deemed replaced by a term or provision that is valid and enforceable and that most closely approximates the intention of the parties with respect to the invalid or unenforceable term or provision, as evidenced by the remaining valid and enforceable terms and conditions of this Agreement.

(ii abAmendment. No provision of this Agreement may be modified, amended, waived, or discharged in any manner except by an instrument in writing signed by the Executive and on behalf of the Company and Crossmann by such officers
as  may  be  specifically  designated  by  the  Boards.    No  agreement  or
representation, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by any party which is not expressly set forth in this Agreement.

(ii         abWaiver. The waiver by any party of compliance by any other party with any provision of this Agreement shall not operate or be construed as a waiver of any other provision of this Agreement (whether or not similar), or a continuing waiver or a waiver of any subsequent breach by a party of a provision of this Agreement. Performance by any party of any act not required of it under the terms and conditions of this Agreement shall not constitute a waiver of the limitations on its obligations under this Agreement, and no performance shall estop that party from asserting those limitations as to any further or future performance of its obligations.

(ii         abGoverning Law and Jurisdiction. The laws of the State of Indiana shall govern the validity, performance, enforcement, interpretation and any other aspect of this Agreement, notwithstanding any state's choice of law provisions to the contrary.

(ii          abNotices. All notices required or desired to be given under this
Agreement shall be in writing and shall be deemed to have been duly given (i) on the date of service if served personally on the party to whom notice is to be given, (ii) on the date of receipt by the party to whom notice is to be given if transmitted to such party by telefax, provided a copy is mailed as set forth below on the date of transmission, or (iii) on the third day after mailing if mailed to the party to whom notice is to be given by registered or certified mail, return receipt requested, postage prepaid, to the following addresses:

     (a)          If  to  the  Company  or  Crossmann,  to:

          Crossmann  Communities,  Inc.
          9210  North  Meridian  St.
          Indianapolis,  IN  46260
          Attn:  John  B.  Scheumann
          Tel.  No.:  (317)  843-9514
          Fax:  (317)  571-2210

          With  a  copy  to:

          Steven  K.  Humke,  Esq.
          ICE  MILLER
          One  American  Square
          Box  82001
          Indianapolis,  Indiana    46282
          Fax:    (317)  592-4675

     (b)          If    to  the  Executive,  to:

          865  West  Carmel  Drive,  Suite  114
          Carmel,  Indiana  46032
          Fax:  (317)  574-7601



Any party may, by giving written notice to the other parties, change the address to which notice shall then be sent.
(ii        abPrior Agreements. This Agreement and the Noncompetition Agreement
are a complete and total integration of the understanding of the parties. This Agreement and the Noncompetition Agreement supersede all prior or contemporaneous negotiations, commitments, agreements, writings including handbooks, and discussions with respect to the subject matter of this Agreement and the Noncompetition Agreement.

(ii          abHeadings.  The  headings  of the Sections of this Agreement are inserted for convenience only and shall not be deemed to constitute part of this Agreement or to affect the construction of this Agreement.

(ii          abCounterparts.  This  Agreement  may  be executed in one or more counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one and the same Agreement. Only one counterpart signed by the party against which enforcement is sought needs to be produced to evidence the existence of this Agreement.

(ii          abMiscellaneous  Definitions  For  purposes  of  this  Agreement:



                                      --
     (a) A "Change of Control" of Crossmann shall be deemed to occur (i) when any person (as such term is used in Sections 13(e) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), other than John Scheumann or Richard Crosser becomes the beneficial owner (as defined in Rule 13d-3 promulgated under the Exchange Act) directly or indirectly of securities of Crossmann representing 40% or more of the combined voting power of Crossmann's then outstanding securities (assuming conversion of all outstanding nonvoting securities into voting securities and the exercise of all outstanding options or other convertible securities); or (ii) upon the approval by Crossmann's shareholders of (A) a merger or consolidation of Crossmann with or into another company (other than a merger or consolidation in which Crossmann is the surviving corporation and which does not result in any capital reorganization or reclassification or other change in the ownership of Crossmann's then outstanding shares which would be deemed a Change of Control pursuant to subsection(s) (i) or (ii) hereof), (B) a sale or disposition of all or substantially all of Crossmann's assets other than to an affiliate of Crossmann, or (C) a plan of liquidation or dissolution of Crossmann.



                                      --
          (b) A termination for "Good Reason" shall mean the voluntary cessation by the Executive of employment with the Employers, after a Change of Control of Crossmann, which cessation occurs within ninety (90) days after (i) the Executive's base salary was reduced to an amount less than the Executive's base salary as of the date of this Agreement and/or (ii) the amount of the targeted annual incentives available to the Executive (based on realization of certain corporate and individual objectives) are materially decreased from the amount of similar incentives available in prior years and/or (iii) the nature and scope of the Executive's duties were materially reduced and/or (iv) a significant adverse reduction or alteration in the scope or status of the Executive's position, duties or responsibilities or the conditions of the Executive's employment from those in effect immediately prior to such Change of Control of Crossmann are effected, and/or (v) Crossmann fails to continue this Agreement in effect or to obtain a satisfactory agreement from any successor to assume and agree to perform this Agreement.





               [REMAINDER OF THE PAGE INTENTIONALLY LEFT BLANK]

     The  parties  have  executed  this  Agreement  on  the  Effective  Date.

"THE  COMPANY"

TRINITY  HOMES,  LLC

By:/s/  John  B.  Scheumann

     Title:  Manager

     "CROSSMANN"

CROSSMANN  COMMUNITIES,  INC.


By:/s/  John  B.  Scheumann

     Title:  Chief  Executive  Officer

"EXECUTIVE"



/s/  James  D.  McKenzie
     James  D.  McKenzie

















EXHIBIT  10.56


                     NONDISCLOSURE, NONCOMPETITION AND
                         NONSOLICITATION AGREEMENT


This Nondisclosure, Noncompetition and Nonsolicitation Agreement (the "Agreement") is made and entered into as of the 20th day of October, 2000 (the "Effective Date"), by and among Crossmann Communities Partnership, an Indiana partnership ("Crossmann"), Trinity Homes, LLC, an Indiana limited liability company ("Trinity Homes", and together with Crossmann, the "Company"), and Trinity Homes, Inc. (the "Restricted Party").

                           PRELIMINARY STATEMENT

     Pursuant to the terms of a Membership Interest Purchase Agreement (the "Purchase Agreement") dated of even date herewith by and among the Restricted Party, Pyramid Mortgage Co., Inc., and Crossmann, Crossmann will acquire all of the membership interests of the Restricted Party in Trinity Homes. As a result of its ownership interest in Trinity Homes, the Restricted Party had access to Confidential Information (as defined below). In consideration for Crossmann's consummation of the Purchase Agreement, the Restricted Party agrees to be restricted as set forth in this Agreement. Terms used but not defined herein shall have the meanings ascribed to them in the Purchase Agreement. This Agreement applies to the Restricted Party only and not to any shareholder of the Restricted Party.

                            TERMS AND CONDITIONS

     In consideration of the mutual promises and covenants contained in this Agreement, and intending to be legally bound, the parties agree as follows:
OUTLINE  ON

                                      --

1          ab          Section.    Definitions.

(a)Confidential  Information.    "Confidential  Information"  shall mean all
information, whether or not originated by Trinity Homes, the Crossmann Group, or the Restricted Party, which is not generally known other than by personnel of Trinity Homes or the Crossman Group and which (1) is used in the business of Trinity Homes and is proprietary to, about, or created by, Trinity Homes, its officers, directors, employees, agents or representatives, or the Restricted Party; or (2) is used in the business of the Crossmann Group and is proprietary to, or about, or created by, the Crossmann Group or its officers, directors, employees, agents or representatives and is made known to the Restricted Party. Confidential Information includes, but is not limited to (whether or not reduced to writing or designated as confidential):

(i)Information regarding any of Trinity Homes'or the Crossmann Group's customers and clients and their representatives, any of Trinity Homes'or the Crossmann Group's potential customers or leads, the identity of any contracts (contents and parties) to which Trinity Homes or the Crossmann Group are or were a party or are or were bound, and the type, quantity and specifications of products and services sold to, purchased, leased, licensed or received by Trinity Homes or the Crossmann Group;

(ii)Information relating to Trinity Homes or the Crossmann Group received by the Restricted Party, directly or indirectly from third parties (such as vendors) under an obligation of confidentiality, restricted disclosure or restricted use;

(iii)Information relating to the purchase, sale or development or the prospective purchase, sale or development of real property by Trinity Homes or the Crossmann Group;

(iv)Any internal personnel and financial information relating to Trinity Homes or the Crossmann Group (including the revenue, costs or profits associated with Trinity Homes or Restricted Party); the names of Trinity Homes'or the Crossmann Group's subcontractors, agents, independent contractors, vendors and suppliers; Trinity Homes' or the Crossmann Group's payroll information; Trinity Homes' or the Crossmann Group's purchasing and internal cost information; Trinity Homes' or the Crossmann Group's internal service and operational manuals and other information relating to Trinity Homes or the Crossmann Group; and the manner and methods of carrying on the business of Trinity Homes or the Crossmann Group;

(v) Information related to Trinity Homes or the Crossmann Group with respect to their respective products, facilities and methods, systems, trade secrets and other intellectual property; and

(vi)Marketing and developmental plans, price and cost data, price and fee amounts, pricing and billing policies, quoting procedures, marketing techniques, methods of obtaining business, forecasts, forecast assumptions and volumes, future plans and potential strategies relating to Trinity Homes or the Crossmann Group.

     Notwithstanding the foregoing, the term Confidential Information does not include (1) information that was in the public domain or generally known in the industry at the time the Restricted Party first received, observed, or otherwise became aware of such information, (2) information that becomes a part of the public domain or becomes generally known in the industry other than by the breach by the Restricted Party of its obligations under this Agreement, (3) information that is disclosed to the Restricted Party after the termination of this Agreement by a third party having the right to disclose the same without violating any obligation to the Company, or (4) information that is independently developed by the Restricted Party after the termination of this Agreement.

     "Crossmann Group" shall mean each of Crossmann, any subsidiary, parent or affiliate of Crossmann (including without limitation Trinity Homes), and any joint venture in which Crossmann or any of its affiliates participates.

     "Restricted Area" shall mean any location within 50 miles of any city, town, village or metropolitan area in which the Crossmann Group or Trinity Homes conducted business, took steps to conduct business or evaluated the prospect of conducting business prior to the Effective Date of this Agreement, including but not limited to Indianapolis, Indiana.

     "Restricted Business" shall mean any business that is substantially similar to or competitive with the business engaged in by the Crossmann Group or Trinity Homes, including development of real estate, construction for sale or lease or rent of single family and/or multi-family homes, the sale of single family and/or multi-family homes and the management of multi-family home projects.

     "Restricted Period" shall mean a period that is five (5) years from the Effective Date of this Agreement; provided, however, that if the Restricted Party breaches any provision of this Agreement, the Restricted Period shall be extended for the period of the breach, plus an additional six
(6)  months  beyond  the  period  of  the  breach.

2          ab       Section.  Ownership of Confidential Information.   The
Restricted Party hereby acknowledges and agrees that all Confidential Information either constituted a valuable asset of Trinity Homes, which was an asset of Crossmann by virtue of its existing membership interests in Trinity Homes prior to the consummation of the transactions under the Purchase Agreement, which became an asset of the Company as a result of the transactions set forth in the Purchase Agreement, or constitutes a valuable asset of the Crossmann Group. The Restricted Party further acknowledges and agrees that the Company has a need to protect the Confidential Information for the ongoing and continued success of the Crossmann Group. All Confidential Information is and shall remain the exclusive property of the Crossmann Group, whether or not prepared in whole or in part by the Restricted Party, and the Restricted Party acknowledges and agrees that he does not have any right, title or interest in or to the Confidential Information. The Restricted Party shall, upon the request of the Company, promptly deliver to the Company all documents, tapes, disks, or other storage media and any other materials, and all copies thereof in whatever form, in the possession of the Restricted Party pertaining to Trinity Homes or the Crossmann Group including, but not limited to, any containing Confidential Information.

3          ab          Section.  Non-Disclosure and Non-Use of Confidential
Information.    In  furtherance  of  this  Agreement  and  in order to assure adequate protection of the Crossmann Group against the wrongful use or disclosure of the Confidential Information, the Restricted Party agrees to hold all Confidential Information in strict confidence and solely for the benefit of the Crossmann Group. The Restricted Party acknowledges that any use or attempted use of any Confidential Information by the Restricted Party or any disclosure of the Confidential Information to any third party would constitute immediate and irreparable harm to the Crossmann Group and would be of significant benefit to any competitor of the Crossmann Group. The
Restricted Party shall be deemed to have a fiduciary duty to protect all Confidential Information from improper disclosure or use. Except with the prior written consent of the Company or as required by law, the Restricted Party agrees not to directly or indirectly disclose or use or authorize any third party to disclose or use any Confidential Information for (a) an indefinite duration, or (b) in the event that a court of competent jurisdiction determines that an indefinite period is unreasonable, five (5) years following the Effective Date. The Restricted Party's obligations set forth in this Section 3, and the Company's rights and remedies with respect thereto, whether legal or equitable, shall remain in full force and effect during the period described in (a) or (b) above, as applicable; provided, however, that if the Restricted Party breaches any provision of this Agreement, the time period for the applicable restriction shall be extended for the period of the breach, plus an additional six (6) months beyond the period of the breach.

4     ab     Section.  Non-Competition.  During the Restricted Period, the
Restricted Party shall not, directly or indirectly, engage in the Restricted Business in the Restricted Area; nor shall the Restricted Party during the Restricted Period, without the express written consent of the Company, directly or indirectly engage in, own, manage, operate, join, control, lend money or other assistance to, or participate in or be connected with, as an officer, director, employee, partner, shareholder, member, consultant, manager, agent, or otherwise, any individual, corporation, partnership, limited liability company, firm, other company, business organization, or entity that is engaged in a substantially similar or competitive business to the Restricted Business in the Restricted Area. Without limiting the generality of the foregoing the Restricted Party shall not, directly or indirectly, (a) finance single family or multifamily homes, (b) manage or act as a leasing agent for single or multifamily properties, (c) purchase, sell or develop developed or undeveloped real property, (d) purchase or sell developed lots, or (e) build or sell single family or multifamily homes. The Restricted Party's obligations set forth in this Section 4 and the Company's rights and remedies with respect thereto, whether legal or equitable, shall remain in full force and effect during the Restricted Period. Notwithstanding any other provision contained in this Agreement, the Restricted Party may own shares of stock representing less than five percent (5%) of the outstanding shares of any publicly-held company engaged in the Restricted Business.

5        ab     Section.  Non-Solicitation.  During the Restricted Period,
the Restricted Party shall not, directly or indirectly, as an entity, individually or on behalf of any other individual, corporation, partnership, firm, other company, business organization, or entity, or in any other capacity: (a) call upon, solicit, contact, or service any current, former or potential customer or client of Trinity Homes or the Crossmann Group that the Restricted Party called upon, solicited, contacted, or serviced prior to the Effective Date of this Agreement; (b) call upon, solicit, contact, or service any person or entity who is or was prior to the Effective Date of this Agreement, any subcontractor, agent, independent contractor, vendor or supplier of Trinity Homes or the Crossmann Group; or (c) solicit for employment, endeavor to entice away from the Crossmann Group, recruit, hire, or otherwise interfere with the Crossmann Group's relationship with any person who was employed by or otherwise engaged to perform services for Trinity Homes or the Crossmann Group during the Restricted Period. The Restricted Party's obligations set forth in this Section 5 and the Company's rights and remedies with respect thereto, whether legal or equitable, shall remain in full force and effect during the Restricted Period.

6          ab      Section.  Reasonableness of Terms.  The Company and the
Restricted Party each stipulate and agree that the terms and covenants contained in Section 1 through Section 5 herein are fair and reasonable in all respects to protect the legitimate interests of the Crossmann Group, including but not limited to the geographical coverage in Section 4 and the time periods in Sections 3, 4, and 5, and that these restrictions are designed for the reasonable protection of the Crossmann Group's business.

7     ab     Section.  Remedies.  The Restricted Party recognizes that any breach of this Agreement will cause irreparable injury to the goodwill and proprietary rights of the Crossman Group, inadequately compensable in monetary damages. Accordingly, in addition to any other legal or equitable remedies that may be available to the Company, the Restricted Party agrees that the Company will be able to seek and obtain immediate injunctive relief in the form of a temporary restraining order without notice, preliminary injunction, or permanent injunction against the Restricted Party to enforce this Agreement. The Company shall not be required to post any bond or other security and shall not be required to demonstrate any actual injury or damage to obtain injunctive relief from the courts.

8     ab     Section.  Claims by the Restricted Party.  Any claim or cause of action of the Restricted Party, whether for breach of this Agreement, the Purchase Agreement, or otherwise, shall not constitute a defense to the enforcement of this Agreement and shall not be used to prohibit injunctive relief.

9     ab     Section.  Costs.  In the event of a breach of this Agreement, the Company shall be entitled to recover from the Restricted Party all costs of enforcement, including reasonable attorney's fees, all expenses of litigation and court and other costs.

10          ab      Section.  Damages.  To the extent that any damages are
calculable resulting from the breach of this Agreement, the Company shall also be entitled to recover those damages from the Restricted Party, including any lost profits of the Company. For purposes of this Agreement, profits shall include but are not limited to, any gross profits earned by the Restricted Party or by the Restricted Party's new employer or business during the entire period of the breach including prejudgment interest at ten percent (10%) per annum from the date of the breach. Any recovery of damages by the Company shall be in addition to and not in lieu of the injunctive relief to which the Company is entitled. In no event shall a damage recovery be considered a penalty or liquidated damages, but shall be considered as measurable compensation damages for breach by the Restricted Party.

11         ab     Section.  Nonassignability.  This Agreement shall not be
assigned or delegated by the Restricted Party without the express written consent of the Company. The Company may assign, delegate, or transfer this Agreement and all of its rights and obligations under this Agreement to any affiliate or to any business entity that by merger, consolidation, or otherwise acquires all or substantially all of the assets of the Company, or to which the Company transfers all or substantially all of its assets. Upon assignment, delegation or transfer, any such affiliate or entity shall be deemed to be substituted for the Company for all purposes of this Agreement.

12      ab     Section.  Binding Effect.   This Agreement shall be binding
upon and inure to the benefit of the parties hereto, and any permitted successors or assigns thereof.

13          ab          Section.    Severability.  If a court of competent
jurisdiction makes a final determination that any term or provision of this Agreement is invalid or unenforceable, and all rights to appeal the determination have been exhausted or the period of time during which any appeal of the determination may be perfected has been exhausted, the remaining terms and provisions shall be unimpaired and the invalid or unenforceable term or provision shall be deemed replaced by a term or provision that is valid and enforceable and that most closely approximates the intention of the parties with respect to the invalid or unenforceable term or provision, as evidenced by the remaining valid and enforceable terms and conditions of this Agreement.

14        ab     Section.  Amendment.  This Agreement may not be modified,
amended, or waived in any manner except by an instrument in writing signed by all parties to this Agreement.

15      ab     Section.  Waiver.  The waiver by any party of compliance by any other party with any provision of this Agreement shall not operate or be construed as a waiver of any other provision of this Agreement (whether or not similar), or a continuing waiver or a waiver of any subsequent breach by a party of a provision of this Agreement. Performance by any party of any act not required of it under the terms and conditions of this Agreement shall not constitute a waiver of the limitations on its obligations under this Agreement, and no performance shall estop that party from asserting those limitations as to any further or future performance of its obligations. The Restricted Party acknowledges and agrees that every breach of this Agreement or any similar agreement entered into between the Company and a third party is unique. Therefore, the failure of the Company to enforce the same, similar or different restriction in a similar agreement or to seek a different remedy or any other act or omission by the Company shall not be construed as a waiver or estoppel to the enforcement of this Agreement against the Restricted Party.

16     ab     Section.  Prospective Employers.  The Restricted Party shall inform any prospective employer about the existence of this Agreement before accepting new employment and shall not agree, as a term of any new employment, that the new employer will defend the Restricted Party or pay the attorneys' fees of the Restricted Party in the event of a lawsuit brought by the Company to enforce the terms of this Agreement.

17       ab     Section.  Fair Dealing.  The Restricted Party acknowledges that the Company has negotiated this Agreement in good faith and has been fair in its dealing with the Restricted Party. The Restricted Party shall not raise any defense and expressly waives any defense against the Purchaser based upon any alleged breach of good faith or fair dealing by the Company.

18        ab     Section.  Waiver of Any Claim for Attempted Enforcement.
The Restricted Party agrees that the Company may enforce this Agreement to the broadest extent possible. To the extent that the Company attempts to enforce this Agreement, but is unsuccessful in enforcing some or all of the terms of this Agreement, the Restricted Party shall not be entitled to any relief against the Company for such attempted enforcement. The Restricted Party specifically waives any rights that may exist under Indiana law, including but not limited to Indiana Code Section 22-5-3-1 et seq. (Blacklisting statute).

19       ab     Section.  Governing Law, Jurisdiction and Venue.  The laws of the State of Indiana shall govern the validity, performance, enforcement, interpretation and any other aspect of this Agreement, notwithstanding any state's choice of law provisions to the contrary. Any dispute relating to the validity, performance, enforcement, interpretation, or any aspect of this Agreement shall be litigated in a court in Marion County, Indiana, which shall be deemed to be the exclusive venue for such dispute, except that the Company, in its sole discretion, may elect to pursue litigation in the county and State where any breach or violation of this Agreement by the Restricted Party has occurred.

20        ab     Section.  Trade Secrets Act.  This Agreement incorporates
all  of  the  protections  of the Indiana Uniform Trade Secrets Act   24-2-3-1
et  seq.,  as  amended.

21        ab     Section.  Notices.  All notices required or desired to be
given under this Agreement shall be in writing and shall be deemed to have been duly given (i) on the date of service if served personally on the party to whom notice is to be given, (ii) on the date of receipt by the party to whom notice is to be given if transmitted to such party by telefax, provided a copy is mailed as set forth below on the date of transmission, or (iii) on the third day after mailing if mailed to the party to whom notice is to be given by registered or certified mail, return receipt requested, postage prepaid, to the following addresses:

     (a)          If  to  Company,  to:

          Crossmann  Communities  Partnership
     9210  North  Meridian  Street
     Indianapolis,  Indiana  46260
     Attn:  John  B.  Scheumann
     Fax:  (317)  571-2210

          With  a  copy  to:

     Steven  K.  Humke,  Esq.
     ICE  MILLER
     One  American  Square
     Box  82001
     Indianapolis,  Indiana    46282
     Fax:    (317)  592-4675

     (b)          If    to  the  Restricted  Party,  to:

          865  West  Carmel  Drive,  Suite  114
     Carmel,  Indiana  46032
     Fax:    (317)  574-7601


Any party may, by giving written notice to the other parties, change the address to which notice shall then be sent.

22          ab          Section.  OPPORTUNITY TO CONSULT WITH OTHERS.  THE
RESTRICTED  PARTY  HAS  BEEN  GIVEN  THE OPPORTUNITY TO CONSULT WITH A LAWYER,
SPOUSE, ADVISOR, OR OTHER PERSON CONCERNING THIS AGREEMENT AND HAS EITHER DISCUSSED THIS AGREEMENT WITH A LAWYER OR WAIVES ANY RIGHT TO DO SO.

23        ab     Section.  Prior Agreements.  This Agreement is a complete
and total integration of the understanding of the parties, and supersede all prior or contemporaneous negotiations, commitments, agreements, writings and discussions with respect to the subject matter of this Agreement.

24     ab     Section.  Headings.  The subject headings of the sections of this Agreement are inserted for convenience only and shall not be deemed to constitute part of this Agreement or to affect the construction of this Agreement.

25     ab     Section.  Joint Drafting.  This Agreement shall be deemed to have been drafted jointly by the parties and in the event of any ambiguity in this Agreement, the same shall not be construed against any party hereto.

26       ab     Section.  Counterparts.  This Agreement may be executed in one or more counterparts, each of which for all purposes shall be deemed to be an original but all of which together shall constitute one and the same Agreement. Facsimile transmissions of original signatures shall be deemed original signatures. Only one counterpart signed by the party against which enforceability is sought needs to be produced to evidence the existence of this Agreement.


                                      --

     IN WITNESS WHEREOF, the parties hereto have caused their duly authorized representatives to execute this Agreement as of the Effective Date.

     "THE  COMPANY"

     "CROSSMANN"

     CROSSMANN  COMMUNITIES  PARTNERSHIP


     By:/s/  John  B.  Schuemann
          Chairman  of  the  Board  of  Directors  and
          Chief  Executive  Officer,
          Crossmann  Communities,  Inc.,
          Its  general  partner



     "TRINITY  HOMES"

     TRINITY  HOMES,  LLC

     By:/s/  John  B.  Scheumann

     Title:      Manager


     "RESTRICTED  PARTY"

     TRINITY  HOMES,  INC.

     By:/s/  James  McKenzie

     Title:  President






EXHIBIT  10.57


          NONDISCLOSURE,  NONCOMPETITION  AND
                         NONSOLICITATION AGREEMENT


     This Nondisclosure, Noncompetition and Nonsolicitation Agreement (the "Agreement") is made and entered into as of the 20th day of October, 2000, by and among Crossmann Communities, Inc., an Indiana corporation (together with Crossmann Communities Partnership, an Indiana partnership and its subsidiary, "Crossmann"), Trinity Homes, LLC, an Indiana limited liability company ("Trinity Homes", and together with Crossmann, the "Company"), and John E. McKenzie (the "Restricted Party").

                           PRELIMINARY STATEMENT

     Pursuant to the terms of a Membership Interest Purchase Agreement (the "Purchase Agreement") dated of even date herewith by and between Trinity Homes, Inc., an Indiana corporation of which the Restricted Party is a shareholder ("THI"), and Crossmann, Crossmann will acquire all of the membership interests of THI in Trinity Homes. As a result of his prior employment by Trinity Homes and his ownership interest in THI, and as a result of his continued employment by the Company, the Restricted Party had and will have access to Confidential Information (as defined below). In consideration for Crossmann's consummation of the Purchase Agreement and the Company's employment of the Restricted Party, the Restricted Party agrees to be restricted as set forth in this Agreement. Terms used but not defined herein shall have the meanings ascribed to them in the Purchase Agreement.

                            TERMS AND CONDITIONS

     In consideration of the mutual promises and covenants contained in this Agreement, and intending to be legally bound, the parties agree as follows:
OUTLINE  ON

                                      --

1          ab          Section.    Definitions.

(a) Confidential Information. "Confidential Information" shall mean all information, whether or not originated by Trinity Homes, the Crossmann Group, or the Restricted Party, which is not generally known other than by personnel of Trinity Homes or the Crossman Group and which (1) is used in the business of Trinity Homes and is proprietary to, about, or created by, Trinity Homes, its officers, directors, employees, agents or representatives, or the Restricted Party; or (2) is used in the business of the Crossmann Group and is proprietary to, or about, or created by, the Crossmann Group or its officers, directors, employees, agents or representatives and is made known to the Restricted Party. Confidential Information includes, but is not limited to (whether or not reduced to writing or designated as confidential):

(i)Information regarding any of Trinity Homes' or the Crossmann Group's customers and clients and their representatives, any of Trinity Homes' or the Crossmann Group's potential customers or leads, the identity of any contracts (contents and parties) to which Trinity Homes or the Crossmann Group are or were a party or are or were bound, and the type, quantity and specifications of products and services sold to, purchased, leased, licensed or received by Trinity Homes or the Crossmann Group;

(ii)Information relating to Trinity Homes or the Crossmann Group received by the Restricted Party, directly or indirectly from third parties (such as vendors) under an obligation of confidentiality, restricted disclosure or restricted use;

(iii)Information relating to the purchase, sale or development or the prospective purchase, sale or development of real property by Trinity Homes or the Crossmann Group;

(iv)Any internal personnel and financial information relating to Trinity Homes or the Crossmann Group (including the revenue, costs or profits associated with Trinity Homes or Restricted Party); the names of Trinity Homes' or the Crossmann Group's subcontractors, agents, independent contractors, vendors and suppliers; Trinity Homes' or the Crossmann Group's payroll information; Trinity Homes' or the Crossmann Group's purchasing and internal cost information; Trinity Homes' or the Crossmann Group's internal service and operational manuals and other information relating to Trinity Homes or the Crossmann Group; and the manner and methods of carrying on the business of Trinity Homes or the Crossmann Group;

(v) Information related to Trinity Homes or the Crossmann Group with respect to their respective products, facilities and methods, systems, trade secrets and other intellectual property; and

(vi)Marketing and developmental plans, price and cost data, price and fee amounts, pricing and billing policies, quoting procedures, marketing techniques, methods of obtaining business, forecasts, forecast assumptions and volumes, future plans and potential strategies relating to Trinity Homes or the Crossmann Group.

     Notwithstanding the foregoing, the term Confidential Information does not include (1) information that was in the public domain or generally known in the industry at the time the Restricted Party first received, observed, or otherwise became aware of such information, (2) information that becomes a part of the public domain or becomes generally known in the industry other than by the breach by the Restricted Party of his obligations under this Agreement, (3) information that is disclosed to the Restricted Party after the termination of this Agreement by a third party having the right to disclose the same without violating any obligation to the Company, or (4) information that is independently developed by the Restricted Party after the termination of this Agreement.

     "Crossmann Group" shall mean each of Crossmann, any parent, subsidiary or affiliate of Crossmann (including without limitation Trinity Homes), and any joint venture in which Crossmann or any of its affiliates participates.

     "Restricted Area" shall mean any location within 50 miles of any city, town, village or metropolitan area in which the Crossmann Group or Trinity Homes conducted business, took steps to conduct business or evaluated the prospect of conducting business, during the Employment Term, including but not limited to Indianapolis, Indiana.

     "Restricted Business" shall mean any business that is substantially similar to or competitive with the business engaged in by the Crossmann Group or Trinity Homes, including development of real estate, construction for sale or lease or rent of single family and/or multi-family homes, the sale of single family and/or multi-family homes and the management of multi-family home projects.

     "Restricted Period" shall mean the Employment Term (as that term is defined in the Employment Agreement dated of even date herewith by and between the Company and the Restricted Party (the "Employment Agreement"), plus a period of three (3) years; provided, however, that if the Restricted Party's employment with the Company is terminated by the Company "without Cause" (as that term is defined in the Employment Agreement) after a Change of Control of Crossmann (as that term is defined in the Employment Agreement) or if the Restricted Party shall have resigned from employment with the Company "for Good Reason" (as that term is defined in the Employment Agreement), the Restricted Period shall continue until the earlier to occur of (a) the date that the Restricted Period would otherwise expire as described above or (b) twelve (12) months from the date of termination without Cause or resignation for Good Reason; and provided, further, that if the Restricted Party's employment with the Company is terminated "without Cause" (as that term is defined in the Employment Agreement) prior to the occurrence of a Change of Control of Crossmann (as that term is defined in the Employment Agreement), the Restricted Period shall continue until the earlier to occur of (y) the date the Restricted Period would otherwise expire as described above, or (z) on the second anniversary of the date of termination of the Restricted Party's employment with the Company. Notwithstanding anything in this Agreement to the contrary, if the Restricted Party breaches any provision of this Agreement or the Employment Agreement the Restricted Period shall be extended for the period of the breach, plus an additional six (6) months beyond the period of the breach.

2          ab       Section.  Ownership of Confidential Information.   The
Restricted Party hereby acknowledges and agrees that all Confidential Information either constituted a valuable asset of Trinity Homes, which was an asset of Crossmann by virtue of its existing membership interests in Trinity Homes prior to the consummation of the transactions under the Purchase Agreement, which became an asset of the Company as a result of the transactions set forth in the Purchase Agreement, or constitutes a valuable asset of the Crossmann Group. The Restricted Party further acknowledges and agrees that the Company has a need to protect the Confidential Information for the ongoing and continued success of the Crossmann Group. All Confidential Information is and shall remain the exclusive property of the Crossmann Group, whether or not prepared in whole or in part by the Restricted Party, and the Restricted Party acknowledges and agrees that he does not have any right, title or interest in or to the Confidential Information. The Restricted Party shall, upon the request of the Company or at the end of the Employment Term (as defined in the Employment Agreement), promptly deliver to the Company all documents, tapes, disks, or other storage media and any other materials, and all copies thereof in whatever form, in the possession of the Restricted Party pertaining to Trinity Homes or the Crossmann Group including, but not limited to, any containing Confidential Information.

3          ab          Section.  Non-Disclosure and Non-Use of Confidential
Information.    In  furtherance  of  this  Agreement  and  in order to assure adequate protection of the Crossmann Group against the wrongful use or disclosure of the Confidential Information, the Restricted Party agrees to hold all Confidential Information in strict confidence and solely for the benefit of the Crossmann Group. The Restricted Party acknowledges that any use or attempted use of any Confidential Information by the Restricted Party or any disclosure of the Confidential Information to any third party would constitute immediate and irreparable harm to the Crossmann Group and would be of significant benefit to any competitor of the Crossmann Group. The
Restricted Party shall be deemed to have a fiduciary duty to protect all Confidential Information from improper disclosure or use. Except with the prior written consent of the Company or as required by law, the Restricted Party agrees not to directly or indirectly disclose or use or authorize any third party to disclose or use any Confidential Information for (a) an indefinite duration, or (b) in the event that a court of competent jurisdiction determines that an indefinite period is unreasonable, five (5) years following the date hereof. The Restricted Party's obligations set forth in this Section 3, and the Company's rights and remedies with respect thereto, whether legal or equitable, shall remain in full force and effect during the period described in (a) or (b) above, as applicable; provided, however, that if the Restricted Party breaches any provision of this Agreement, the time period for the applicable restriction shall be extended for the period of the breach, plus an additional six (6) months beyond the period of the breach.

4     ab     Section.  Non-Competition.  During the Restricted Period, the
Restricted Party shall not, directly or indirectly, engage in the Restricted Business in the Restricted Area; nor shall the Restricted Party during the Restricted Period, without the express written consent of the Company, directly or indirectly engage in, own, manage, operate, join, control, lend money or other assistance to, or participate in or be connected with, as an officer, director, employee, partner, shareholder, member, consultant, manager, agent, or otherwise, any individual, corporation, partnership, limited liability company, firm, other company, business organization, or entity that is engaged in a substantially similar or competitive business to the Restricted Business in the Restricted Area. Without limiting the generality of the foregoing, the Restricted Party shall not, directly or indirectly, (a) finance single family or multifamily homes, (b) manage or act as a leasing agent for single or multifamily properties, (c) purchase, sell or develop developed or undeveloped real property, (d) purchase or sell developed lots, or (e) build or sell single family or multifamily homes. The Restricted Party's obligations set forth in this Section 4 and the Company's rights and remedies with respect thereto, whether legal or equitable, shall remain in full force and effect during the Restricted Period. Notwithstanding any other provision contained in this Agreement, the Restricted Party may own shares of stock representing less than five percent (5%) of the outstanding shares of any publicly-held company engaged in the Restricted Business.

5        ab     Section.  Non-Solicitation.  During the Restricted Period,
the Restricted Party shall not, directly or indirectly, as an entity, individually or on behalf of any other individual, corporation, partnership, firm, other company, business organization, or entity, or in any other capacity: (a) call upon, solicit, contact, or service any current, former or potential customer or client of Trinity Homes or the Crossmann Group that the Restricted Party called upon, solicited, contacted, or serviced prior to the expiration of the Employment Term (as defined in the Employment Agreement);
(b) call upon, solicit, contact, or service any person or entity who is or was prior to the expiration of the Employment Term (as defined in the Employment Agreement), any subcontractor, agent, independent contractor, vendor or supplier of Trinity Homes or the Crossmann Group; or (c) solicit for employment, endeavor to entice away from the Crossmann Group, recruit, hire, or otherwise interfere with the Crossmann Group's relationship with any person who was employed by or otherwise engaged to perform services for Trinity Homes or the Crossmann Group during the Restricted Period. The Restricted Party's obligations set forth in this Section 5 and the Company's rights and remedies with respect thereto, whether legal or equitable, shall remain in full force and effect during the Restricted Period.

6          ab      Section.  Reasonableness of Terms.  The Company and the
Restricted Party each stipulate and agree that the terms and covenants contained in Section 1 through Section 5 herein are fair and reasonable in all respects to protect the legitimate interests of the Crossmann Group, including but not limited to the geographical coverage in Section 4 and the time periods in Sections 3, 4, and 5, and that these restrictions are designed for the reasonable protection of the Crossmann Group's business.

7     ab     Section.  Remedies.  The Restricted Party recognizes that any breach of this Agreement will cause irreparable injury to the goodwill and proprietary rights of the Crossman Group, inadequately compensable in monetary damages. Accordingly, in addition to any other legal or equitable remedies that may be available to the Company, the Restricted Party agrees that the Company will be able to seek and obtain immediate injunctive relief in the form of a temporary restraining order without notice, preliminary injunction, or permanent injunction against the Restricted Party to enforce this Agreement. The Company shall not be required to post any bond or other security and shall not be required to demonstrate any actual injury or damage to obtain injunctive relief from the courts.

8     ab     Section.  Claims by the Restricted Party.  Any claim or cause of action of the Restricted Party, whether for breach of this Agreement, the Purchase Agreement, the Employment Agreement or otherwise, shall not constitute a defense to the enforcement of this Agreement and shall not be used to prohibit injunctive relief.

9     ab     Section.  Costs.  In the event of a breach of this Agreement, the Company shall be entitled to recover from the Restricted Party all costs of enforcement, including reasonable attorney's fees, all expenses of litigation and court and other costs.

10          ab      Section.  Damages.  To the extent that any damages are
calculable resulting from the breach of this Agreement, the Company shall also be entitled to recover those damages from the Restricted Party, including any lost profits of the Company. For purposes of this Agreement, profits shall include but are not limited to, any gross profits earned by the Restricted Party or by the Restricted Party's new employer or business during the entire period of the breach including prejudgment interest at ten percent (10%) per annum from the date of the breach. Any recovery of damages by the Company shall be in addition to and not in lieu of the injunctive relief to which the Company is entitled. In no event shall a damage recovery be considered a penalty or liquidated damages, but shall be considered as measurable compensation damages for breach by the Restricted Party.

11         ab     Section.  Nonassignability.  This Agreement shall not be
assigned or delegated by the Restricted Party without the express written consent of the Company. The Company may assign, delegate, or transfer this Agreement and all of its rights and obligations under this Agreement to any affiliate or to any business entity that by merger, consolidation, or otherwise acquires all or substantially all of the assets of the Company, or to which the Company transfers all or substantially all of its assets. Upon assignment, delegation or transfer, any such affiliate or entity shall be deemed to be substituted for the Company for all purposes of this Agreement.

12      ab     Section.  Binding Effect.   This Agreement shall be binding
upon and inure to the benefit of the parties hereto, and any permitted successors or assigns thereof.

13          ab          Section.    Severability.  If a court of competent
jurisdiction makes a final determination that any term or provision of this Agreement is invalid or unenforceable, and all rights to appeal the determination have been exhausted or the period of time during which any appeal of the determination may be perfected has been exhausted, the remaining terms and provisions shall be unimpaired and the invalid or unenforceable term or provision shall be deemed replaced by a term or provision that is valid and enforceable and that most closely approximates the intention of the parties with respect to the invalid or unenforceable term or provision, as evidenced by the remaining valid and enforceable terms and conditions of this Agreement.

14        ab     Section.  Amendment.  This Agreement may not be modified,
amended, or waived in any manner except by an instrument in writing signed by all parties to this Agreement.

15      ab     Section.  Waiver.  The waiver by any party of compliance by any other party with any provision of this Agreement shall not operate or be construed as a waiver of any other provision of this Agreement (whether or not similar), or a continuing waiver or a waiver of any subsequent breach by a party of a provision of this Agreement. Performance by any party of any act not required of it under the terms and conditions of this Agreement shall not constitute a waiver of the limitations on its obligations under this Agreement, and no performance shall estop that party from asserting those limitations as to any further or future performance of its obligations. The Restricted Party acknowledges and agrees that every breach of this Agreement or any similar agreement entered into between the Company and a third party is unique. Therefore, the failure of the Company to enforce the same, similar or different restriction in a similar agreement or to seek a different remedy or any other act or omission by the Company shall not be construed as a waiver or estoppel to the enforcement of this Agreement against the Restricted Party.

16     ab     Section.  Prospective Employers.  The Restricted Party shall inform any prospective employer about the existence of this Agreement before accepting new employment and shall not agree, as a term of any new employment, that the new employer will defend the Restricted Party or pay the attorneys' fees of the Restricted Party in the event of a lawsuit brought by the Company to enforce the terms of this Agreement.

17       ab     Section.  Fair Dealing.  The Restricted Party acknowledges that the Company has negotiated this Agreement in good faith and has been fair in its dealing with the Restricted Party. The Restricted Party shall not raise any defense and expressly waives any defense against the Purchaser based upon any alleged breach of good faith or fair dealing by the Company.

18        ab     Section.  Waiver of Any Claim for Attempted Enforcement.
The Restricted Party agrees that the Company may enforce this Agreement to the broadest extent possible. To the extent that the Company attempts to enforce this Agreement, but is unsuccessful in enforcing some or all of the terms of this Agreement, the Restricted Party shall not be entitled to any relief against the Company for such attempted enforcement. The Restricted Party specifically waives any rights that may exist under Indiana law, including but not limited to Indiana Code Section 22-5-3-1 et seq. (Blacklisting statute).

19       ab     Section.  Governing Law, Jurisdiction and Venue.  The laws of the State of Indiana shall govern the validity, performance, enforcement, interpretation and any other aspect of this Agreement, notwithstanding any state's choice of law provisions to the contrary. Any dispute relating to the validity, performance, enforcement, interpretation, or any aspect of this Agreement shall be litigated in a court in Marion County, Indiana, which shall be deemed to be the exclusive venue for such dispute, except that the Company, in its sole discretion, may elect to pursue litigation in the county and State where any breach or violation of this Agreement by the Restricted Party has occurred.

20        ab     Section.  Trade Secrets Act.  This Agreement incorporates
all  of  the  protections  of the Indiana Uniform Trade Secrets Act   24-2-3-1
et  seq.,  as  amended.

21        ab     Section.  Notices.  All notices required or desired to be
given under this Agreement shall be in writing and shall be deemed to have been duly given (i) on the date of service if served personally on the party to whom notice is to be given, (ii) on the date of receipt by the party to whom notice is to be given if transmitted to such party by telefax, provided a copy is mailed as set forth below on the date of transmission, or (iii) on the third day after mailing if mailed to the party to whom notice is to be given by registered or certified mail, return receipt requested, postage prepaid, to the following addresses:

     (a)          If  to  Company,  to:

          Crossmann  Communities,  Inc.
          9210  North  Meridian  Street
          Indianapolis,  Indiana  46260
          Attn:  John  B.  Scheumann
          Fax:  (317)  571-2210

          With  a  copy  to:

          Steven  K.  Humke,  Esq.
          ICE  MILLER
          One  American  Square
          Box  82001
          Indianapolis,  Indiana    46282
          Fax:    (317)  592-4675

     (b)          If    to  the  Restricted  Party,  to:

          865  West  Carmel  Drive,  Suite  114
          Carmel,  Indiana  46032
          Fax:    (317)  574-7601


Any party may, by giving written notice to the other parties, change the address to which notice shall then be sent.

22          ab          Section.  OPPORTUNITY TO CONSULT WITH OTHERS.  THE
RESTRICTED  PARTY  HAS  BEEN  GIVEN  THE OPPORTUNITY TO CONSULT WITH A LAWYER,
SPOUSE, ADVISOR, OR OTHER PERSON CONCERNING THIS AGREEMENT AND HAS EITHER DISCUSSED THIS AGREEMENT WITH A LAWYER OR WAIVES ANY RIGHT TO DO SO.

23          ab         Section.  Prior Agreements.  This Agreement and the
Employment Agreement are a complete and total integration of the understanding of the parties, and supersede all prior or contemporaneous negotiations, commitments, agreements, writings and discussions with respect to the subject matter of this Agreement and the Employment Agreement.

24     ab     Section.  Headings.  The subject headings of the sections of this Agreement are inserted for convenience only and shall not be deemed to constitute part of this Agreement or to affect the construction of this Agreement.

25     ab     Section.  Joint Drafting.  This Agreement shall be deemed to have been drafted jointly by the parties and in the event of any ambiguity in this Agreement, the same shall not be construed against any party hereto.

26       ab     Section.  Counterparts.  This Agreement may be executed in one or more counterparts, each of which for all purposes shall be deemed to be an original but all of which together shall constitute one and the same Agreement. Facsimile transmissions of original signatures shall be deemed original signatures. Only one counterpart signed by the party against which enforceability is sought needs to be produced to evidence the existence of this Agreement.


                                      --

     IN WITNESS WHEREOF, the parties hereto have caused their duly authorized representatives to execute this Agreement as of the date first written above.

     "THE  COMPANY"

     "CROSSMANN"

     CROSSMANN  COMMUNITIES,  INC.


     By:/s/  John  B.  Scheumann
      Title:Chief  Executive  Officer


     "TRINITY  HOMES"

     TRINITY  HOMES,  LLC

     By:/s/  John  B.  Scheumann
     Title:  Manager

     "RESTRICTED  PARTY"



/s/  John  E.  McKenzie

     John  E.  McKenzie
















EXHIBIT  10.58

          NONDISCLOSURE,  NONCOMPETITION  AND
                         NONSOLICITATION AGREEMENT


     This Nondisclosure, Noncompetition and Nonsolicitation Agreement (the "Agreement") is made and entered into as of the 20th day of October, 2000, by and among Crossmann Communities, Inc., an Indiana corporation (together with Crossmann Communities Partnership, an Indiana partnership and its subsidiary, "Crossmann"), Trinity Homes, LLC, an Indiana limited liability company ("Trinity Homes", and together with Crossmann, the "Company"), and James D. McKenzie (the "Restricted Party").

                           PRELIMINARY STATEMENT

     Pursuant to the terms of a Membership Interest Purchase Agreement (the "Purchase Agreement") dated of even date herewith by and between Trinity Homes, Inc., an Indiana corporation of which the Restricted Party is a shareholder ("THI"), and Crossmann, Crossmann will acquire all of the membership interests of THI in Trinity Homes. As a result of his prior employment by Trinity Homes and his ownership interest in THI, and as a result of his continued employment by the Company, the Restricted Party had and will have access to Confidential Information (as defined below). In consideration for Crossmann's consummation of the Purchase Agreement and the Company's employment of the Restricted Party, the Restricted Party agrees to be restricted as set forth in this Agreement. Terms used but not defined herein shall have the meanings ascribed to them in the Purchase Agreement.

                            TERMS AND CONDITIONS

     In consideration of the mutual promises and covenants contained in this Agreement, and intending to be legally bound, the parties agree as follows:
OUTLINE  ON

                                      --

1          ab          Section.    Definitions.

(a) Confidential Information. "Confidential Information" shall mean all information, whether or not originated by Trinity Homes, the Crossmann Group, or the Restricted Party, which is not generally known other than by personnel of Trinity Homes or the Crossman Group and which (1) is used in the business of Trinity Homes and is proprietary to, about, or created by, Trinity Homes, its officers, directors, employees, agents or representatives, or the Restricted Party; or (2) is used in the business of the Crossmann Group and is proprietary to, or about, or created by, the Crossmann Group or its officers, directors, employees, agents or representatives and is made known to the Restricted Party. Confidential Information includes, but is not limited to (whether or not reduced to writing or designated as confidential):

(i)Information regarding any of Trinity Homes' or the Crossmann Group's customers and clients and their representatives, any of Trinity Homes' or the Crossmann Group's potential customers or leads, the identity of any contracts (contents and parties) to which Trinity Homes or the Crossmann Group are or were a party or are or were bound, and the type, quantity and specifications of products and services sold to, purchased, leased, licensed or received by Trinity Homes or the Crossmann Group;

(ii)Information relating to Trinity Homes or the Crossmann Group received by the Restricted Party, directly or indirectly from third parties (such as vendors) under an obligation of confidentiality, restricted disclosure or restricted use;

(iii)Information relating to the purchase, sale or development or the prospective purchase, sale or development of real property by Trinity Homes or the Crossmann Group;

(iv)Any internal personnel and financial information relating to Trinity Homes or the Crossmann Group (including the revenue, costs or profits associated with Trinity Homes or Restricted Party); the names of Trinity Homes' or the Crossmann Group's subcontractors, agents, independent contractors, vendors and suppliers; Trinity Homes' or the Crossmann Group's payroll information; Trinity Homes' or the Crossmann Group's purchasing and internal cost information; Trinity Homes' or the Crossmann Group's internal service and operational manuals and other information relating to Trinity Homes or the Crossmann Group; and the manner and methods of carrying on the business of Trinity Homes or the Crossmann Group;

(v) Information related to Trinity Homes or the Crossmann Group with respect to their respective products, facilities and methods, systems, trade secrets and other intellectual property; and

(vi)Marketing and developmental plans, price and cost data, price and fee amounts, pricing and billing policies, quoting procedures, marketing techniques, methods of obtaining business, forecasts, forecast assumptions and volumes, future plans and potential strategies relating to Trinity Homes or the Crossmann Group.

     Notwithstanding the foregoing, the term Confidential Information does not include (1) information that was in the public domain or generally known in the industry at the time the Restricted Party first received, observed, or otherwise became aware of such information, (2) information that becomes a part of the public domain or becomes generally known in the industry other than by the breach by the Restricted Party of his obligations under this Agreement, (3) information that is disclosed to the Restricted Party after the termination of this Agreement by a third party having the right to disclose the same without violating any obligation to the Company, or (4) information that is independently developed by the Restricted Party after the termination of this Agreement.

     "Crossmann Group" shall mean each of Crossmann, any parent, subsidiary or affiliate of Crossmann (including without limitation Trinity Homes), and any joint venture in which Crossmann or any of its affiliates participates.

     "Restricted Area" shall mean any location within 50 miles of any city, town, village or metropolitan area in which the Crossmann Group or Trinity Homes conducted business, took steps to conduct business or evaluated the prospect of conducting business, during the Employment Term, including but not limited to Indianapolis, Indiana.

     "Restricted Business" shall mean any business that is substantially similar to or competitive with the business engaged in by the Crossmann Group or Trinity Homes, including development of real estate, construction for sale or lease or rent of single family and/or multi-family homes, the sale of single family and/or multi-family homes and the management of multi-family home projects.

     "Restricted Period" shall mean the Employment Term (as that term is defined in the Employment Agreement dated of even date herewith by and between the Company and the Restricted Party (the "Employment Agreement"), plus a period of three (3) years; provided, however, that if the Restricted Party's employment with the Company is terminated by the Company "without Cause" (as that term is defined in the Employment Agreement) after a Change of Control of Crossmann (as that term is defined in the Employment Agreement) or the Restricted Party shall have resigned from employment with the Company "for Good Reason" (as that term is defined in the Employment Agreement), the Restricted Period shall continue until the earlier to occur of (a) the date that the Restricted Period would otherwise expire as described above or (b) twelve (12) months from the date of termination without Cause or resignation for Good Reason; and provided, further, that if the Restricted Party's employment with the Company is terminated "without Cause" (as that term is defined in the Employment Agreement) prior to the occurrence of a Change of Control of Crossmann (as that term is defined in the Employment Agreement), the Restricted Period shall continue until the earlier to occur of (y) the date the Restricted Period would otherwise expire as described above, or (z) on the second anniversary of the date of termination of the Restricted Party's employment with the Company. Notwithstanding anything in this Agreement to the contrary, if the Restricted Party breaches any provision of this Agreement or the Employment Agreement the Restricted Period shall be extended for the period of the breach, plus an additional six (6) months beyond the period of the breach.

2          ab       Section.  Ownership of Confidential Information.   The
Restricted Party hereby acknowledges and agrees that all Confidential Information either constituted a valuable asset of Trinity Homes, which was an asset of Crossmann by virtue of its existing membership interests in Trinity Homes prior to the consummation of the transactions under the Purchase Agreement, which became an asset of the Company as a result of the transactions set forth in the Purchase Agreement, or constitutes a valuable asset of the Crossmann Group. The Restricted Party further acknowledges and agrees that the Company has a need to protect the Confidential Information for the ongoing and continued success of the Crossmann Group. All Confidential Information is and shall remain the exclusive property of the Crossmann Group, whether or not prepared in whole or in part by the Restricted Party, and the Restricted Party acknowledges and agrees that he does not have any right, title or interest in or to the Confidential Information. The Restricted Party shall, upon the request of the Company or at the end of the Employment Term (as defined in the Employment Agreement), promptly deliver to the Company all documents, tapes, disks, or other storage media and any other materials, and all copies thereof in whatever form, in the possession of the Restricted Party pertaining to Trinity Homes or the Crossmann Group including, but not limited to, any containing Confidential Information.

3          ab          Section.  Non-Disclosure and Non-Use of Confidential
Information.    In  furtherance  of  this  Agreement  and  in order to assure adequate protection of the Crossmann Group against the wrongful use or disclosure of the Confidential Information, the Restricted Party agrees to hold all Confidential Information in strict confidence and solely for the benefit of the Crossmann Group. The Restricted Party acknowledges that any use or attempted use of any Confidential Information by the Restricted Party or any disclosure of the Confidential Information to any third party would constitute immediate and irreparable harm to the Crossmann Group and would be of significant benefit to any competitor of the Crossmann Group. The
Restricted Party shall be deemed to have a fiduciary duty to protect all Confidential Information from improper disclosure or use. Except with the prior written consent of the Company or as required by law, the Restricted Party agrees not to directly or indirectly disclose or use or authorize any third party to disclose or use any Confidential Information for (a) an indefinite duration, or (b) in the event that a court of competent jurisdiction determines that an indefinite period is unreasonable, five (5) years following the date hereof. The Restricted Party's obligations set forth in this Section 3, and the Company's rights and remedies with respect thereto, whether legal or equitable, shall remain in full force and effect during the period described in (a) or (b) above, as applicable; provided, however, that if the Restricted Party breaches any provision of this Agreement, the time period for the applicable restriction shall be extended for the period of the breach, plus an additional six (6) months beyond the period of the breach.

4     ab     Section.  Non-Competition.  During the Restricted Period, the
Restricted Party shall not, directly or indirectly, engage in the Restricted Business in the Restricted Area; nor shall the Restricted Party during the Restricted Period, without the express written consent of the Company, directly or indirectly engage in, own, manage, operate, join, control, lend money or other assistance to, or participate in or be connected with, as an officer, director, employee, partner, shareholder, member, consultant, manager, agent, or otherwise, any individual, corporation, partnership, limited liability company, firm, other company, business organization, or entity that is engaged in a substantially similar or competitive business to the Restricted Business in the Restricted Area. Without limiting the generality of the foregoing the Restricted Party shall not, directly or indirectly, (a) finance single family or multifamily homes, (b) manage or act as a leasing agent for single or multifamily properties, (c) purchase, sell or develop developed or undeveloped real property, (d) purchase or sell developed lots, or (e) build or sell single family or multifamily homes. The Restricted Party's obligations set forth in this Section 4 and the Company's rights and remedies with respect thereto, whether legal or equitable, shall remain in full force and effect during the Restricted Period. Notwithstanding any other provision contained in this Agreement, the Restricted Party may own shares of stock representing less than five percent (5%) of the outstanding shares of any publicly-held company engaged in the Restricted Business.

5        ab     Section.  Non-Solicitation.  During the Restricted Period,
the Restricted Party shall not, directly or indirectly, as an entity, individually or on behalf of any other individual, corporation, partnership, firm, other company, business organization, or entity, or in any other capacity: (a) call upon, solicit, contact, or service any current, former or potential customer or client of Trinity Homes or the Crossmann Group that the Restricted Party called upon, solicited, contacted, or serviced prior to the expiration of the Employment Term (as defined in the Employment Agreement);
(b) call upon, solicit, contact, or service any person or entity who is or was prior to the expiration of the Employment Term (as defined in the Employment Agreement), any subcontractor, agent, independent contractor, vendor or supplier of Trinity Homes or the Crossmann Group; or (c) solicit for employment, endeavor to entice away from the Crossmann Group, recruit, hire, or otherwise interfere with the Crossmann Group's relationship with any person who was employed by or otherwise engaged to perform services for Trinity Homes or the Crossmann Group during the Restricted Period. The Restricted Party's obligations set forth in this Section 5 and the Company's rights and remedies with respect thereto, whether legal or equitable, shall remain in full force and effect during the Restricted Period.

6          ab      Section.  Reasonableness of Terms.  The Company and the
Restricted Party each stipulate and agree that the terms and covenants contained in Section 1 through Section 5 herein are fair and reasonable in all respects to protect the legitimate interests of the Crossmann Group, including but not limited to the geographical coverage in Section 4 and the time periods in Sections 3, 4, and 5, and that these restrictions are designed for the reasonable protection of the Crossmann Group's business.

7     ab     Section.  Remedies.  The Restricted Party recognizes that any breach of this Agreement will cause irreparable injury to the goodwill and proprietary rights of the Crossman Group, inadequately compensable in monetary damages. Accordingly, in addition to any other legal or equitable remedies that may be available to the Company, the Restricted Party agrees that the Company will be able to seek and obtain immediate injunctive relief in the form of a temporary restraining order without notice, preliminary injunction, or permanent injunction against the Restricted Party to enforce this Agreement. The Company shall not be required to post any bond or other security and shall not be required to demonstrate any actual injury or damage to obtain injunctive relief from the courts.

8     ab     Section.  Claims by the Restricted Party.  Any claim or cause of action of the Restricted Party, whether for breach of this Agreement, the Purchase Agreement, the Employment Agreement or otherwise, shall not constitute a defense to the enforcement of this Agreement and shall not be used to prohibit injunctive relief.

9     ab     Section.  Costs.  In the event of a breach of this Agreement, the Company shall be entitled to recover from the Restricted Party all costs of enforcement, including reasonable attorney's fees, all expenses of litigation and court and other costs.

10          ab      Section.  Damages.  To the extent that any damages are
calculable resulting from the breach of this Agreement, the Company shall also be entitled to recover those damages from the Restricted Party, including any lost profits of the Company. For purposes of this Agreement, profits shall include but are not limited to, any gross profits earned by the Restricted Party or by the Restricted Party's new employer or business during the entire period of the breach including prejudgment interest at ten percent (10%) per annum from the date of the breach. Any recovery of damages by the Company shall be in addition to and not in lieu of the injunctive relief to which the Company is entitled. In no event shall a damage recovery be considered a penalty or liquidated damages, but shall be considered as measurable compensation damages for breach by the Restricted Party.

11         ab     Section.  Nonassignability.  This Agreement shall not be
assigned or delegated by the Restricted Party without the express written consent of the Company. The Company may assign, delegate, or transfer this Agreement and all of its rights and obligations under this Agreement to any affiliate or to any business entity that by merger, consolidation, or otherwise acquires all or substantially all of the assets of the Company, or to which the Company transfers all or substantially all of its assets. Upon assignment, delegation or transfer, any such affiliate or entity shall be deemed to be substituted for the Company for all purposes of this Agreement.

12      ab     Section.  Binding Effect.   This Agreement shall be binding
upon and inure to the benefit of the parties hereto, and any permitted successors or assigns thereof.

13          ab          Section.    Severability.  If a court of competent
jurisdiction makes a final determination that any term or provision of this Agreement is invalid or unenforceable, and all rights to appeal the determination have been exhausted or the period of time during which any appeal of the determination may be perfected has been exhausted, the remaining terms and provisions shall be unimpaired and the invalid or unenforceable term or provision shall be deemed replaced by a term or provision that is valid and enforceable and that most closely approximates the intention of the parties with respect to the invalid or unenforceable term or provision, as evidenced by the remaining valid and enforceable terms and conditions of this Agreement.

14        ab     Section.  Amendment.  This Agreement may not be modified,
amended, or waived in any manner except by an instrument in writing signed by all parties to this Agreement.

15      ab     Section.  Waiver.  The waiver by any party of compliance by any other party with any provision of this Agreement shall not operate or be construed as a waiver of any other provision of this Agreement (whether or not similar), or a continuing waiver or a waiver of any subsequent breach by a party of a provision of this Agreement. Performance by any party of any act not required of it under the terms and conditions of this Agreement shall not constitute a waiver of the limitations on its obligations under this Agreement, and no performance shall estop that party from asserting those limitations as to any further or future performance of its obligations. The Restricted Party acknowledges and agrees that every breach of this Agreement or any similar agreement entered into between the Company and a third party is unique. Therefore, the failure of the Company to enforce the same, similar or different restriction in a similar agreement or to seek a different remedy or any other act or omission by the Company shall not be construed as a waiver or estoppel to the enforcement of this Agreement against the Restricted Party.

16     ab     Section.  Prospective Employers.  The Restricted Party shall inform any prospective employer about the existence of this Agreement before accepting new employment and shall not agree, as a term of any new employment, that the new employer will defend the Restricted Party or pay the attorneys' fees of the Restricted Party in the event of a lawsuit brought by the Company to enforce the terms of this Agreement.

17       ab     Section.  Fair Dealing.  The Restricted Party acknowledges that the Company has negotiated this Agreement in good faith and has been fair in its dealing with the Restricted Party. The Restricted Party shall not raise any defense and expressly waives any defense against the Purchaser based upon any alleged breach of good faith or fair dealing by the Company.

18        ab     Section.  Waiver of Any Claim for Attempted Enforcement.
The Restricted Party agrees that the Company may enforce this Agreement to the broadest extent possible. To the extent that the Company attempts to enforce this Agreement, but is unsuccessful in enforcing some or all of the terms of this Agreement, the Restricted Party shall not be entitled to any relief against the Company for such attempted enforcement. The Restricted Party specifically waives any rights that may exist under Indiana law, including but not limited to Indiana Code Section 22-5-3-1 et seq. (Blacklisting statute).

19       ab     Section.  Governing Law, Jurisdiction and Venue.  The laws of the State of Indiana shall govern the validity, performance, enforcement, interpretation and any other aspect of this Agreement, notwithstanding any state's choice of law provisions to the contrary. Any dispute relating to the validity, performance, enforcement, interpretation, or any aspect of this Agreement shall be litigated in a court in Marion County, Indiana, which shall be deemed to be the exclusive venue for such dispute, except that the Company, in its sole discretion, may elect to pursue litigation in the county and State where any breach or violation of this Agreement by the Restricted Party has occurred.

20        ab     Section.  Trade Secrets Act.  This Agreement incorporates
all  of  the  protections  of the Indiana Uniform Trade Secrets Act   24-2-3-1
et  seq.,  as  amended.

21        ab     Section.  Notices.  All notices required or desired to be
given under this Agreement shall be in writing and shall be deemed to have been duly given (i) on the date of service if served personally on the party to whom notice is to be given, (ii) on the date of receipt by the party to whom notice is to be given if transmitted to such party by telefax, provided a copy is mailed as set forth below on the date of transmission, or (iii) on the third day after mailing if mailed to the party to whom notice is to be given by registered or certified mail, return receipt requested, postage prepaid, to the following addresses:

     (a)          If  to  Company,  to:

          Crossmann  Communities,  Inc.
          9210  North  Meridian  Street
          Indianapolis,  Indiana  46260
          Attn:  John  B.  Scheumann
          Fax:  (317)  571-2210

          With  a  copy  to:

          Steven  K.  Humke,  Esq.
          ICE  MILLER
          One  American  Square
          Box  82001
          Indianapolis,  Indiana    46282
          Fax:    (317)  592-4675
     (b)          If    to  the  Restricted  Party,  to:

          865  West  Carmel  Drive,  Suite  114
          Carmel,  Indiana  46032
          Fax:    (317)  574-7601


Any party may, by giving written notice to the other parties, change the address to which notice shall then be sent.

22          ab          Section.  OPPORTUNITY TO CONSULT WITH OTHERS.  THE
RESTRICTED  PARTY  HAS  BEEN  GIVEN  THE OPPORTUNITY TO CONSULT WITH A LAWYER,
SPOUSE, ADVISOR, OR OTHER PERSON CONCERNING THIS AGREEMENT AND HAS EITHER DISCUSSED THIS AGREEMENT WITH A LAWYER OR WAIVES ANY RIGHT TO DO SO.

23          ab         Section.  Prior Agreements.  This Agreement and the
Employment Agreement are a complete and total integration of the understanding of the parties, and supersede all prior or contemporaneous negotiations, commitments, agreements, writings and discussions with respect to the subject matter of this Agreement and the Employment Agreement.

24     ab     Section.  Headings.  The subject headings of the sections of this Agreement are inserted for convenience only and shall not be deemed to constitute part of this Agreement or to affect the construction of this Agreement.

25     ab     Section.  Joint Drafting.  This Agreement shall be deemed to have been drafted jointly by the parties and in the event of any ambiguity in this Agreement, the same shall not be construed against any party hereto.

26       ab     Section.  Counterparts.  This Agreement may be executed in one or more counterparts, each of which for all purposes shall be deemed to be an original but all of which together shall constitute one and the same Agreement. Facsimile transmissions of original signatures shall be deemed original signatures. Only one counterpart signed by the party against which enforceability is sought needs to be produced to evidence the existence of this Agreement.


                                      --

     IN WITNESS WHEREOF, the parties hereto have caused their duly authorized representatives to execute this Agreement as of the date first written above.

     "THE  COMPANY"

     "CROSSMANN"

     CROSSMANN  COMMUNITIES,  INC.


     By:/s/  John  B.  Scheumann
     Title:Chief  Executive  Officer


     "TRINITY  HOMES"

     TRINITY  HOMES,  LLC

     By:/s/  John  B.  Scheumann
     Title:  Manager

     "RESTRICTED  PARTY"



/s/  James  D.  McKenzie
          James  D.  McKenzie




                                      --






Exhibit  10.59


     NONDISCLOSURE,  NONCOMPETITION  AND
                         NONSOLICITATION AGREEMENT



     This Nondisclosure, Noncompetition and Nonsolicitation Agreement (the "Agreement") is made and entered into as of the 20th day of October, 2000 (the "Effective Date"), by and among Crossmann Communities Partnership, an Indiana partnership ("Crossmann"), Trinity Homes, LLC, an Indiana limited liability company ("Trinity Homes", and together with Crossmann, the "Company"), and Pyramid Mortgage Co., Inc. (the "Restricted Party").

                           PRELIMINARY STATEMENT

     Pursuant to the terms of a Membership Interest Purchase Agreement (the "Purchase Agreement") dated of even date herewith by and among the Restricted Party, Trinity Homes, Inc., and Crossmann, Crossmann will acquire all of the membership interests of the Restricted Party in Trinity Homes. As a result of its ownership interest in Trinity Homes, the Restricted Party had access to Confidential Information (as defined below). In consideration for Crossmann's consummation of the Purchase Agreement, the Restricted Party agrees to be restricted as set forth in this Agreement. Terms used but not defined herein shall have the meanings ascribed to them in the Purchase Agreement. This Agreement applies to the Restricted Party only and not to any shareholder of the Restricted Party.

                            TERMS AND CONDITIONS

     In consideration of the mutual promises and covenants contained in this Agreement, and intending to be legally bound, the parties agree as follows:
                                  OUTLINE ON

1          ab          Section.    Definitions.

(a) Confidential Information. "Confidential Information" shall mean all information, whether or not originated by Trinity Homes, the Crossmann Group, or the Restricted Party, which is not generally known other than by personnel of Trinity Homes or the Crossman Group and which (1) is used in the business of Trinity Homes and is proprietary to, about, or created by, Trinity Homes, its officers, directors, employees, agents or representatives, or the Restricted Party; or (2) is used in the business of the Crossmann Group and is proprietary to, or about, or created by, the Crossmann Group or its officers, directors, employees, agents or representatives and is made known to the Restricted Party. Confidential Information includes, but is not limited to (whether or not reduced to writing or designated as confidential):

(i)Information regarding any of Trinity Homes' or the Crossmann Group's customers and clients and their representatives, any of Trinity Homes' or the Crossmann Group's potential customers or leads, the identity of any contracts (contents and parties) to which Trinity Homes or the Crossmann Group are or were a party or are or were bound, and the type, quantity and specifications of products and services sold to, purchased, leased, licensed or received by Trinity Homes or the Crossmann Group;

(ii)Information relating to Trinity Homes or the Crossmann Group received by the Restricted Party, directly or indirectly from third parties (such as vendors) under an obligation of confidentiality, restricted disclosure or restricted use;

(iii)Information relating to the purchase, sale or development or the prospective purchase, sale or development of real property by Trinity Homes or the Crossmann Group;

(iv)Any internal personnel and financial information relating to Trinity Homes or the Crossmann Group (including the revenue, costs or profits associated with Trinity Homes or Restricted Party); the names of Trinity Homes' or the Crossmann Group's subcontractors, agents, independent contractors, vendors and suppliers; Trinity Homes' or the Crossmann Group's payroll information; Trinity Homes' or the Crossmann Group's purchasing and internal cost information; Trinity Homes' or the Crossmann Group's internal service and operational manuals and other information relating to Trinity Homes or the Crossmann Group; and the manner and methods of carrying on the business of Trinity Homes or the Crossmann Group;

(v) Information related to Trinity Homes or the Crossmann Group with respect to their respective products, facilities and methods, systems, trade secrets and other intellectual property; and

(vi)Marketing and developmental plans, price and cost data, price and fee amounts, pricing and billing policies, quoting procedures, marketing techniques, methods of obtaining business, forecasts, forecast assumptions and volumes, future plans and potential strategies relating to Trinity Homes or the Crossmann Group.

     Notwithstanding the foregoing, the term Confidential Information does not include (1) information that was in the public domain or generally known in the industry at the time the Restricted Party first received, observed, or otherwise became aware of such information, (2) information that becomes a part of the public domain or becomes generally known in the industry other than by the breach by the Restricted Party of its obligations under this Agreement, (3) information that is disclosed to the Restricted Party after the termination of this Agreement by a third party having the right to disclose the same without violating any obligation to the Company, or (4) information that is independently developed by the Restricted Party after the termination of this Agreement.

     "Crossmann Group" shall mean each of Crossmann, any subsidiary, parent or affiliate of Crossmann (including without limitation Trinity Homes), and any joint venture in which Crossmann or any of its affiliates participates.

     "Restricted Area" shall mean any location within 50 miles of any city, town, village or metropolitan area in which the Crossmann Group or Trinity Homes conducted business, took steps to conduct business or evaluated the prospect of conducting business prior to the Effective Date of this Agreement, including but not limited to Indianapolis, Indiana.

     "Restricted Business" shall mean any business that is substantially similar to or competitive with the business engaged in by the Crossmann Group or Trinity Homes, including development of real estate, construction for sale or lease or rent of single family and/or multi-family homes, the sale of single family and/or multi-family homes and the management of multi-family home projects.

     "Restricted Period" shall mean a period that is five (5) years from the Effective Date of this Agreement; provided, however, that if the Restricted Party breaches any provision of this Agreement, the Restricted Period shall be extended for the period of the breach, plus an additional six
(6)  months  beyond  the  period  of  the  breach.

2          ab       Section.  Ownership of Confidential Information.   The
Restricted Party hereby acknowledges and agrees that all Confidential Information either constituted a valuable asset of Trinity Homes, which was an asset of Crossmann by virtue of its existing membership interests in Trinity Homes prior to the consummation of the transactions under the Purchase Agreement, which became an asset of the Company as a result of the transactions set forth in the Purchase Agreement, or constitutes a valuable asset of the Crossmann Group. The Restricted Party further acknowledges and agrees that the Company has a need to protect the Confidential Information for the ongoing and continued success of the Crossmann Group. All Confidential Information is and shall remain the exclusive property of the Crossmann Group, whether or not prepared in whole or in part by the Restricted Party, and the Restricted Party acknowledges and agrees that he does not have any right, title or interest in or to the Confidential Information. The Restricted Party shall, upon the request of the Company, promptly deliver to the Company all documents, tapes, disks, or other storage media and any other materials, and all copies thereof in whatever form, in the possession of the Restricted Party pertaining to Trinity Homes or the Crossmann Group including, but not limited to, any containing Confidential Information.

3          ab          Section.  Non-Disclosure and Non-Use of Confidential
Information.    In  furtherance  of  this  Agreement  and  in order to assure adequate protection of the Crossmann Group against the wrongful use or disclosure of the Confidential Information, the Restricted Party agrees to hold all Confidential Information in strict confidence and solely for the benefit of the Crossmann Group. The Restricted Party acknowledges that any use or attempted use of any Confidential Information by the Restricted Party or any disclosure of the Confidential Information to any third party would constitute immediate and irreparable harm to the Crossmann Group and would be of significant benefit to any competitor of the Crossmann Group. The
Restricted Party shall be deemed to have a fiduciary duty to protect all Confidential Information from improper disclosure or use. Except with the prior written consent of the Company or as required by law, the Restricted Party agrees not to directly or indirectly disclose or use or authorize any third party to disclose or use any Confidential Information for (a) an indefinite duration, or (b) in the event that a court of competent jurisdiction determines that an indefinite period is unreasonable, five (5) years following the Effective Date. The Restricted Party's obligations set forth in this Section 3, and the Company's rights and remedies with respect thereto, whether legal or equitable, shall remain in full force and effect during the period described in (a) or (b) above, as applicable; provided, however, that if the Restricted Party breaches any provision of this Agreement, the time period for the applicable restriction shall be extended for the period of the breach, plus an additional six (6) months beyond the period of the breach.
4     ab     Section.  Non-Competition.  During the Restricted Period, the
Restricted Party shall not, directly or indirectly, engage in the Restricted Business in the Restricted Area; nor shall the Restricted Party during the Restricted Period, without the express written consent of the Company, directly or indirectly engage in, own, manage, operate, join, control, lend money or other assistance to, or participate in or be connected with, as an officer, director, employee, partner, shareholder, member, consultant, manager, agent, or otherwise, any individual, corporation, partnership, limited liability company, firm, other company, business organization, or entity that is engaged in a substantially similar or competitive business to the Restricted Business in the Restricted Area. Without limiting the generality of the foregoing the Restricted Party shall not, directly or indirectly, (a) finance single family or multifamily homes, (b) manage or act as a leasing agent for single or multifamily properties, (c) purchase, sell or develop developed or undeveloped real property, (d) purchase or sell developed lots, or (e) build or sell single family or multifamily homes. The Restricted Party's obligations set forth in this Section 4 and the Company's rights and remedies with respect thereto, whether legal or equitable, shall remain in full force and effect during the Restricted Period. Notwithstanding any other provision contained in this Agreement, the Restricted Party may own shares of stock representing less than five percent (5%) of the outstanding shares of any publicly-held company engaged in the Restricted Business.

5        ab     Section.  Non-Solicitation.  During the Restricted Period,
the Restricted Party shall not, directly or indirectly, as an entity, individually or on behalf of any other individual, corporation, partnership, firm, other company, business organization, or entity, or in any other capacity: (a) call upon, solicit, contact, or service any current, former or potential customer or client of Trinity Homes or the Crossmann Group that the Restricted Party called upon, solicited, contacted, or serviced prior to the Effective Date of this Agreement; (b) call upon, solicit, contact, or service any person or entity who is or was prior to the Effective Date of this Agreement, any subcontractor, agent, independent contractor, vendor or supplier of Trinity Homes or the Crossmann Group; or (c) solicit for employment, endeavor to entice away from the Crossmann Group, recruit, hire, or otherwise interfere with the Crossmann Group's relationship with any person who was employed by or otherwise engaged to perform services for Trinity Homes or the Crossmann Group during the Restricted Period. The Restricted Party's obligations set forth in this Section 5 and the Company's rights and remedies with respect thereto, whether legal or equitable, shall remain in full force and effect during the Restricted Period.

6          ab      Section.  Reasonableness of Terms.  The Company and the
Restricted Party each stipulate and agree that the terms and covenants contained in Section 1 through Section 5 herein are fair and reasonable in all respects to protect the legitimate interests of the Crossmann Group, including but not limited to the geographical coverage in Section 4 and the time periods in Sections 3, 4, and 5, and that these restrictions are designed for the reasonable protection of the Crossmann Group's business.

7     ab     Section.  Remedies.  The Restricted Party recognizes that any breach of this Agreement will cause irreparable injury to the goodwill and proprietary rights of the Crossman Group, inadequately compensable in monetary damages. Accordingly, in addition to any other legal or equitable remedies that may be available to the Company, the Restricted Party agrees that the Company will be able to seek and obtain immediate injunctive relief in the form of a temporary restraining order without notice, preliminary injunction, or permanent injunction against the Restricted Party to enforce this Agreement. The Company shall not be required to post any bond or other security and shall not be required to demonstrate any actual injury or damage to obtain injunctive relief from the courts.

8     ab     Section.  Claims by the Restricted Party.  Any claim or cause of action of the Restricted Party, whether for breach of this Agreement, the Purchase Agreement, or otherwise, shall not constitute a defense to the enforcement of this Agreement and shall not be used to prohibit injunctive relief.

9     ab     Section.  Costs.  In the event of a breach of this Agreement, the Company shall be entitled to recover from the Restricted Party all costs of enforcement, including reasonable attorney's fees, all expenses of litigation and court and other costs.

10          ab      Section.  Damages.  To the extent that any damages are
calculable resulting from the breach of this Agreement, the Company shall also be entitled to recover those damages from the Restricted Party, including any lost profits of the Company. For purposes of this Agreement, profits shall include but are not limited to, any gross profits earned by the Restricted Party or by the Restricted Party's new employer or business during the entire period of the breach including prejudgment interest at ten percent (10%) per annum from the date of the breach. Any recovery of damages by the Company shall be in addition to and not in lieu of the injunctive relief to which the Company is entitled. In no event shall a damage recovery be considered a penalty or liquidated damages, but shall be considered as measurable compensation damages for breach by the Restricted Party.

11         ab     Section.  Nonassignability.  This Agreement shall not be
assigned or delegated by the Restricted Party without the express written consent of the Company. The Company may assign, delegate, or transfer this Agreement and all of its rights and obligations under this Agreement to any affiliate or to any business entity that by merger, consolidation, or otherwise acquires all or substantially all of the assets of the Company, or to which the Company transfers all or substantially all of its assets. Upon assignment, delegation or transfer, any such affiliate or entity shall be deemed to be substituted for the Company for all purposes of this Agreement.

12      ab     Section.  Binding Effect.   This Agreement shall be binding
upon and inure to the benefit of the parties hereto, and any permitted successors or assigns thereof.

13          ab          Section.    Severability.  If a court of competent
jurisdiction makes a final determination that any term or provision of this Agreement is invalid or unenforceable, and all rights to appeal the determination have been exhausted or the period of time during which any appeal of the determination may be perfected has been exhausted, the remaining terms and provisions shall be unimpaired and the invalid or unenforceable term or provision shall be deemed replaced by a term or provision that is valid and enforceable and that most closely approximates the intention of the parties with respect to the invalid or unenforceable term or provision, as evidenced by the remaining valid and enforceable terms and conditions of this Agreement.

14        ab     Section.  Amendment.  This Agreement may not be modified,
amended, or waived in any manner except by an instrument in writing signed by all parties to this Agreement.

15      ab     Section.  Waiver.  The waiver by any party of compliance by any other party with any provision of this Agreement shall not operate or be construed as a waiver of any other provision of this Agreement (whether or not similar), or a continuing waiver or a waiver of any subsequent breach by a party of a provision of this Agreement. Performance by any party of any act not required of it under the terms and conditions of this Agreement shall not constitute a waiver of the limitations on its obligations under this Agreement, and no performance shall estop that party from asserting those limitations as to any further or future performance of its obligations. The Restricted Party acknowledges and agrees that every breach of this Agreement or any similar agreement entered into between the Company and a third party is unique. Therefore, the failure of the Company to enforce the same, similar or different restriction in a similar agreement or to seek a different remedy or any other act or omission by the Company shall not be construed as a waiver or estoppel to the enforcement of this Agreement against the Restricted Party.

16     ab     Section.  Prospective Employers.  The Restricted Party shall inform any prospective employer about the existence of this Agreement before accepting new employment and shall not agree, as a term of any new employment, that the new employer will defend the Restricted Party or pay the attorneys' fees of the Restricted Party in the event of a lawsuit brought by the Company to enforce the terms of this Agreement.

17       ab     Section.  Fair Dealing.  The Restricted Party acknowledges that the Company has negotiated this Agreement in good faith and has been fair in its dealing with the Restricted Party. The Restricted Party shall not raise any defense and expressly waives any defense against the Purchaser based upon any alleged breach of good faith or fair dealing by the Company.

18        ab     Section.  Waiver of Any Claim for Attempted Enforcement.
The Restricted Party agrees that the Company may enforce this Agreement to the broadest extent possible. To the extent that the Company attempts to enforce this Agreement, but is unsuccessful in enforcing some or all of the terms of this Agreement, the Restricted Party shall not be entitled to any relief against the Company for such attempted enforcement. The Restricted Party specifically waives any rights that may exist under Indiana law, including but not limited to Indiana Code Section 22-5-3-1 et seq. (Blacklisting statute).
19       ab     Section.  Governing Law, Jurisdiction and Venue.  The laws of the State of Indiana shall govern the validity, performance, enforcement, interpretation and any other aspect of this Agreement, notwithstanding any state's choice of law provisions to the contrary. Any dispute relating to the validity, performance, enforcement, interpretation, or any aspect of this Agreement shall be litigated in a court in Marion County, Indiana, which shall be deemed to be the exclusive venue for such dispute, except that the Company, in its sole discretion, may elect to pursue litigation in the county and State where any breach or violation of this Agreement by the Restricted Party has occurred.

20        ab     Section.  Trade Secrets Act.  This Agreement incorporates
all  of  the  protections  of the Indiana Uniform Trade Secrets Act   24-2-3-1
et  seq.,  as  amended.

21        ab     Section.  Notices.  All notices required or desired to be
given under this Agreement shall be in writing and shall be deemed to have been duly given (i) on the date of service if served personally on the party to whom notice is to be given, (ii) on the date of receipt by the party to whom notice is to be given if transmitted to such party by telefax, provided a copy is mailed as set forth below on the date of transmission, or (iii) on the third day after mailing if mailed to the party to whom notice is to be given by registered or certified mail, return receipt requested, postage prepaid, to the following addresses:

     (a)          If  to  Company,  to:

          Crossmann  Communities  Partnership
          9210  North  Meridian  Street
          Indianapolis,  Indiana  46260
          Attn:  John  B.  Scheumann
          Fax:  (317)  571-2210

          With  a  copy  to:

          Steven  K.  Humke,  Esq.
          ICE  MILLER
          One  American  Square
          Box  82001
          Indianapolis,  Indiana    46282
          Fax:    (317)  592-4675

     (b)          If    to  the  Restricted  Party,  to:

          865  West  Carmel  Drive,  Suite  114
          Carmel,  Indiana  46032
          Fax:    (317)  574-7601

Any party may, by giving written notice to the other parties, change the address to which notice shall then be sent.

22          ab          Section.  OPPORTUNITY TO CONSULT WITH OTHERS.  THE
RESTRICTED  PARTY  HAS  BEEN  GIVEN  THE OPPORTUNITY TO CONSULT WITH A LAWYER,
SPOUSE, ADVISOR, OR OTHER PERSON CONCERNING THIS AGREEMENT AND HAS EITHER DISCUSSED THIS AGREEMENT WITH A LAWYER OR WAIVES ANY RIGHT TO DO SO.

23        ab     Section.  Prior Agreements.  This Agreement is a complete
and total integration of the understanding of the parties, and supersede all prior or contemporaneous negotiations, commitments, agreements, writings and discussions with respect to the subject matter of this Agreement.

24     ab     Section.  Headings.  The subject headings of the sections of this Agreement are inserted for convenience only and shall not be deemed to constitute part of this Agreement or to affect the construction of this Agreement.

25     ab     Section.  Joint Drafting.  This Agreement shall be deemed to have been drafted jointly by the parties and in the event of any ambiguity in this Agreement, the same shall not be construed against any party hereto.

26       ab     Section.  Counterparts.  This Agreement may be executed in one or more counterparts, each of which for all purposes shall be deemed to be an original but all of which together shall constitute one and the same Agreement. Facsimile transmissions of original signatures shall be deemed original signatures. Only one counterpart signed by the party against which enforceability is sought needs to be produced to evidence the existence of this Agreement.

     IN WITNESS WHEREOF, the parties hereto have caused their duly authorized representatives to execute this Agreement as of the Effective Date.

     "THE  COMPANY"

     "CROSSMANN"

     CROSSMANN  COMMUNITIES  PARTNERSHIP


     By:/s/  John  B.  Scheumann
          Chairman  of  the  Board  of  Directors  and
          Chief  Executive  Officer



     "TRINITY  HOMES"

     TRINITY  HOMES,  LLC

     By:/s/  John  B.  Schuemann
     Title:  Manager


     "RESTRICTED  PARTY"

     PYRAMID  MORTGAGE  CO.,  INC.

     By:/s/  Mark  Thune
     Title:  President



EXHIBIT  10.60

August  8,  2000



Service  Title,  Inc.
10291  N.  Meridian  St.
Indianapolis,  Indiana  46290

RE:ACQUISITION  OF  ASSETS  OF  SERVICE  TITLE,  INC.

Ladies  and  Gentlemen:

     The purpose of this letter agreement (this "Agreement") is to set forth the terms and conditions upon which Paragon Title, LLC, an Indiana limited liability company ("Purchaser"), will acquire certain assets of Service Title, Inc., an Indiana corporation ("Seller").

     1.          Purchase  of  Assets.   Subject to and upon the terms and
conditions set forth in this Agreement, Seller hereby agrees to sell, transfer, convey, assign and deliver to Purchaser, and Purchaser hereby agrees to buy or acquire all of the assets of Seller set forth on Exhibit A (the "Purchased Assets"). The Purchased Assets shall be transferred free and clear of all mortgages, liens, pledges, security interests, rights of third parties, encumbrances, or other interests of any kind or character, except for liens for personal property taxes not yet due and payable. Purchaser will not acquire any cash or accounts receivable of Seller.

     2. Purchase Price. At the Closing, Purchaser will pay to Seller the following amounts by check or wire transfer of immediately available funds:

(a) One Hundred Twenty Thousand Dollars ($120,000.00) for the Purchased Assets (the "Purchase Price");

(b) Sixty-Five Dollars ($65.00) for all pending title commitments as itemized on Exhibit B;

(c) Three Thousand Four Hundred Eighty-Three Dollars ($3,483.00) for the security deposit paid by Seller pursuant to that certain Agreement of Lease-Office Building dated February 18, 1999 by and between Seller and GPI Office Properties II, L.P. (the "Office Lease"); and

(d) the per diem amounts for the Assumed Leases/Obligations (as defined below) as set forth on Exhibit C.

     For tax purposes, the Purchase Price shall be allocated among the Purchased Assets as set forth on Exhibit D.
     3. Liabilities. Purchaser shall not assume or be liable for the payment of any debts, liabilities, obligations, accounts payable, bank indebtedness, obligations to employees, or other obligations of Seller of any kind or nature, whether existing on the date of this Agreement or at Closing or thereafter arising, and whether contingent or liquidated in amount, and whether known or unknown by Purchaser or Seller (the "Liabilities"); provided, however, Purchaser will assume any obligation, as itemized on Exhibit B, related to the cost of obtaining title searches that were ordered in the ordinary course of business by Seller prior to the Closing Date, as well as the obligation to issue title insurance policies based upon pending commitments (subject to Stewart Title Guaranty Company underwriting criteria)
itemized  on  Exhibit  C.    Purchaser  shall also assume those real estate,
personal property equipment leases, and service agreements itemized on Exhibit E (hereinafter the "Assumed Leases/Obligations").

     4.       Agreement With Respect To Debts And Taxes.  Seller shall pay all debts and all taxes attributable to the operation of the Seller's business through the Closing, including without limitation all federal income tax, federal withholding tax, social security tax, federal unemployment tax, Indiana gross income tax, Indiana gross withholding tax, Indiana employment
security  tax  and  Indiana  sales  tax,    if  applicable.

     5.      Conditions To Purchaser's Obligations and Seller's Obligations
To  Close.    The  obligation  of  Purchaser  and  Seller  to  consummate the transactions contemplated by this Agreement shall be conditioned upon the following:

(a) Satisfactory completion of the operational, market, financial, legal and governmental due diligence review of Seller, assuming full access to Seller's financial books and records. The results of such review shall be satisfactory to Purchaser in its sole discretion.

(b) Purchaser shall have obtained all of the requisite licensing requirements to operate a title insurance business in Indiana.

(c) Purchaser shall have entered into an underwriting agreement with Stewart Title Guaranty Company.

(d)         Purchaser shall have hired all of the current employees of Seller.

     (e) Linda Givens and Margaret Sklenar shall have been released from any personal liability occurring after the Closing Date on Seller's existing real estate lease with GPI Properties II, LP pursuant to the Guaranty dated November 5, 1998.

6. Time and Place of Closing. The closing of the transactions completed in this Agreement shall take place on August 8, 2000 (the "Closing Date") at the offices of Ice Miller Donadio & Ryan, Indianapolis, Indiana. Closing shall be effective at 12:01 A.M., Indianapolis, Indiana time on August
     9,  2000  (the  "Closing").

     7.          Closing  Deliveries.

(a) At the Closing, Seller shall deliver or cause to be delivered to Purchaser, the following duly executed documents and other items in the form reasonably satisfactory to Purchaser in its sole discretion:

i) Bill of Sale from Seller to Purchaser conveying the Purchased Assets free and clear of all liens, pledges, security interests and encumbrances in a form reasonably acceptable to Purchaser;

ii) Certified copies of Resolutions of the Board of Directors and Shareholders of Seller showing that all necessary action has been taken to approve the transaction provided for in this Agreement;

iii)      Assignments/assumption agreements of the Assumed Leases/Obligations;

iv) Purchaser's Assignment and Assumption Agreement upon terms and conditions mutually acceptable to Seller and Purchaser (the "Assignment and Assumption Agreement");

v) An assignment of the Office Lease including the personal guaranty release required by Section 5(e) (the "Office Lease Assignment"); and

vi) Such other instruments, documents and considerations which may be reasonably required by Purchaser to effect the transactions contemplated by this Agreement.

(b) At the Closing, Purchaser shall deliver or cause to be delivered to Seller, the following duly executed documents and other items in the form reasonably satisfactory to Seller:

i)          The  Purchase  Price;

ii)          The  amounts  due  for  title  searches  ordered per Exhibit B;

iii)          The  Assignment  and  Assumption  Agreement;  and

iv)          The  Office  Lease  Assignment;

     8. Certain Seller Representations. Seller hereby represents, warrants and covenants that:

(a) No consent, authorization, order or approval of, or filing or representation with, any governmental authority or other person is required for the execution and delivery of this Agreement and the consummation by Seller of the transaction contemplated by this Agreement.

(b) Seller is a corporation duly organized and validly existing under the laws of the State of Indiana. Seller has all necessary corporate power and authority to conduct its business as such business is now being conducted.

(c) Seller has full corporate power to enter into and perform this Agreement. The execution and delivery of this Agreement by Seller and the performance by Seller of all of its obligations under this Agreement have been duly authorized and approved prior to the date hereof by the Board of Directors and Shareholders of Seller. This Agreement has been duly executed and delivered by a duly authorized officer of Seller.

(d) Neither the execution and delivery of this Agreement by Seller, nor the consummation by Seller of the transactions herein contemplated, will conflict with, violate or result in a breach of or default in any terms, conditions or provisions of the Articles of Incorporation or the By-laws of Seller.

(e) This Agreement and all other agreements, documents and certificates delivered by Seller in accordance with this Agreement constitute the legally valid and binding obligation of Seller and are enforceable against Seller in accordance with their terms.

(f) Neither the execution and delivery of this Agreement by Seller, nor the consummation by Seller of the transactions herein contemplated, will conflict with, violate or result in a breach or default of any terms, conditions or provisions of any material agreement to which Seller is bound, any statute or administrative regulation or any order, writ, injunction, judgment or decree of any court or any governmental authority or of any arbitration award which is applicable to Seller.

(g) There is no litigation pending or threatened against or related to Seller which could materially and adversely affect the Purchased Assets.

(h) There is not now and will not be at the time of Closing any damage, destruction or loss not covered by insurance which could materially and adversely affect the Purchased Assets.

(i) Seller shall have and convey at the time of Closing, good and marketable title to all of the Purchased Assets free of all liens, pledges, security interests and encumbrances.

(j) At Closing, Seller shall have duly and timely filed all state and local sales and use tax returns required to be filed on or before the Closing Date, and Seller shall have paid in full the tax liability shown on said returns at or before Closing; that at Closing no unpaid deficiencies will be in existence which have been asserted against Seller by an official or agency as a result of the filing of said returns; and that, to the Knowledge (as defined herein) of Seller, there is not now pending any examination with respect to any of said returns nor does Seller know of any impending examinations with respect to any of said returns. Seller has timely paid or made provision for all taxes that have been shown as due and payable on the returns that have been filed. For purposes of this Agreement, "Knowledge" or "Seller's Knowledge" or words of like import, with respect to the existence or absence of fact, mean the actual knowledge of any officer, director or employee of Seller.

(k) To the best of Seller's Knowledge, Seller has complied with all applicable federal and state laws pertaining to the employment of labor, including the provisions thereof relating to wages, hours and the payment of social security taxes, and are not liable for any arrears of wages, or any tax or penalties for failure to comply with any of the foregoing. Seller is not a party to any union or collective bargaining agreements and Seller has no knowledge of any union organizing efforts by Seller's employees. There is no charge or complaint of unlawful employment practice or unfair dismissal of which Seller has received notice pending or threatened in any court or before any federal, state or local agency (and Seller does not believe that there exists any reasonable basis therefor).

(l) No party, other than Purchaser, shall have a right to acquire the Purchased Assets.

(m) Seller has not employed a broker or any other person entitled to any commission or finder's fee in connection with this Agreement or the transaction contemplated by this Agreement.

     Neither the representations and warranties of Seller contained herein nor in any certificate, Exhibit, schedule or other writing delivered to Purchaser pursuant hereto or in connection with the sale of the Purchased Assets contain any untrue statement of a material fact or, taken together, omit to state a material fact necessary in order to make the statements herein and therein not misleading. The foregoing representations and warranties of Seller are made with the Knowledge and expectation that Purchaser is placing complete reliance of such representations and warranties in order to enter this Agreement and shall survive the Closing hereof.

     9.          Indemnification.

(a) Seller shall defend, indemnify and hold Purchaser and its successors and their respective shareholders, officers, directors and agents harmless from and against any and all claims, causes of action, damages, expenses, taxes, assessments, interest, penalties, judgments, and costs, including reasonable attorneys' fees incurred, directly or indirectly arising out of or in any way connected with:

i) breach of any of the representations, warranties and agreements of Seller set forth in this Agreement or any instrument or agreement delivered in connection with this Agreement;

ii) any liability asserted by a third party or any governmental agency against Purchaser which arises out of or is in any way connected with the ownership or use of the Purchased Assets by Seller prior to the Closing and not expressly assumed by Purchaser pursuant to this Agreement; and

iii) the expenses, costs or Liabilities of Seller prior to the Closing, including but not limited to the following:

a.          all  of  Seller's  accounts  payable;  and

b. all compensation, retirement plans, workman's compensation, medical insurance or any other employment costs of Seller's past, present or future employees; provided, however, if Purchaser hires any of Seller's employees, Purchaser shall be responsible for unused vacation days, unused sick leave days as well as for all such employment costs that accrue after the date of hire by Purchaser.

iv) Purchaser agrees to defend, indemnify and hold Seller harmless from and against any and all claims, causes of action, damages, expenses, taxes, assessments, interests, penalties, judgments, and costs, including reasonable attorneys' fees incurred, directly or indirectly by Seller arising out of or in any way connected with:

a. any liability asserted by a third party against Seller which arises out of or is in any way connected with the ownership or use by Purchaser of the Purchased Assets on and after the Closing;

b. the expenses, costs or liabilities of Purchaser on or after the Closing, including but not limited to the following:

i.          all  of  Purchaser's  accounts  payable;

ii. all compensation, vacations, retirement plans, workman's compensation, medical insurance or any other employment costs that accrue after the date of hire by Purchaser with respect to Purchaser's employees that it hires; and

iii. all rent, fees, charges and other covenants and obligations under the Assumed Leases/Obligations that accrue after the date of Closing.

v) The representations, warranties and covenants of Purchaser and Seller included or provided for herein shall survive the consummation of the transactions contemplated by this Agreement at the Closing for two (2) years (the "Indemnification Period") (the party or parties being indemnified referred to as the "Indemnified Party," and the other party referred to as the "Indemnifying Party"); provided, however that, if prior to the close of business on the date the Indemnification Period terminates, Seller or Purchaser shall have been notified of a claim for indemnity hereunder and such claim shall not have been finally resolved or disposed of as of the termination of the applicable Indemnification Period, then such claim for indemnification will survive the termination of the applicable Indemnification Period until such claim is finally resolved or disposed of by Purchaser and Seller; and provided, however, that for Assumed Leases/Obligations that have a term ending more than two (2) years after Closing, the Indemnification Period shall expire only when said Assumed Leases/Obligations term expires.

vi) The Indemnified Party shall notify the Indemnifying Party with reasonable promptness (and in any event within 15 days after the service of any citation or summons) of its discovery of any matter giving rise to a claim of indemnity pursuant hereto. With respect to any third party claim or action that could give rise to indemnity hereunder, the Indemnifying Party will be entitled to participate therein, and, to the extent that it may wish, to assume the defense, conduct or settlement thereof. After notice from the Indemnifying Party to the Indemnified Party of its election to so assume the defense, conduct or settlement thereof, the Indemnifying Party will not be liable to the Indemnified Party in connection with the defense, conduct or settlement thereof. If after assuming the defense of a third party claim or action the Indemnifying Party should obtain an award from the third party claimant, the Indemnifying Party shall be entitled to recover its costs including reasonable attorneys' fees of outside counsel incurred in defending such claim and obtaining such award, from the proceeds of such award. In any event, such claim or action may not be compromised or settled unless the Indemnifying Party consents in writing thereto. Failure to provide notice shall not release the Indemnifying Party of its obligations under this
Section  9.

     10. Further Assurances. The parties to this Agreement agree to execute and deliver any additional documents or writings which may reasonably be required to consummate the Agreement set forth herein. Following the Closing, Seller shall execute and deliver such additional instruments, documents, conveyances or assurances and take such other actions as shall be necessary, or reasonably requested by Purchaser, to confirm and assure the rights and obligations provided for in this Agreement and render effective the consummation of the transactions contemplated thereby.

     11.          Notices.    All  notices,  requests,  demands  or  other
communications hereunder shall be in writing and shall be deemed to have been delivered on the same day, if hand delivered or three (3) business days after it is mailed, if mailed certified mail, return receipt requested, postage prepaid to:

     Purchaser:

     Paragon  Title  LLC
     9210  N.  Meridian  Street
     Indianapolis,  Indiana    46260
     Attn:    Jennifer  Holihen



     with    a  copy  to:

     Ice  Miller
     One  American  Square  Box  82001
     Indianapolis,  Indiana  46282
     Attn:  Steven  K.  Humke
     Fax:  (317)  236-2219

     Seller:

          Service  Title,  Inc.
          100  W.  Columbia  Street
          Fort  Wayne,  Indiana  46802
          Attn:  Margaret  A  Sklenar
          Fax:  (219)  422-8772.

          and  to:

          Linda  Givens
          Paragon  Title,  LLC
          10291  N.  Meridian  Street
          Suite  375
          Indianapolis,  Indiana  46290
          Fax:  (317)  815-9287

          with  a  copy  to:

          Haller  &  Colvin,  P.C.
          444  E.  Main  Street
          Fort  Wayne,  Indiana  46802
          Attn:  Vincent  J.  Heiny,  Esq.
          Fax:  (219)  422-0274

     12. Confidentiality. Each of the parties to this Agreement agree that they will not disclose the terms of the transactions contemplated by this Agreement to any third parties (excepting counsel or accountants to Purchaser and Seller and their respective title insurance underwriters) without the prior written consent of the other parties to this Agreement.

     13. Remedies. In the event of any breach of any provisions of this Agreement, then non-breaching parties shall be entitled to reasonable attorneys' fees, costs and expenses incurred for the enforcement of said provisions, in addition to damages for the breach thereof. The remedies set forth in this Agreement shall be cumulative and no one shall be construed as exclusive of any remedy provided by law and failure of any party to exercise any remedy at any time shall not operate as a waiver of the right of such party to exercise any remedy for the same or subsequent default at any time thereafter.

     14. Entire Agreement. This Agreement (including all attachments hereto) constitute the entire Agreement and supercede all prior agreements and understandings, both written and oral, between the parties with respect to the subject matter hereof.

     15. Counterparts. This Agreement may be executed in several counterparts, each of which shall be deemed an original and all of which together shall constitute one and the same instrument.

     16. Governing Law. This Agreement shall be governed in all respects, including as to validity, interpretation and effect, by the internal laws of the State of Indiana, without giving effect to the conflict of laws rules thereof.

     17.          Expenses.    Seller  and  Purchaser, will each pay their
respective expenses (including fees and expenses of legal counsel, brokers, accountants or other representatives or consultants) in connection with the transaction contemplated hereby.

     18. Assignment, Amendment, Waivers. This Agreement shall not be assignable or otherwise transferable by any party hereto without the prior written consent of the other parties hereto. No amendment, modification or discharge of this Agreement, and no waiver hereunder, shall be valid or binding unless set forth in writing and duly executed by the party against whom enforcement of the amendment, modification, discharge or waiver is sought. This Agreement shall be binding upon and inure to the benefit of the respective legal representatives and assigns of its new business.

     If the foregoing terms are acceptable, please so indicate by signing one copy of this Agreement in the space provided and returning it to the undersigned.

                                   Very  truly  yours,

                                   PARAGON  TITLE,  LLC


                                   /s/  Jennifer  A.  Holihen
                                   Jennifer  A.  Holihen,  Manager

ACCEPTED  AND  AGREED  TO
this  8th  day  of  August,  2000.

Service  Title,  Inc.


By:/s/  Linda  Givens
     Linda  Givens,  President


                                 EXHIBIT A


Assets:

Furniture  and  Equipment
Network  Router  and  Interface  Card  (Franklin  Office)
Desk,  Credenza  and  Chair
17"  Monitor
Upgrade  Server
Computer  with  Software,  Keyboard,  Mouse
Support  for  Aim  System  Second  Half  of  2000
Lateral  File  Cabinet
Lateral  File  Cabinet
Pens  (2000)
Printer  Stands  (4)
Office  Supplies:
     Paper
     Cartridges
     Miscellaneous  Supplies
     Laser  checks
     Existing  Files  and  Data
All intangibles, including, without limitation, the name Service Title, Inc., including all derivations thereof, and the benefit of third party representations, warranties and guarantees, customer lists, supplier lists, business plans and strategies, know-how, correspondence, manuals, sales literature and promotional material, trade secrets, computer software and programs, and all other intellectual property and proprietary rights of any kind, whether or not patentable or registrable.


                                 EXHIBIT B

                                 EXHIBIT C

Lessor             Item          Time Period     Payment Made     Per
Diem          Total  Thru  Closing  Date

Ascom Hasler     Postage meter     7-18-00 thru     $94.50          $1.05
      $56.70
                    10-17-00

Copelco          Copier          August 2000     $487.50          $15.73
   $361.79

Copelco          Copier          August 2000     $658.61          $21.25
   $488.75

Copelco            Fax          August 2000     $67.73          $2.19
$50.37

Copelco          Fax (2)          August 2000     $343.35          $11.08
    $254.84

GPI Properties     Office lease     August 2000     $4121.82     $132.97
   $3,058.31

Telimagine     Phone lease     7-14-00 thru     $514.50          $17.15
  $257.25
                    8-23-00

Crossmann     Office lease     August 2000     $314.00          $10.13
 ($81.04)*
Communities

Stewart Title     Office lease     August 2000     $1500.00     $48.39
   ($387.12)*

                                        TOTAL                    $4,806.46


*Unpaid  lease  obligations  of  Service  Title  for  August

                                 EXHIBIT D

1)          All  Tangible  Assets                                   $90,000.00
2)         Goodwill and other intangible assets
$30,000.00
          Total                                                    $120,000.00




EXHIBIT  E
Assumed  Leases/Obligations



VENDOR                        ACCT NO           COMMENCE-                  TERM      AMT.      DUE DATE  PAID
                                                MENT DATE                     (MOS)                      THRU
BCL Capital                             656107                    9/29/98        39  $ 404.01       1st  July 2000
115 West College Drive
Marshall, MN  56258
1-507-532-3533
Copelco Capital, Inc.                  1666040                    9/22/99        36  $ 343.35      22nd  July 2000
One International Blvd.,
10th Floor
Mahwah, NJ  07430-0631
1-800-633-4594
Copelco Capital, Inc.                   124274                     2/3/99        36  $ 487.50       3rd  July 2000
Copelco Capital, Inc.                  1381581                    4/15/99        36  $  67.73      15th  July 2000
Copelco Capital, Inc.                  1381582                    7/14/99        36  $ 658.61      14th  July 2000
GPI Office Properties II, LP  GOM-275A-SerTitl                    2/18/99  Expires   $4121.82       1st  July 2000
Gibraltar Management, Inc.                                                  4/30/04
3815 River Crossing Pkwy,
Suite 350
Indianapolis, IN  46240
816-7777
Crossmann Communities                                              4/1/99        36  $ 314.00       1st  July 2000
Partnership
157 Holiday Place
Franklin, IN  46033
Ascom Hasler Mailing                194410-001  Paid in 3 month intervals            $  90.00       1st   10/17/00
Systems
19 Forest Parkway
Shelton, CT 06484-6122






C\OE\UT8WDC\0\00Q




VENDOR                        ITEM(S) AND LOCATION

BCL Capital                   Gestetner 3245 Copier/Fax - Franklin office
115 West College Drive
Marshall, MN  56258
1-507-532-3533
Copelco Capital, Inc.         Gestetner 9867 Laser Fax - Front office
One International Blvd.,      AND
10th Floor                    Savin 3695 Laser Fax - Back office
Mahwah, NJ  07430-0631
1-800-633-4594
Copelco Capital, Inc.         Ricoh 7660 Copier - Back office
Copelco Capital, Inc.         Gestetner 9767 Laser Fax - Front office
Copelco Capital, Inc.         Gestetner 3265 Copier - Front office
GPI Office Properties II, LP  Office space -
Gibraltar Management, Inc.    10291 N. Meridian Street, Suite 275
3815 River Crossing Pkwy,
Suite 350
Indianapolis, IN  46240
816-7777
Crossmann Communities         Office space -
Partnership                                             157 Holiday Place
157 Holiday Place
Franklin, IN  46033
Ascom Hasler Mailing          Postage Meter
Systems
19 Forest Parkway
Shelton, CT 06484-6122






C\OE\UT8WDC\0\00Q






Exhibit  E  (continued)



VENDOR                                                       ACCT NO  COMMENCE-  TERM   AMT.   DUE DATE          PAID
                                                                      MENT DATE  (MOS)                           THRU
Stewart Title Services of Indiana,                                       1/4/00     16  $1500  1st of the Month  July 2000
Inc.
9190 Priority Way W. Drive, Suite 110
Indianapolis, Indiana 46240
Telimagine, Inc.                                                        10/5/98         $ 443                      8/23/00
311 Park Place Blvd., Suite 100
Clearwater, FL 33759
Yellow/White Pages
Search Data Agreement with Lawyers, Ticor and Chicago Title             9/28/98     36
-----------------------------------------------------------           ---------  -----



VENDOR                                                       ITEM(S) AND LOCATION

Stewart Title Services of Indiana,                           Equipment Access Agreement
Inc.
9190 Priority Way W. Drive, Suite 110
Indianapolis, Indiana 46240
Telimagine, Inc.                                             Telephone Lease
311 Park Place Blvd., Suite 100
Clearwater, FL 33759
Yellow/White Pages                                           Telephone Advertising Agreement
Search Data Agreement with Lawyers, Ticor and Chicago Title  Search Data Agreement
-----------------------------------------------------------  -------------------------------







     Exhibit  10.61


                            EMPLOYMENT AGREEMENT

     This Employment Agreement ("Agreement") is made and entered into this 9th day of August, 2000, by and among Paragon Title, LLC, an Indiana limited liability company (the "Company"), Crossmann Communities, Inc., an Indiana corporation ("Crossmann") and Linda Givens (the "Employee").

                           PRELIMINARY STATEMENTS

     The Company and Crossmann (collectively referred to herein as the "Employers") have determined that it is in their best interests to employ the Employee as Title Company Manager of the Company, and the Employee desires to accept such position and to devote her loyalty to the Employers upon the terms and conditions set forth in this Agreement. As a result of her employment with the Employers, the Employee will have access to Confidential Information (as defined herein). In consideration for the Employer's employment of the Employee, the Employee agrees to be restricted as set forth in this Agreement.

                            TERMS AND CONDITIONS

     In consideration of the mutual promises and covenants contained in this Agreement, and intending to be legally bound, the parties hereto agree as follows:

     Section  1          .    Employment  and  Duties.

(a)          General.    The Employers hereby employ the Employee, and the
Employee hereby agrees to serve the Employers in the capacity of Title Company Manager of the Company and to perform the Employee and management duties that the Board of Directors of the Company and/or the Board of Directors of Crossmann (collectively and individually the "Boards") shall reasonably assign to the Employee from time to time.

(b)      Employment Duties.  Throughout the Employment Term, as defined in
Section 2, the Employee shall: (i) devote her working hours, on a full-time basis, to her duties under this Agreement; (ii) faithfully and loyally serve the Employers; (iii) comply in all respects with the lawful and reasonable directions and instructions given to her by the Boards; and (iv) use her best efforts to promote and serve the interests of the Employers. In the event the directions and instructions given to the Employee by the Boards conflict in any manner, the directions and instructions given by the Board of Directors of Crossmann shall be deemed controlling; full compliance with the express directions and instructions of the Board of Directors of Crossmann shall be deemed a defense to any claim of failure to comply with the directions and instructions of the Board of Directors of the Company.

(c)      Exclusive Employment.  Throughout the Employment Term, as defined in Section 2, the Employee shall not render her services, directly or indirectly, for compensation, to any other person or organization without the prior written consent of the Employers and shall not engage in any activity which would significantly interfere with the faithful performance of her duties under this Agreement. The Employee, however, may perform minor services for which she does not receive compensation, provided that the activity does not contravene or conflict with any other provision of this Agreement.

     Section  2          .    Employment Term.  The Employee's employment
hereunder  shall  commence as of the date of this Agreement and shall continue
until  August  9,  2002.    Notwithstanding  the  foregoing,  the  Employee's
employment  hereunder  shall  be  subject  to  resignation  or  termination in
accordance  with  the  provisions  of  Section  4  hereof.   As used in this
Agreement, the term "Expiration Date" shall mean August 9, 2002 or, if applicable, the day thereafter on which the Employee's employment hereunder shall automatically expire and terminate in accordance with the provisions of this Section 2, and the term "Employment Term" shall mean the period beginning on the date hereof and ending on the earlier of the Expiration Date, the Termination Date, the Resignation Date, (both as defined in Section 4 hereof), or other date the Employee ceases to be employed by the Employers in accordance with Section 4 hereof.

     Section 3 . Compensation and Other Benefits. The Company or Crossmann, as applicable, shall pay and provide the following compensation and other benefits to the Employee for the services rendered by her under this
Agreement:

(a) Annual Base Salary. The Company shall pay to the Employee, in accordance with the then prevailing payroll practices of the Company, an annual salary of not less than Seventy-Five Thousand Dollars ($75,000) (the "Annual Base Salary"), subject to required withholdings under Federal, state, and local laws. The Company's obligations with respect to payment of the Annual Base Salary shall not be effective until the Employment Term has commenced. Beginning on January l, 2001 and on each January 1 thereafter during the Employment Term (or within a reasonable time thereafter not to exceed thirty (30) days) the Employers shall review the annual salary payable to the Employee hereunder and shall, in their sole discretion, determine whether or not an adjustment in the Annual Base Salary then payable hereunder is appropriate.

(b) Employee Benefits. Except as otherwise specifically provided in this Agreement, the Employee shall be eligible to participate, in accordance with their respective terms and conditions, in all benefit plans presently available or which may subsequently be made available to employees of the Employers having levels of responsibility equivalent to that of Employee, including Crossmann's health care, basic life insurance, supplemental life insurance coverage, disability coverage, business travel accident insurance and any pension or retirement plan of any kind.

(c) Vacation Leave. The Employee shall be entitled to that number of days of vacation leave per year that is generally applicable to all personnel of Crossmann having levels of responsibility similar to that of Employee. The Employee shall accrue and receive full compensation and benefits during her vacation leave periods. Unused vacation leave time shall not carry over from one year of the Employment Term to the next and unused vacation leave time shall not entitle the Employee to any additional compensation.

(d) Bonus. The Employee may, at the sole discretion of the Board of Directors of the Employers, be eligible for a bonus during any year during the Employment Term (the "Bonus") in an amount consistent with other employees of the Company or Crossmann having similar responsibilities as the Employee.

     Section  4          .    Termination  of  Employment.

(a)          Termination  for  Cause.

     (i) The Employers may terminate the Employee's employment with the Employers pursuant to this Agreement for Cause, as defined herein, by providing written notice to the Employee at least twenty-four (24) hours prior to the Termination Date, as defined in subsection (iii) below.

     (ii) A termination for "Cause" means a termination by one of the Boards for any one or more of the following reasons: (a) theft, fraud, embezzlement, dishonest or other similar behavior by the Employee; (b) any material breach by the Employee of the terms of this Agreement; (c) any material neglect of duty, incompetence, insubordination or misconduct of the Employee in discharging any of her duties and responsibilities hereunder, (d) any act of theft or dishonesty by the Employee or any criminal conviction or indictment of the Employee, (e) any occurrence of the Employee reporting to work under the influence of alcohol or illegal drugs, or the Employee being under the influence of alcohol or illegal drugs during working hours, (f) any failure or refusal by the Employee to comply with the policies, rules or regulations of the Employers whether now in force or hereafter adopted; (g) any misrepresentation or concealment by the Employee of any material fact for the purpose of securing this Agreement, or (h) any other material act of misconduct within the control of the Employee.

     (iii) In the case of a termination for Cause, the term "Termination Date" as used in this subsection (a) shall mean the actual date the Employee terminates employment with the Employers as a result of action taken by one of the Boards, and not as a result of the Employee's resignation, as provided in
Section  4(b).

     (iv) If prior to the Expiration Date the Employers terminate the Employee's employment for Cause, the Employee shall only be entitled to payment of that portion of the Annual Base Salary under Section 3(a) that the Employee earned through and including the Termination Date at the rate of the Annual Base Salary in effect or any portion of the year at that time and shall not be entitled to and shall forfeit any earned or unearned Bonus for the year or any portion of the year in which the Employee was terminated.

(b) Resignation. The Employee may resign from her employment with the Employers pursuant to this Agreement at any time by providing written notice to the Boards of her resignation at least sixty (60) days prior to the effective date of the resignation (the "Resignation Notice"). The effective date of the Employee's resignation shall be that specified in the Resignation Notice, or the actual date the Employee terminates employment with the Employers as the result of a resignation, whichever occurs earlier (the "Resignation Date"). If prior to the Expiration Date, the Employee resigns her employment, the Employee shall only be entitled to payment of that portion of the Annual Base Salary under Section 3(a) that the Employee earned through and including the Resignation Date, at the rate of the Annual Base Salary in effect at that time.

(c) Termination Without Cause. The Employers may, in their sole discretion, terminate the Employee's employment with the Employers pursuant to this Agreement at any time without Cause, by providing written notice to the Employee at least twenty-four (24) hours prior to the Termination Date, as defined in this subsection (c). If the Employers terminate the Employee's employment without Cause, the Company shall be obligated to continue to pay to her the Annual Base Salary for two months after the Termination Date (the "Severance Payments"); provided, however, the Employee shall not be entitled to and shall forfeit any earned or unearned Bonus for the year or any portion of the year in which the Employee was terminated or any year or portion of the year in which the Employers are making Severance Payments to the Employee. Such payments shall be made as and when the same would have been due and payable if the Employee's employment had continued through such date, subject to the provisions of Sections 4(d) and 4(e). The term "Termination Date" as used in this subsection (c) shall mean the actual date the Employee terminates employment with the Employers as a result of action taken by one of the Employers, and not as a result of the Employee's resignation as provided in
Section 4(b). Except as provided in this subsection (c), the Employee shall not be eligible to receive any compensation or benefits under this Agreement with respect to any future periods beginning on or after the Termination Date.

(d) Death. If the Employee dies prior to the Expiration Date, the Employee's estate or personal representative shall be entitled to receive that portion of the Annual Base Salary, at the rate in effect at the Employee's death, and any other compensation or benefits, that the Employee earned through and including the date of the Employee's death and the Board of Directors of the Employers may, in their sole discretion, award a Bonus to the Employee's estate or personal representative for the period prior to the Employee's death. If the Employee is entitled to receive payments from the Employers pursuant to Section 4(c) at the time of her death, the Employee's estate or personal representative shall be entitled to receive that portion of the Annual Base Salary, at the rate in effect at the Employee's death, and any other compensation or benefits, that the Employee would have been entitled to receive under Section 4(c) through and including the date of the Employee's death. The Employee's estate or personal representative shall not be entitled to receive any portion of the Annual Base Salary or any other compensation or benefits under this Agreement, with respect to any periods ending on or after the date of the Employee's death, which was not payable in accordance with the provisions thereof prior to the date of death.

(e) Disability. If prior to the Expiration Date the Employee becomes Permanently Disabled, as defined in this subsection (e), the Employers may terminate the Employee's employment with the Employers as a result of the Permanent Disability by providing written notice to the Employee at least twenty-four (24) hours prior to the Termination Date, as defined in this subsection (e). If prior to the Expiration Date the Employee becomes Permanently Disabled, the Employee may resign from her employment with the Employers pursuant to this Agreement by providing written notice to the Employers of her resignation at least twenty-four (24) hours prior to the
Resignation Date, as defined in this subsection (e). If the Employers terminate the Employee's employment as a result of a Permanent Disability or the Employee resigns from employment with the Employers as a result of a Permanent Disability, the Employee shall be entitled to receive that portion of the Annual Base Salary under Section 3(a) that the Employee earned through and including the Termination Date or Resignation Date, as applicable, at the rate in effect on such date and the Board of Directors of the Employers may, in their sole discretion, award a Bonus to the Employee for the period prior to the Termination Date or Resignation Date, as applicable. If the Employee is entitled to receive payments from the Employers pursuant to
Section 4(c) at the time she becomes Permanently Disabled, the Employee shall be entitled to receive the payments that the Employee would have been entitled to receive under Section 4(c). The Employee shall not be entitled to receive any portion of the Annual Base Salary or any other compensation or benefits under this Agreement, including any Bonus, with respect to any future periods beginning on or after the later of the Resignation Date, Termination Date, or the date the Employee becomes Permanently Disabled. The Employee shall be deemed "Permanently Disabled" when, and only when, she is deemed permanently disabled in accordance with the disability insurance policy of the Employers in effect at the time of the illness or injury causing the disability, or, in the event no disability policy is then in effect, in accordance with the disability policy of the Employers last in effect. The definition of Permanently Disabled for purposes of this Agreement shall comply with all provisions of applicable law. The term "Termination Date" as used in this subsection (e) shall mean the actual date the Employee terminates employment with the Employers. The term "Resignation Date" as used in this subsection (e) shall mean the actual date the Employee terminates employment with the Employers as the result of a resignation.

     Section 5 . Secrecy and Confidential Information. For purposes of Sections 5 through 8, the term Company shall include, in addition to the Company, Crossmann and its affiliates and subsidiaries.

(a) Confidential Information. "Confidential Information" shall mean all information, whether or not originated by the Employee, which is (1) used in the business of the Company and is proprietary to, about, or created by the Company; (2) designated as confidential by the Company; or (3) not generally known by any non-Company personnel. Confidential Information includes, but is not limited to, the following types of information (whether or not reduced to writing or designated as confidential):

     (i) Information regarding any of the Company's customers and clients, and their representatives, potential customers or leads, the identity of any contracts (contents and parties) to which the Company is a party or is bound, data provided by the Company, and the type, quantity and specifications of products and services being sold to, purchased, leased, licensed or received by the Company;

     (ii) Information received by the Company from third parties (such as vendors) under an obligation of confidentiality, restricted disclosure or restricted use;

     (iii) Any of the Company's internal personnel and financial information (including the revenue, costs or profits associated with any of the Company's products); vendor and supplier names, payroll information, purchasing and internal cost information, internal service and operational manuals and other information of the Company; and the manner and methods of conducting the Company's business;

     (iv) Information with respect to the Company's products, facilities and methods, systems, trade secrets and other intellectual property;

     (v)     Work product related to work or projects performed or about to be
performed  for  the  Company  or    for  its    customers;

     (vi) Marketing and developmental plans, price and cost data, price and fee amounts, pricing and billing policies, quoting procedures, marketing techniques, methods of obtaining business, forecasts, forecast assumptions and volumes, future plans and potential strategies of the Company;

     (vii) Any other information relating to the Company which may have been obtained by Employee during her employment by the Company before or after the date of this Agreement.

     Information or documents which are generally available or accessible to the public shall be deemed Confidential Information of the Company if the information was retrieved, gathered, assembled or maintained by the Company in such a manner not available to the public or for a purpose beneficial to the Company. From time to time, the Company may, for its own benefit, choose to place certain Confidential Information or records of the Company in the public domain. The fact that such Confidential Information may be made available to the public in a limited form and under limited circumstances does not change the confidential and proprietary nature of such information, and does not release Employee from her duties with respect to such Confidential Information as set forth in this Agreement.

(b) Ownership of Confidential Information. The Employee recognizes that the services she will perform under this Agreement are special, unique and extraordinary and that, by reason of her employment under this Agreement, she may acquire Confidential Information. The Employee hereby acknowledges and agrees that all Confidential Information is and shall remain the exclusive property of the Company, whether or not prepared in whole or in part by the Employee and whether or not disclosed to or entrusted to the custody of the Employee. Upon the termination or resignation of her employment with the Company, as applicable, or upon the request of the Company, at any time, the Employee shall promptly deliver to the Company all documents, tapes, disks, or other storage media and any other materials, and all copies thereof in whatever form, in the possession of the Employee pertaining to the business of the Company, including, but not limited to, any containing Confidential Information.

     Section  6          .    Non-Disclosure  and  Non-Use of Confidential
Information.    In  furtherance  of  this  Agreement  and  in order to assure adequate protection of the Company against the wrongful use or disclosure of Confidential Information, the Employee agrees that she will hold all Confidential Information of the Company in strict confidence and solely for the benefit of the Company, and that, except as necessary to perform her obligations to the Company under this Agreement or with the prior written consent of the Boards, she will not directly or indirectly disclose or use or authorize any third party to disclose or use any Confidential Information. The Employee's obligations set forth in this Section 6, and Company's rights and remedies with respect thereto, whether legal or equitable, shall remain in full force and effect during the Employment Term and shall continue indefinitely.

     Section  7      .  Non-Competition.  For a period of three (3) years
from the Resignation Date or the Termination Date (the "Restricted Period"), Employee shall not, directly or indirectly, engage in any activity or business that is substantially similar to or competitive with that of the Company (the "Restricted Business") in the following geographic areas: (a) any of the continental United States that the Company is engaged in the Restricted Business; (b) within 50 miles of any location in which the Company sold or attempted to sell any products or services at any time during Employee's employment by the Company before or after the date of this Agreement; and (c) within 50 miles of any location where the Company has, or had, an office or facility at any time during Employee's employment by the Company before or after the date of this Agreement (the "Restricted Area"); provided, however, if Employee is still employed by the Employer one year from the date of this Agreement, the non-competition provisions pursuant to this Section 7 shall terminate. In addition, Employee shall not during the Restricted Period, without the express written consent of the Boards, directly or indirectly engage in, own, manage, operate, join, control, lend money or other assistance to, or participate in or be connected with, as an officer, director, employee, partner, shareholder, consultant, manager, agent, or otherwise, any individual, corporation, partnership, firm, other company, business organization, or entity that is engaged in a Competitive Business (as defined below) in the Restricted Area; Employee's obligations set forth in this
Section 7 and the Company's rights and remedies with respect thereto, whether legal or equitable, shall remain in full force and effect during the Restricted Period. Notwithstanding any other provision contained herein, Employee may own shares of stock representing less than one percent (1%) of the outstanding shares of any publicly-held company engaged in the Competitive Business. The term "Competitive Business" shall mean a company which derives more than ten percent (10%) of its gross revenues, in the aggregate, from the title insurance business.

     Section 8 . Non-Solicitation. During the Restricted Period, Employee shall not, directly or indirectly, as an entity, individually or on behalf of any other individual, corporation, partnership, firm, other company, business organization, or entity, or in any other capacity, in promotion of or otherwise with respect to a Competitive Business: (a) call upon, solicit, contact, or service any current, as of the date hereof, or former customer or client of the Company or any potential customer or client that the Employee called upon, solicited, contacted, or serviced prior to the end of her employment by the Company; (b) call upon, solicit, contact or service any individual, corporation, partnership, other company or business of which the Employee or the Company became aware through operation of the Company's business prior to the end of the Employee's employment by the Company; or (c) call upon, solicit, contact or service any person or entity who is or was, prior to the end of the Employee's employment by the Company, a vendor or supplier of the Company. Furthermore, during the Restricted Period, Employee shall not, directly or indirectly, as an entity, individually or on behalf of any other individual, corporation, partnership, firm, other company, business organization, or entity, or in any other capacity, in promotion of or otherwise with respect to any business or activity (whether or not a Competitive Business), solicit for employment, endeavor to entice away from the Company, hire, or otherwise interfere with the relationship of the Company with any person who was employed or otherwise engaged to perform services for the Company prior to the end of the Employee's employment by the Company. Employee's obligations set forth in this Section 8 and the Company's rights and remedies with respect thereto, whether legal or equitable, shall remain in full force and effect during the Restricted Period.

     Section  9          .    Reasonableness  of Terms.  The parties each
stipulate and agree that the terms and covenants contained in Sections 5 through 8 herein are fair and reasonable in all respects to protect the legitimate interests of the Company, including the geographical coverage in
Section 7 and the time periods in Sections 5, 6, 7 and 8, and that these restrictions are designed for the reasonable protection of the Company's business. Employee expressly waives any right to challenge the reasonableness or enforceability of the terms and covenants contained in Section 5 through
Section 8 and further stipulates and agrees that she shall be estopped from raising any such challenge.

     Section  10          .    Non-assignability,  Binding  Agreement.

(a) By the Employee. The Employee shall not assign or delegate this Agreement or any right, duty, obligation, or interest under this Agreement without the Company's and Crossmann's prior written consent; provided, however, that nothing shall preclude the Employee from designating beneficiaries to receive benefits payable under this Agreement upon her death, and nothing shall preclude the Employee's executors, administrators, or their legal representatives, from assigning any rights under this Agreement to any person.

(b) By the Company or Crossmann. The Company and/or Crossmann may assign, delegate, or transfer this Agreement and all of their rights and obligations under this Agreement to any of its affiliates or subsidiaries or to any business entity that by merger, consolidation, or otherwise acquires all or substantially all of the assets of the Company or Crossmann or to which the Company or Crossmann transfers all or substantially all of its assets. Upon assignment, delegation, or transfer, any affiliate, subsidiary, or business entity related to the Company and/or Crossmann shall be deemed to be substituted for the Company and/or Crossmann, as applicable, for all purposes of this Agreement.

(c) Binding Effect. Except as limited under Sections 10(a) and 10(b), this Agreement shall be binding upon and inure to the benefit of the parties, any successors to or assigns of the Company and/or Crossmann, and the Employee's heirs and the personal representatives or executor of the Employee's estate.

     Section  11          .    Severability.    If  a  court of competent
jurisdiction makes a final determination that any term or provision of this Agreement is invalid or unenforceable, and all rights to appeal the determination have been exhausted or the period of time during which any appeal of the determination may be perfected has been exhausted, the remaining terms and provisions shall be unimpaired and the invalid or unenforceable term or provision shall be deemed replaced by a term or provision that is valid and enforceable and that most closely approximates the intention of the parties with respect to the invalid or unenforceable term or provision, as evidenced by the remaining valid and enforceable terms and conditions of this Agreement.

     Section 12 . Amendment. No provision of this Agreement may be modified, amended, waived, or discharged in any manner except by an instrument in writing signed by the Employee and on behalf of the Company and Crossmann by such officers as may be specifically designated by the Boards. No agreement or representation, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by any party which is not expressly set forth in this Agreement.

     Section 13 . Waiver. The waiver by any party of compliance by any other party with any provision of this Agreement shall not operate or be construed as a waiver of any other provision of this Agreement (whether or not similar), or a continuing waiver or a waiver of any subsequent breach by a party of a provision of this Agreement. Performance by any party of any act not required of it under the terms and conditions of this Agreement shall not constitute a waiver of the limitations on its obligations under this Agreement, and no performance shall estop that party from asserting those limitations as to any further or future performance of its obligations.

     Section 14 . Governing Law and Jurisdiction. The laws of the State of Indiana shall govern the validity, performance, enforcement, interpretation and any other aspect of this Agreement, notwithstanding any state's choice of law provisions to the contrary.

     Section 15 . Notices. All notices required or desired to be given under this Agreement shall be in writing and shall be deemed to have been duly given (i) on the date of service if served personally on the party to whom notice is to be given, (ii) on the date of receipt by the party to whom notice is to be given if transmitted to such party by telefax, provided a copy is mailed as set forth below on the date of transmission, or (iii) on the third day after mailing if mailed to the party to whom notice is to be given by registered or certified mail, return receipt requested, postage prepaid, to the following addresses:

(a)          If  to  the  Company  or  Crossmann,  to:

          Crossmann  Communities,  Inc.
          9210  North  Meridian  St.
          Indianapolis,  IN  46260
          Attn:    Jennifer  Holihen
          Tel.  No.:  (317)  843-9514
          Fax:  (317)  571-2210

(b)          If  to  the  Employee,  to:

          Linda  Givens
          Paragon  Title,  LLC
                    10291  N.  Meridian  Street
          Suite  375
     Indianapolis,  IN    46290
     Tel.  No.:    (317)  815-9280
          Fax:    (317)  815-9287

     Any party may, by giving written notice to the other parties, change the address to which notice shall then be sent.

     Section 16 . Prior Agreements. This Agreement is a complete and total integration of the understanding of the parties. This Agreement supersedes all prior or contemporaneous negotiations, commitments, agreements, writings including handbooks, and discussions with respect to the subject matter of this Agreement.

     Section 17 . Headings. The headings of the Sections of this Agreement are inserted for convenience only and shall not be deemed to constitute part of this Agreement or to affect the construction of this Agreement.

     Section 18 . Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one and the same Agreement. Only one counterpart signed by the party against which enforcement is sought needs to be produced to evidence the existence of this Agreement

                 [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

The  parties  have  executed  this  Agreement on the date first written above.

     "COMPANY"

     PARAGON  TITLE,  LLC



     By:/s/  Jennifer  Holihen
                      Jennifer  Holihen,  its  Manager


          "CROSSMANN"

     CROSSMANN  COMMUNITIES,  INC.



     By:/s/  Jennifer    Holihen
Jennifer  Holihen,  its  Chief  Financial  Officer,  Secretary  and  Treasurer

     "EMPLOYEE"


     /s/  Linda  Givens
     Linda  Givens