Form 10-K
period 2000-12-31
CROSSMANN COMMUNITIES INC
filed 2001-03-05
CIK 911644

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                             ____________________

                                  FORM 10-K
                             ____________________

[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                 For the fiscal year ended December 31, 2000

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant on March 2, 2001 was approximately $258,874,901. As of March 2, 2001, there were 10,466,624 Common Shares of the registrant issued and outstanding.

          DOCUMENTS  INCORPORATED  BY  REFERENCE
Certain portions of the documents listed below have been incorporated by reference into the indicated part of this Form 10-K.

DOCUMENT  INCORPORATED                                     PART OF FORM 10-K
Proxy  Statement  for  2001  Annual  Meeting  of  Shareholders       Part III
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

GENERAL

     Crossmann Communities, Inc. ("Crossmann" or the "Company") has provided homes to families in central Indiana since 1973. Crossmann's homes are targeted primarily to entry-level and first move-up buyers. They range in price from approximately $81,900 to approximately $1,200,000; but the average size of one of Crossmann's new homes is 1,400 square feet, and the average selling price in 2000 was approximately $129,300. Today the Company operates in twelve markets in six states:





Indiana:         Indianapolis, Lafayette, Ft. Wayne and Columbus;
Ohio:            Columbus, Cincinnati and Dayton;
Kentucky:        Lexington;
Tennessee:       Memphis;
North Carolina:  Charlotte and Raleigh;
South Carolina:  Myrtle Beach.


      Crossmann delivered 4,804 new homes in 2000 compared to 5,100 in 1999. During 2000, Crossmann acquired the remaining 50% equity interest in Trinity
Homes,  LLC    ("Trinity")  in  Indianapolis,  Indiana.

     Crossmann is characterized by a record of strong and consistent sales and net income growth over recent years, having achieved a 5-year average compound growth in revenue of approximately 29.4%. The Company's success has been and will continue to be dependent upon the following key operating strategies:

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

3. Market Concentration. The Company currently conducts its business in twelve Midwestern and Southeastern markets. The Company believes that these cities enjoy relatively low unemployment, diversified industry, and infrastructure that makes these cities attractive to employers. Strong employment creates demand for housing of the type offered by the Company. The Company intends to explore opportunities to expand its homebuilding operations to other metropolitan areas that offer stable economic characteristics similar to those of its existing markets. The Company believes that its most effective expansion opportunities will be in similar markets where it can effectively utilize the strengths of its operating strategy.

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

MARKETS


     The size and economic characteristics of the Company's markets are shown in the tables below:



                                   POPULATION   UNEMPLOYMENT
                                   -----------
MARKET             POPULATION (1)  GROWTH (2)   RATE (4)
-----------------  --------------  -----------  -------------
Indianapolis           1,563,665         11.3%           2.0%
Lafayette                175,439          8.6%           1.9%
Ft. Wayne                484,320          6.1%           2.8%
Columbus, Indiana             (3)          (3)            (3)
Columbus, Ohio         1,489,487         10.7%           2.2%
Cincinnati             1,960,995          7.9%           3.0%
Dayton                   958,698          .08%           3.5%
Lexington                455,617         12.2%           1.8%
Memphis                1,105,058          9.7%           3.6%
Charlotte              1,417,217         22.0%           3.3%
Myrtle Beach             178,550         23.9%           4.2%
Raleigh                1,105,535         28.8%           1.6%

(1)  Estimated  MSA  population  as  of  July  1,  1999.
(2)  Estimated  growth  from  1990  to  1999.
(3)  Not  available.
(4)  Compared  to  the  national  average  of  4.0%  at  December  31,  2000.


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

     The Company sells homes under the names "Crossmann Communities" in most of its markets, except where operations were acquired from another builder. For example, in Lexington it sells as "Cutter Homes;" in Memphis it sells as "Heartland Homes" or "Paragon;" in Myrtle Beach, as "Pinehurst;" and in Raleigh it sells as "Homes by Huff & Co." Each local operation offers homes to entry-level and first move-up buyers. In Myrtle Beach, South Carolina, that target market has been expanded to include second-home and retirement buyers seeking homes at Crossmann's price point.

     In October 2000, the Company acquired the remaining 50% equity interest in Trinity Homes, LLC, an Indianapolis-based homebuilder serving the first- and second-time move-up buyer. Trinity sells homes under the "Trinity Homes" label and under the label "Homes by John McKenzie." These homes are sold at a significantly higher selling price than the homes above, averaging approximately $223,000 in 2000, compared to $125,000 for Crossmann's core product.

     The Company intends to focus on delivering attractive housing at prices entry-level consumers can afford. The Trinity acquisition was Crossmann's first departure from this niche. Management is comfortable with this diversification in product, because it is limited to Indianapolis, Crossmann's home base. The Company will explore modification of its existing product lines or creation of new product lines when local marketing efforts indicate changes will improve profitability.

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

     Once the land has been purchased, the Company undertakes development activities that include site planning and engineering, and construction of roads, sewer, water and drainage facilities and other amenities. The activities are carefully managed, with phases geared to the Company's projected sales. Generally, management of the Company attempts to maintain an inventory of "finished" lots sufficient for approximately half the homes which the Company anticipates it will construct during the next 18 months. In addition, the Company maintains an inventory of raw land in anticipation of its needs for a period of 18 to 36 months in the future. The following chart summarizes the Company's available lot inventory as of December 31, 2000.





                                  FINISHED  LOTS UNDER   RAW LAND     TOTAL      UNDER
                                  LOTS      DEVELOPMENT  (EST. LOTS)  LOTS HELD  OPTION

Indianapolis . . . . . . . .         1,208          684        2,335      3,712   6,647
Lafayette. . . . . . . . . .            32            0            0         32     694
Ft. Wayne. . . . . . . . .             239            0            0        239     410
Columbus. . . . . . . . .              171          104          808      1,083     491
Cincinnati/Dayton . . .                347          155        1,163      1,665     212
Southern Indiana . . .                 242            0        1,829      2,071     150
Lexington . . . . . . . . .            137          135          823      1,095      40
Memphis . . . . . . . . . .            247            0        1,111      1,358     444
Charlotte . . . . . . . . . .          133          203          765      1,101     609
Myrtle Beach . . . . . . .             279          186          940      1,405     713
Raleigh. . . . . . . . . . . . .        27          153          764        944      88
                                  --------  -----------  -----------  ---------  ------
                                     3,062        1,620       10,538     14,705  10,498
                                  ========  ===========  ===========  =========  ======

     In addition to purchasing unimproved land outright, the Company from time to time has used partnerships and joint ventures to acquire and develop
land.       Joint ventures  sell finished lots to builders, including, but not limited to, the Company. The Company will continue to consider such partnership and joint venture arrangements in the future when management perceives a favorable opportunity. At December 31, 2000, the Company was a
participant  in  thirteen    such  joint  ventures.

     The development of land is extremely capital intensive, and as a result, the Company's ability to develop land is limited. In 2000 the Company developed approximately 45.3% of the lots on which its homes were built, compared to approximately 52% in 1999. The Company expects this percentage to stay approximately 50% in 2001.

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

     New Home Counselors contract with the Company, and the Company attempts to maintain long-term relationships with them. New Home Counselors attend weekly sales meetings at which they are kept apprised of changes in available financing options and other information relevant to prospective buyers and semi-annual seminars offered by the Company on a variety of marketing topics.

     The Company does most of its advertising in the classified advertisement section of local newspapers and on its company website. The Company also attracts buyers as a result of referrals, directional signs and direct mailings. From time to time the Company may participate in television and radio advertising promotions.

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

     The Company believes that the availability of FHA/VA financing is important to its overall success in that many entry-level and first move-up buyers have limited financial resources. FHA and VA mortgages are backed by government insured Fannie Mae and Ginnie Mae securities and should therefore be a relatively secure source of financing for Crossmann's customers. In 2000, approximately 65.9% of the homes delivered by the Company were financed with FHA/VA mortgages.

     The Company has established a mortgage brokerage subsidiary, Crossmann Mortgage Corp., which was certified by FHA, a program of the Federal Department of Housing and Urban Development in July 1994. Once certified, the subsidiary began processing FHA, VA and conventional loans and selling the servicing rights. In 1997, Crossmann Mortgage Corp. became a qualified FHA underwriter. The revenue of the subsidiary is comprised of origination fees and servicing release fees, and its expenses primarily include administrative personnel salaries and other general office expenses. In general, Crossmann Mortgage Corp. does not warehouse loans and, as a result, does not incur significant credit risk or market risk associated with loans it originates.

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

      Approximately 30 days after closing, representatives of the Company place a courtesy call to the new homeowners to enable them to ask any questions that have arisen since they took possession. Customers are encouraged to request an additional walk-through of the home approximately 90 days after closing. Finally, the Company also offers its customers a final inspection on the first anniversary of the closing to check the home for items to be submitted for warranty action and to discuss any items which the customer believes warrant the Company's attention.

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

EMPLOYEES

     At December 31, 2000, the Company had 656 full-time employees and 73 part-time employees. The Company is not a party to any collective bargaining agreements. The Company considers its relationship with its employees to be good.

EXECUTIVE  OFFICERS  OF  THE  REGISTRANT


     The  executive officers and directors of the Company and their ages are as follows:



NAME                 AGE  POSITION WITH COMPANY
-------------------  ---  --------------------------------------------------------------
John B. Scheumann     52  Chairman of the Board of Directors and Chief Executive Officer
Richard H. Crosser    62  Vice Chairman of the Board of Directors
Jennifer A. Holihen   42  Chief Financial Officer; Treasurer; Secretary; Director
Steven M. Dunn        46  President and Chief Operating Officer



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

     Mr. Crosser served as the Company's President and Chief Operating Officer from 1992 until 2001, and now serves on its Board of Directors as Vice Chairman. He has been a senior executive officer since joining the Company in 1974. Prior to 1974, Mr. Crosser was employed by National Homes Construction Corp. for 15 years in a variety of capacities, last serving as a regional manager of the company.

     Ms.  Holihen  has  been  the  Chief  Financial  Officer,  Secretary,  and
Treasurer since September 1993 and serves on its Board of Directors. Ms. Holihen served as controller for the Company from 1983 until 1993. Ms. Holihen is a Certified Public Accountant and received her MBA in accounting and management information systems from Indiana University in 1987.

     Mr. Dunn was elected President in March 2001. He has served as Executive Vice President of Operations since 1998, and prior to that, served as General Manager of the Company's Columbus, Ohio Division since October 1993. Mr. Dunn was the sole shareholder and president of Deluxe Homes of Columbus, Inc. from 1987 until its acquisition by the Company in 1993.

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

     The Company leases office space in Indianapolis, Lafayette, Ft. Wayne and Franklin, Indiana; Columbus and Cincinnati, Ohio; Lexington, Kentucky; Memphis, Tennessee; Charlotte and Raleigh, North Carolina and in Myrtle Beach, South Carolina. The leases for office space are at prevailing market rate and can be changed at any time without an effect to the Company.


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




ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY-HOLDERS
None.


































                                   PART II

ITEM  5.    MARKET  FOR  REGISTRANT'S  COMMON EQUITY AND RELATED SHAREHOLDERS'
MATTERS

     The  Company's  common  shares trade on The Nasdaq Stock Market under the
symbol:  "CROS."     Shares outstanding at December 31, 2000 were 10,457,922.
The closing price at December 31, 2000 was $21.00. During the year ended December 31, 2000, the high closing sales price per share as reported by The Nasdaq Stock Market was $24.44. The low closing sales price per share was $14.31.


     High  and  low  share  prices  for  the  last  two  fiscal  years  were:



                       1999                  2000
Quarter ended  High          Low     High          Low
-------------  ------        ------  ------        ------
March 31       $29.00        $18.75  $21.50        $14.75
June 30         29.75         19.38   18.75         14.68
September 30    33.63         16.00   21.00         14.14
December 31     18.06         14.19   25.13         17.25



     The closing sale price of the Company's Common Shares as reported on The Nasdaq Stock Market on March 2, 2001 was $27.31. As of March 2, 2001, there were 44 holders of record of the Company's Common Shares. The Company's transfer agent estimates that there were 10,466,624 shares outstanding, on March 2, 2001, and that on that date there are approximately 1,382 beneficial owners of the Company's Common Shares.

     On October 7, 1999, Crossmann's Board of Directors authorized the repurchase of up to 15% of its outstanding shares (1,740,357 shares out of
11,602,382 shares then outstanding). As of March 2, 2001, 1,283,000 shares had been repurchased pursuant to this plan, at an average price of $15.78 per
share.    There  were  10,466,624  shares  outstanding  at  March  2,  2001.

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





ITEM  6.    SELECTED  FINANCIAL  DATA

     The following is selected consolidated financial data of the Company for the five years ended December 31, 2000. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of Crossmann Communities, Inc. and notes thereto contained elsewhere in this Form 10-K.





                     CONSOLIDATED FINANCIAL AND OPERATING DATA
                (in thousands, except per share and operating data)
                              Year Ended December 31,



                                        1996      1997      1998      1999      2000
STATEMENT OF OPERATIONS DATA:
 Sales                              $229,485  $316,435  $421,926  $609,319  $621,038
 Gross Profit                         48,051    65,550    89,906   124,233   121,366
 Income from operations               24,854    32,170    44,056    62,223    55,759
 Income before income taxes           24,668    33,399    49,606    65,694    58,380
 Income taxes                          9,603    13,393    19,734    25,957    22,601
 Net income                           15,065    20,005    29,872    39,737    35,779
 Net income per common share (1):
    Basic                               1.65      2.05      2.63      3.44      3.33
    Diluted                             1.63      2.02      2.57      3.40      3.28

 Weighted average common shares
 outstanding:
    Basic                              9,150     9,759    11,342    11,553    10,732
    Diluted                            9,261     9,927    11,608    11,698    10,907

OPERATING DATA:
 Number of closings (2)                2,068     2,774     3,714     5,100     4,804
 Average home sales price           $110,970  $114,072  $113,604  $119,474  $129,275
 Homes in backlog (2)                  1,006     1,080     1,744     1,496     2,010

BALANCE SHEET DATA:
 Cash and cash equivalents          $    100  $  5,526  $ 18,011  $ 13,636  $ 17,443
 Inventories and properties
  held for development or sale       113,202   153,524   214,198   259,996   279,313
 Total assets                        128,336   185,276   283,794   339,875   373,903
 Notes payable                        48,326    51,122   101,223   119,959   141,287
 Total shareholders' equity           59,649   110,803   150,281   188,479   207,710

(1) Per share amounts for 1996 have been adjusted to reflect the three-for-two stock split  effective  August  18,  1997.

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



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW

     The Company's business and the homebuilding industry in general are subject to changes in economic conditions, including but not limited to employment levels, interest rates, the availability of credit, and consumer confidence. During the second half of 1999, interest rates rose, and orders fell precipitously compared to the prior year. This decline was borne out in lower closing volume in 2000. Crossmann adjusted its overhead spending and closed underperforming markets of Louisville, Kentucky and Nashville, Tennessee. The Company also modified its product in some markets to compete more effectively and acquired full ownership of Trinity to help offset the closing shortfall.

     Fortunately, weak order trends reversed themselves. During the second half of 2000, as mortgage interest rates began to decline and as Crossmann's improved pricing and marketing efforts took effect, orders improved. Backlog at December 31, 2000 is 34% higher than at December 31, 1999. Without Louisville and Nashville, margins are expected to be stronger, and Trinity should contribute a full twelve months' earnings in 2001.


RESULTS  OF  OPERATIONS

     During the five-year period ended December 31, 2000, the Company's sales increased at an average compound annual rate of 29.4% per year, from $229.5 million in 1996 to $621.0 million in 2000. Net income increased at an average compound annual rate of 26.3%, from $15.1 million in 1996 to $35.8 million in 2000. Shareholders' equity increased from $59.6 million as of December 31, 1996 to $207.7 million as of December 31, 2000.

     The following table recaps unit growth in the Company's markets. Management views volume relative to the total size of each market a significant factor in producing good margins.


     UNIT  CLOSINGS  BY  MARKET



                                          1992  1993   1994   1995   1996   1997   1998   1999   2000
                                          ----  ----  -----  -----  -----  -----  -----  -----  -----
Indianapolis(1). . . . . . . . . . . .     491   686    732  1,043  1,124  1,314  1,384  1,946  1,834
Lafayette. . . . . . . . . . . . . . .     125   143    183    160    188    166    171    190    171
Columbus. . . . . . . . . . . . . .               23    133    197    247    315    315    311    281
Cincinnati/Dayton .  . .                                 13    159    245    419    489    541    463
Ft. Wayne. . . . . . . . . . . . . .                     12    116     94     84    186    213    196
Southern Indiana. . . . . . . . .                                     169    283    338    466    411
Louisville. . . . . . . . . . . . . . .                                 1    102    240    190    119
Lexington. . . . . . . . . . . . . .                                          64    109    154    159
Memphis. . . . . . . . . . . . . . .                                          27    189    277    268
Nashville . . . . . . . . . . . . . . .                                               2     95    125
Charlotte . . . . . . . . . . . . . . .                                               1    235    431
Myrtle Beach . . . . . . . . . . . . .                                              290    386    213
Raleigh. . . . . . . . .                                                                    96    133
                                                                                         -----  -----
Total. . . . . . . . . . . . . . . . . .   616   852  1,073  1,675  2,068  2,774  3,714  5,100  4,804
                                          ====  ====  =====  =====  =====  =====  =====  =====  =====

(1)    Closings  in  Indianapolis  include fourth quarter 2000 closings for Trinity, but not closings achieved  when  Trinity  was  a 50% joint venture partner of Crossmann's from  September 1997 through
September  2000.


YEAR  ENDED  DECEMBER  31,  2000  COMPARED  TO  YEAR  ENDED  DECEMBER 31, 1999


     The  following  table  sets  forth,  for  the  years ended December 31, 2000 and 1999, certain income statement items  related  to  the  Company's  operations:
                                          FOR THE YEAR ENDED DECEMBER 31,





                                                        1999               1999             2000               2000
                                              --------------  ------------------  --------------  ------------------
                                                              (percent of sales)                  (percent of sales)
                                                              ------------------                  ------------------
                                               (in millions)                       (in millions)
                                              --------------                      --------------
Sales                                         $        609.3              100.0%  $        621.0              100.0%
--------------------------------------------  --------------  ------------------  --------------  ------------------
Cost of sales                                          485.1               79.6%           499.6               80.5%
--------------------------------------------  --------------  ------------------  --------------  ------------------
Gross profit                                           124.2               20.4%           121.4               19.5%
--------------------------------------------  --------------  ------------------  --------------  ------------------
Selling, general and administrative expenses
--------------------------------------------
                                                        62.0               10.2%            65.6               10.6%
                                              --------------  ------------------  --------------  ------------------
Income from operations                                  62.2               10.2%            55.8                9.0%
--------------------------------------------  --------------  ------------------  --------------  ------------------

Other income, net                                        5.7                0.9%             5.0                0.8%
--------------------------------------------  --------------  ------------------  --------------  ------------------
Interest                                                -2.2               -0.4%            -2.4               -0.4%
--------------------------------------------  --------------  ------------------  --------------  ------------------
                                                         3.5                0.6%             2.6                0.4%
                                              --------------  ------------------  --------------  ------------------

Income before income taxes                              65.7               10.8%            58.4                9.4%
--------------------------------------------  --------------  ------------------  --------------  ------------------
Income taxes                                            26.0                4.3%            22.6                3.6%
--------------------------------------------  --------------  ------------------  --------------  ------------------
Net income                                    $         39.7                6.5%  $         35.8                5.8%
--------------------------------------------  --------------  ------------------  --------------  ------------------

Other operating data
--------------------------------------------
   Units closed                                        5,100                               4,804
--------------------------------------------  --------------                      --------------
   Average sales $per unit closed             $      119,474                      $      129,275
--------------------------------------------  --------------                      --------------
   Units in backlog at December 31                     1,496                               2,010
--------------------------------------------  --------------                      --------------



                                              PERCENTAGE
                                              CHANGE, 1999
                                              TO 2000
                                              -------------




Sales                                                  1.9%
--------------------------------------------  -------------
Cost of sales                                          3.0%
--------------------------------------------  -------------
Gross profit                                          -2.3%
--------------------------------------------  -------------
Selling, general and administrative expenses
--------------------------------------------
                                                       5.8%
                                              -------------
Income from operations                               -10.3%
--------------------------------------------  -------------

Other income, net                                    -12.3%
--------------------------------------------  -------------
Interest                                               9.1%
--------------------------------------------  -------------
                                                     -25.7%
                                              -------------

Income before income taxes                           -11.1%
--------------------------------------------  -------------
Income taxes                                          13.1%
--------------------------------------------  -------------
Net income                                            -9.8%
--------------------------------------------  -------------

Other operating data
--------------------------------------------
   Units closed                                       -5.8%
--------------------------------------------  -------------
   Average sales $per unit closed                      8.2%
--------------------------------------------  -------------
   Units in backlog at December 31                    34.4%
--------------------------------------------  -------------



     Sales increased by $11.7 million, or approximately 1.9%, in 2000 over 1999. Sales were higher due to the acquisition of Trinity in the fourth quarter. Unit sales were lower; 4,804 units were closed in 2000 compared to 5,100 in 1999; but the average selling price was higher, approximately $129,300 in 2000, compared to approximately $119,500 in 1999. Trinity contributed closings at an average selling price of approximately $240,400 in the fourth quarter, which is higher than Crossmann's other markets.

        Gross profit decreased by $2.8 million, or approximately 2.3%, for
the  year.    This represents a gross margin percentage of 19.5% of salesin
2000as  compared  to  20.4%  in  1999.    The  decrease  in margin resulted
principally from low margins and exit costs in Louisville and Nashville. Gross margin was also impacted in 2000 by lower margins from Trinity closings.
 Trinty sales had margins of 13.2% in the fourth quarter of 2000. Margins produced by Crossmann's core markets stayed strong.



                           SELECTED INCOME STATEMENT ITEMS FOR THE YEAR ENDED DECEMBER 31, 2000




                                                                                  Crossmann without discontinued markets
                                              Crosssmann                                                     (in millions)
                                              --------------                      ----------------------------------------
                                              Consolidated    (percent of sales)
                                              --------------
                                               (in millions)
                                              --------------
Sales                                         $       621.0                       $                                 586.0
Cost of sales                                         499.6                                                         462.8
                                              --------------                      ----------------------------------------
Gross profit                                          121.4                19.5%                                    123.2
Selling, general and administrative expenses
                                                       65.6                                                          62.2
                                              --------------                      ----------------------------------------
Income from operations                                 55.8                 9.0%                                     61.0

Other income                                            5.0                                                           5.0
Interest                                               (2.4)                                                         (1.2)
                                              --------------                      ----------------------------------------
                                                        2.6                 0.4%                                      3.8

Pretax income                                 $        58.4                 9.4%  $                                  64.8
                                              ==============  ==================  ========================================




                                                                  Core
                                                                  Crossmann

                                              (percent of sales)  Markets         (percent of sales)

                                                                   (in millions)
                                                                  --------------
Sales                                                             $       544.6
Cost of sales                                                             427.0
                                                                  --------------
Gross profit                                               21.0%          117.6                21.6%
Selling, general and administrative expenses
                                                                           59.8%
                                                                  --------------
Income from operations                                     10.4%           57.8%               10.6%

Other income                                                                5.0%
Interest                                                                    0.2%
                                                                  --------------
                                                            0.6%            5.2%                1.0%

Pretax income                                              11.1%  $        63.0                11.6%
                                              ==================  ==============  ==================



     Selling, general and administrative expenses stayed fairly steady as a percentage of sales, 10.2% in 1999 compared to 10.6% in 2000.

     Due to the decline in gross margin, income before income taxes for 2000 decreased approximately $7.3 million compared to 1999, or 11.1%. This represents a decrease from 10.8% of sales in 1999 to 9.4% of sales in 2000. Net income decreased $3.9 million or 9.8%. Net income as a percentage of sales was 5.8% in 2000 compared to 6.5% in 1999. Most of these declines were attributable to lower gross margin. The Company's effective tax rate was
38.7%  in  2000,  compared  to  39.6%  in  1999.

YEAR  ENDED  DECEMBER  31,  1999  COMPARED  TO  YEAR  ENDED DECEMBER 31, 1998


     The  following  table  sets  forth,  for  the  years ended December 31, 1999 and 1998, certain income statement items  related  to  the  Company's  operations:
                                          FOR THE YEAR ENDED DECEMBER 31,





                                                        1998               1998             1999               1999
                                              --------------  ------------------  --------------  ------------------
                                                              (percent of sales)                  (percent of sales)
                                               (in millions)                       (in millions)
Sales                                         $        421.9              100.0%  $        609.3              100.0%
Cost of sales                                          332.1               78.7%           485.1               79.6%
                                              --------------  ------------------  --------------  ------------------
Gross profit                                            89.8               21.3%           124.2               20.4%
Selling, general and administrative expenses
                                                        45.8               10.8%            62.0               10.2%
                                              --------------  ------------------  --------------  ------------------
Income from operations                                  44.0               10.5%            62.2               10.2%

Other income, net                                        6.9                1.6%             5.7                0.9%
Interest                                                -1.3               -0.3%            -2.2               -0.4%
                                              --------------  ------------------  --------------  ------------------
                                                         5.6                1.3%             3.5                0.6%

Income before income taxes                              49.6               11.8%            65.7               10.8%
Income taxes                                            19.7                4.7%            26.0                4.3%
                                              --------------  ------------------  --------------  ------------------
Net income                                    $         29.9                7.1%  $         39.7                6.5%
                                              ==============                      ==============

Other operating data
   Units closed                                        3,714                               5,100
   Average sales $per unit closed             $      113,604                      $      119,474
   Units in backlog at December 31                     1,744                               1,496



                                              PERCENTAGE
                                              CHANGE, 1998
                                              TO 1999



Sales                                                 44.4%
Cost of sales                                         46.1%

Gross profit                                          38.4%
Selling, general and administrative expenses
                                                      35.4%

Income from operations                                41.4%

Other income, net                                    -17.4%
Interest                                              69.2%

                                                     -37.5%

Income before income taxes                            32.4%
Income taxes                                          32.0%

Net income                                            33.0%


Other operating data
   Units closed                                       37.3%
   Average sales $per unit closed                      5.2%
   Units in backlog at December 31                   -14.2%



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

     Due to the increase in sales, income before income taxes for 1999 increased approximately $16.1 million over 1998, or 32.4%. This represents a decrease from 11.8% of sales in 1998 to 10.8% of sales in 1999. Net income increased $9.8 million or 33.0%. Net income as a percentage of sales was 6.5% in 1999 compared to 7.1% in 1998. Most of the rate declines were attributable to lower gross margins. The Company's effective tax rate was 39.6% in 1999, compared to 39.8% in 1998.

BACKLOG

     The following table sets forth certain data relating to the operations of the Company for the years ended December 31, 1998, 1999 and 2000.






                                           1998          1999          2000
                                   ------------  ------------  ------------
Closings (for the period ended)           3,714         5,100         4,804
Homes in backlog                          1,744         1,496         2,010
Aggregate sales value in backlog   $197,100,000  $177,300,000  $273,400,000
Average sales price of backlog     $    113,020  $    118,520  $    136,020


        Historically, a substantial portion of the homes in backlog at December 31 are closed prior to June 30, but because of weather conditions late in 2000 and early in 2001, management believes closings will be more skewed than normal to the second half of 2001. Furthermore, Trinity homes in backlog are larger and take longer to complete. Thus, both volume and average selling price should be higher in the second half of 2001, than in the first half.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At December 31, 2000, Crossmann had cash and cash equivalents balances of $17.4 million.

     On October 7, 1999, Crossmann's Board of Directors authorized the repurchase of up to 15% of its outstanding shares (1,740,357 shares out of
11,602,382 shares then outstanding). As of December 31, 2000, 1,283,000 shares had been repurchased and retired pursuant to this plan, at an average
price  of    $15.78  per  share.

     During 2000, expenditures were financed with cash from operations and with borrowings on a $135 million unsecured line of credit with Bank One, Indiana N.A. and its participants. The line of credit bears interest at the bank's prime lending rate, but permits portions of the outstanding balance to be committed for fixed periods of time at a rate equal to LIBOR plus 1.3% through 1.6%. At December 31, 2000 the Company had drawn funds on its bank line of credit of $80,170,000. This line of credit has a three-year maturity, renewable annually.

     The Company also has $11.1 million in senior notes, maturing in 2004 with interest payable quarterly at 7.625%, and annual principal reductions of $2.8 million, and $50.0 million in senior notes issued in June of 1998, payable over 10 years at 7.75%, payable quarterly. Annual principal reductions for this note issue of $8.3 million begin June 11, 2003.

     Both the note agreements and the bank line of credit require compliance with certain financial and operating covenants and place certain limitations on the Company's investments in land and unconsolidated joint ventures. They also restrict payments of cash dividends and repurchases of common stock by the Company.

     The Company's primary uses of capital are home construction costs and the purchase and development of land. Real estate inventories were approximately $279.3 million or 74.7% of total assets at December 31, 2000 compared to approximately $260.0 million or 76.5% of total assets at December 31, 1999. To assure the future availability of developed lots for next year's operations, from time to time in the normal course of business the Company contracts to purchase a portion of its developed lots from outside developers.
 Total commitments for these purchases were approximately $100.1 million at December 31, 2000. The purchases of these lots are subject to various conditions imposed on both the sellers and the Company. Capital is also used to add and improve equipment used in administering the business and for model home furnishings.

     In 2000, the Company acquired the remaining 50% interest of a joint venture, Trinity Homes, LLC. This transaction gave rise to approximately $4.2 million in goodwill in 2000.

     From time to time, Crossmann enters into joint ventures with other builders and developers, to share risk and to obtain external expertise. Crossmann's investment in and advances to joint ventures decreased to approximately $16.3 million in 2000 from approximately $27.7 million in 1999. This investment declined in 2000 when the remaining equity interest in Trinity Homes, LLC was acquired.

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

INFLATION  AND  EFFECTS  OF  CHANGING  PRICES

     The Company historically has been able to raise sales prices by amounts at least equal to its cost increases and, accordingly, has not experienced any detrimental effect from inflation. However, because the Company sells to a price-conscious consumer, its ability to raise prices is somewhat limited. In 2000, the Company was able to pass along certain price increases effectively. The average selling price of Crossmann's core product increased from approximately $119,500 in 1999 to approximately $125,000 in 2000. Generally, management seeks to optimize volume by keeping homes affordable and to optimize margins thorough careful planning.

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

NEW  ACCOUNTING  PRONOUNCEMENTS

Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for the Company on January 1, 2001. This statement, as amended by SFAS No. 138 and interpreted, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of a foreign currency exposure. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Management has evaluated the requirements of SFAS No. 133 and has determined that the Company has no derivative instruments other than normal purchase and sale contracts. Accordingly, management does not expect that the adoption of this statement will have a significant impact on the Company's consolidated financial position or results from operations.

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

             ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Crossmann Communities, Inc.
                               and Subsidiaries

                  Index to Consolidated Financial Statements










Independent Auditors' Report                                                                                 19
Consolidated Balance Sheets as of December 31, 1999 and 2000                                                 20
Consolidated Statements of Income for the Years Ended December 31, 1998, 1999, and 2000                      21
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1998, 1999, and    2000
                                                                                                             22
Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1999, and 2000                  23
Notes to Consolidated Financial Statements                                                                24-31



























INDEPENDENT  AUDITORS'  REPORT

To the Board of Directors and Stockholders of Crossmann Communities, Inc.
Indianapolis,  Indiana

We have audited the accompanying consolidated balance sheets of Crossmann Communities, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial
statements    based  on  our  audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



DELOITTE  &  TOUCHE  LLP
Indianapolis,  Indiana

March  2,  2001

















                          Crossmann Communities, Inc
                               and Subsidiaries

                         Consolidated Balance Sheets

                       as of December 31, 1999 and 2000





                                                          1999          2000
                                                  ------------  ------------
ASSETS
   Cash and cash equivalents                      $ 13,635,911  $ 17,442,680
   Retainages                                        1,198,342     1,257,188
   Real estate inventories                         259,995,959   279,312,701
   Furniture and equipment, net                      4,753,141     4,607,689
   Investments in joint ventures                    27,669,884    16,336,641
   Goodwill, net                                    17,597,512    19,839,154
   Other assets                                     15,024,356    35,107,053
                                                  ------------  ------------
Total assets                                      $339,875,105  $373,903,106
                                                  ============  ============


LIABILITIES AND SHAREHOLDERS' EQUITY
   Accounts payable                               $ 22,335,253  $  9,459,979
   Accrued expenses and other liabilities            9,101,392    15,446,987
   Notes payable                                   119,959,088   141,286,510
                                                  ------------  ------------
Total liabilities                                  151,395,733   166,193,476

Commitments and contingencies

Shareholders' equity:
   Preferred shares, without par value:
      Authorized shares - 10,000,000
      No shares issued and outstanding
   Common shares, without par value:
      Authorized shares - 30,000,000
      Issued and outstanding shares - 11,469,086
         at December 31, 1999
      Issued and outstanding shares - 10,457,922
         at December 31, 2000                       63,616,282    47,067,554
   Retained earnings                               124,863,090   160,642,076
                                                  ------------  ------------
Total shareholders' equity                         188,479,372   207,709,630
                                                  ------------  ------------
Total liabilities and shareholders' equity        $339,875,105  $373,903,106
                                                  ============  ============

See  accompanying  notes.








                                   Crossmann Communities, Inc.
                                         and Subsidiaries

                                Consolidated Statements of Income

                       for the Years Ended December 31, 1998, 1999 and 2000



                                                               1998           1999           2000
                                                       -------------  -------------  -------------

Sales of residential real estate                       $421,925,742   $609,319,345   $621,037,646
Cost of residential real estate sold                    332,119,887    485,086,158    499,671,386
                                                       -------------  -------------  -------------
Gross profit                                             89,805,855    124,233,187    121,366,260

Selling, general and administrative expenses             45,749,445     62,010,118     65,607,310
                                                       -------------  -------------  -------------
Income from operations                                   44,056,410     62,223,069     55,758,950

Other income, net                                         6,869,524      5,725,972      4,983,186
Interest expense                                         (1,319,920)    (2,255,019)    (2,362,337)
                                                       -------------  -------------  -------------
                                                          5,549,604      3,470,953      2,620,849
                                                       -------------  -------------  -------------
Income before income taxes                               49,606,014     65,694,022     58,379,799
Income taxes                                             19,734,278     25,956,910     22,600,813
                                                       -------------  -------------  -------------
Net income                                             $ 29,871,736   $ 39,737,112   $ 35,778,986
                                                       =============  =============  =============

Net income per common share:
 Basic                                                 $       2.63   $       3.44   $       3.33
                                                       =============  =============  =============
 Diluted                                               $       2.57   $       3.40   $       3.28
                                                       =============  =============  =============

Weighted average number of common shares outstanding:
  Basic                                                  11,341,645     11,553,288     10,731,966
                                                       =============  =============  =============
  Diluted                                                11,607,944     11,698,479     10,907,457
                                                       =============  =============  =============

See  accompanying  notes.







                              Crossmann Communities, Inc.
                                   and Subsidiaries

                              Consolidated Statements of
                                 Shareholders' Equity

                 for the Years Ended December 31, 1998, 1999 and 2000




                                Common       Shares         Retained
                                -----------  -------------
                                Shares       Amount         Earnings      Total
                                -----------  -------------  ------------  -------------

Balances at January 1, 1998     11,107,853   $ 55,548,737   $ 55,254,242  $110,802,979
   Net income                                                 29,871,736    29,871,736
   Issuance of common shares       435,919      9,605,973                    9,605,973
                                -----------  -------------                -------------
Balances at December 31, 1998   11,543,772     65,154,710     85,125,978   150,280,688
   Net income                                                 39,737,112    39,737,112
   Repurchase of common shares    (182,500)    (2,921,982)                  (2,921,982)
   Issuance of common shares       107,814      1,383,554                    1,383,554
                                -----------  -------------                -------------
Balances at December 31, 1999   11,469,086     63,616,282    124,863,090   188,479,372
   Net income                                                 35,778,986    35,778,986
   Repurchase of common shares  (1,100,500)   (17,327,666)                 (17,327,666)
   Issuance of common shares        89,336        778,938                      778,938
                                -----------  -------------                -------------
 Balances at December 31, 2000  10,457,922   $ 47,067,554   $160,642,076  $207,709,630
                                ===========  =============  ============  =============


See  accompanying  notes.















                                    Crossmann Communities, Inc.
                                          and Subsidiaries
                               Consolidated Statements of Cash Flows

            for the Years Ended December 31, 1998, 1999 and 2000 (See Notes 7, 8 and 9)



                                                               1998            1999            2000



OPERATING ACTIVITIES:
Net income                                            $  29,871,736   $  39,737,112   $  35,778,986
Adjustments to reconcile net income to net

   cash provided by (used in) operating activities:
      Depreciation                                          999,519         662,871       2,082,103
      Amortization                                          494,990         543,987       1,995,607
      Equity in earnings of affiliates                   (2,866,700)     (3,645,100)     (1,438,500)
      Deferred income taxes                                (302,188)            -0-        (852,373)
      Cash provided (used) by changes in:

         Retainages                                        (228,851)        (82,725)        (58,846)
         Real estate inventories                        (38,736,025)    (37,026,268)     35,972,471
         Other assets                                    (3,106,812)     (1,321,810)    (16,846,102)
         Accounts payable                                 3,278,609       1,079,738     (25,476,868)
         Accrued expenses and other liabilities           4,129,563      (3,069,587)      3,829,193
                                                      --------------  --------------  --------------
Net cash provided by (used in) operating activities      (6,466,159)     (3,121,782)     34,985,671

INVESTING ACTIVITIES:
Purchases of furniture and equipment                     (1,307,119)     (1,307,871)       (365,408)
Investments in joint ventures                            (5,604,524)     (6,303,906)     (2,051,706)
Business acquisitions, net of cash acquired              (9,669,888)     (4,363,760)     (5,454,482)
                                                      --------------  --------------  --------------
Net cash used in investing activities                   (16,581,531)    (11,975,537)     (7,871,596)

FINANCING ACTIVITIES:
Proceeds from bank borrowings                           198,603,946     256,011,879     227,435,875
Principal payments on bank borrowings                  (211,489,000)   (239,733,000)   (231,351,875)
Payments on notes and long-term debt                     (2,893,467)     (4,018,677)     (2,842,578)
Proceeds from issue of senior notes                      50,000,000             -0-             -0-
Repurchase of common shares                                     -0-      (2,921,382)    (17,327,666)
Net proceeds from sale of common shares                   1,311,529       1,383,554         778,938
                                                      --------------  --------------  --------------
Net cash provided by (used in) financing activities      35,533,008      10,721,774     (23,307,306)

Net increase (decrease) in cash and cash equivalents     12,485,318      (4,375,545)      3,806,769
Cash and cash equivalents at beginning of year            5,526,138      18,011,456      13,635,911
                                                      --------------  --------------  --------------
Cash and cash equivalents at end of year              $  18,011,456   $  13,635,911   $  17,442,680
                                                      ==============  ==============  ==============


See  accompanying  notes.








                         Crossmann Communities, Inc.
                               and Subsidiaries

                  Notes to Consolidated Financial Statements

             for the Years Ended December 31, 1998, 1999 and 2000


1.                    BASIS  OF  PRESENTATION

Crossmann  Communities,  Inc.  ("Crossmann"  or  the  "Company")  is  engaged primarily  in  the  development,  construction,  marketing  and  sale  of  new single-family homes for first time and first move-up buyers. The Company also acquires and develops land for construction of such homes and originates mortgage loans for the buyers. The Company operates in Indianapolis, Ft. Wayne, Lafayette, and Southern Indiana; Cincinnati, Columbus and Dayton, Ohio; Lexington, Kentucky; Memphis, Tennessee; Charlotte and Raleigh, North Carolina; and Myrtle Beach, South Carolina. During 2000, Crossmann closed its operations in Louisville, Kentucky and Nashville, Tennessee.

2.                  SIGNIFICANT  ACCOUNTING  POLICIES

Principles  of  Consolidation.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company also owns 50% interests in certain unconsolidated joint ventures, which are accounted for using the equity method. Effective October 1, 2000, Crossmann acquired the remaining 50% interest in one of its joint ventures, Trinity Homes, LLC ("Trinity"). Prior to this date, the Company recorded its 50% share of Trinity earnings in other income.

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

Goodwill
Goodwill is amortized over twenty years using the straight-line method, subject to an ongoing analysis of impairment. Accumulated amortization was approximately $2,074,400 and $3,061,500 at December 31, 1999 and 2000,
respectively.

Furniture  and  Equipment
Furniture and equipment are stated at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the respective assets ranging from 5 to 39 years. Accumulated depreciation is approximately $3,996,200 and $6,078,300 at December 31, 1999 and 2000,
respectively.      Repairs  and  maintenance  costs  are expensed as incurred.

Revenue  Recognition
Revenue is recognized upon a formal closing and as title to the property transfers to the buyer.

New  Accounting  Pronouncements
Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for the Company on January 1, 2001. This statement, as amended by SFAS No. 138 and interpreted, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of a foreign currency exposure. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Management has evaluated the requirements of SFAS No. 133 and has determined that the Company has no derivative instruments other than normal purchase and sale contracts. Accordingly, management does not expect that the adoption of this statement will have a significant impact on the Company's consolidated financial position or results from operations.

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

Debt with variable interest rates is recorded at carrying amounts which approximate the fair value based on discounted future cash flows. The fair value of senior notes payable due December 2004 and due June 2008 totals approximately $10,900,000 and $47,900,000, respectively, at December 31, 2000.

4.                  REAL  ESTATE  INVENTORIES


Real  estate  inventories  at  December  31  consist  of:



                                              1999          2000
                                      ------------  ------------

Residential homes under construction  $117,280,516  $117,399,498
Land held for future development        49,085,157    64,604,096
Land under development                  45,712,631    50,578,935
Purchased developed lots                31,995,716    32,826,664
Homes held for resale                    4,187,270     3,910,940
Model homes                             11,734,669     9,992,568
                                      ------------  ------------
                                      $259,995,959  $279,312,701
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


5.                    INVESTMENTS  IN  UNCONSOLIDATED  JOINT  VENTURES

The Company has entered into joint ventures with various real estate developers and owns 50% or less in each venture. The joint ventures are accounted for using the equity method. Aggregated condensed financial information for unconsolidated joint ventures is as follows:






                     1998          1999         2000
             ------------  ------------  -----------

Revenue      $101,829,142  $126,940,421  $20,362,027
Expenses       94,867,827   117,539,265   18,233,979
             ------------  ------------  -----------
Net income   $  6,961,315  $  9,401,156  $ 2,128,048
             ============  ============  ===========

Assets       $ 63,358,541  $ 92,882,531  $63,657,068
Liabilities    48,716,614    73,817,315   49,178,071
             ------------  ------------  -----------
Equity       $ 14,641,927  $ 19,065,216  $14,478,997
             ============  ============  ===========


At December 31, 1999 and 2000, assets of joint ventures, excluding Trinity in 2000, consisted primarily of developed lots, land under development and land held for future development. Revenue consisted primarily of single-family home and residential lot sales. Land joint ventures provided $6,525,180, $6,022,340 and $14,557,550 in lots to the Company in 1998, 1999 and 2000 respectively. Investments in land joint ventures include accounts receivable from the joint ventures of $6,957,448 and $9,106,601 in 1999 and 2000, respectively.

At December 31, 1999, the Trinity joint venture assets consisted primarily of residential homes under construction. For the years ended December 31, 1998 and 1999, and for the nine-month period ended October 1, 2000, this joint venture provided approximately $2,866,700, $3,645,100 and $1,438,500 in other income to the Company, respectively. Investments in joint ventures at December 31, 1999 includes $11,009,196 in notes receivable from this joint venture.

6.                    OTHER  ASSETS


Other  assets  at  December  31  consist  of:



                                  1999         2000
                           -----------  -----------

Lot deposits               $ 5,892,037  $ 8,830,458
Mortgage notes receivable    1,286,099    9,482,463
Model homes, financed              -0-    6,632,481
Other                        7,846,220   10,161,651
                           -----------  -----------
                           $15,024,356  $35,107,053
                           ===========  ===========



In  2000,  the  Company  financed  model homes for approximately $6,632,500 at
approximately  1%  interest  payable  monthly.    The  corresponding  finance
obligation  is  included  in  other  liabilities.

7.                    CREDIT  ARRANGEMENTS


Notes  payable  consists  of  the  following  at  December  31:



                                                                             1999          2000
Line of credit with banks, maximum $135,000,000, with interest payable on funds committed for fixed periods at LIBOR (ranging from
6.70% to 6.73% at December 31, 2000) plus 1.3% through 1.6% and
on floating funds at the banks' prime rate (9.50% at December 31,    $ 56,000,000  $ 80,170,000
2000) maturing in March 2002.
Senior notes payable, due December 2004 with annual principal
payments of $2,777,777, and  quarterly interest payments at 7.625%.    13,888,888    11,111,110
Senior notes payable, due June 11, 2008 with annual principal payments of $8,333,334 beginning June 2003, and quarterly interest
payments at 7.75%.                                                     50,000,000    50,000,000
Other                                                                      70,200         5,400
                                                                     ------------  ------------
                                                                     $119,959,088  $141,286,510
                                                                     ============  ============



The senior notes and line of credit agreements require a minimum current ratio, a minimum fixed charge coverage ratio, a maximum ratio of debt to tangible capital base, a maximum ratio of land to equity, and a maximum ratio of debt to a borrowing base derived from inventory levels. The senior note due 2004 requires a premium in the event of pre-payment. Additionally, both credit agreements limit investment in unconsolidated joint ventures, payments of cash dividends, and require express written consent of the lenders for certain transactions.

Interest capitalized during real estate development and construction was $4,704,200, $7,591,000, and $8,307,400 for 1998, 1999, and 2000, respectively.

Interest paid, including amounts capitalized, was approximately $6,053,000, $9,846,000 and $10,669,800 in 1998, 1999, and 2000, respectively. The weighted average interest rate on outstanding borrowings was 8.1% at December 31, 2000.



Scheduled maturities of notes payable for each of the five years and thereafter as of December 31, 2000 are as follows:



2001        $  2,783,178
2002          82,947,778
2003           2,777,778
2004          11,111,110
2005           8,333,334
Thereafter    33,333,332
            ------------

            $141,286,510
            ============



8.                  SHAREHOLDERS'  EQUITY

The Company has authorized 10,000,000 preferred shares which remain unissued at December 31, 2000. The Board of Directors of the Company has not yet determined the preferences, qualifications, relative voting or other rights of the authorized preferred shares.

On October 7, 1999, Crossmann's Board of Directors authorized the repurchase of up to 15% of its outstanding shares (1,740,357 shares out of 11,602,382 shares then outstanding). As of December 31, 2000, 1,283,000 shares had been repurchased and retired pursuant to this plan, at an average price of $15.78 per share.

The Company has incentive share option plans for employees and directors pursuant to which 1,237,500 common shares are reserved. The options were issued at market prices on the grant date, became exercisable on the grant date or in some cases three years from the grant date, and expire ten years after the grant date. As of December 31, 2000, options outstanding had exercise prices between $5.17 and $30.38 and a weighted average remaining contractual life of 6.7 years.





                      1998                               1998     1999                               1999     2000
                   --------  --------------------------------  --------  --------------------------------  --------
                             Weighted Average Exercise Price             Weighted Average Exercise Price

                   Shares                                      Shares                                      Shares

Beginning Balance  377,700   $                           9.96  501,630   $                          16.33  466,749
Options granted    206,250                              25.22   98,970                              24.92   72,000
Options exercised  (80,720)                              9.14  (58,601)                             11.97  (72,605)
Options forfeited   (1,600)                             22.63  (75,250)                             26.65  (57,750)
                   --------  --------------------------------  --------  --------------------------------  --------
Ending Balance     501,630   $                          16.33  466,749   $                          17.04  408,394
                   ========  ================================  ========  ================================  ========
Exercisable        501,630   $                          16.33  466,749   $                          17.04  408,394
                   ========  ================================  ========  ================================  ========



                                               2000
                   --------------------------------
                   Weighted Average Exercise Price



Beginning Balance  $                          17.04
Options granted                               15.50
Options exercised                              7.39
Options forfeited                             23.45
                   --------------------------------
Ending Balance     $                          17.57
                   ================================
Exercisable        $                          17.57
                   ================================



The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for the option plans. No compensation cost has been recognized for the plans because the stock option price is equal to fair value at the grant date. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's pro forma net income and basic and diluted net income per share for the years ended December 31, 1998, 1999 and 2000 would be as follows:






                                      1998         1999         2000
                               -----------  -----------  -----------
Net income:
      As reported              $29,871,736  $39,737,112  $35,778,986
      Pro forma                 28,519,836   39,176,859   35,489,811
Basic net income per share:
      As reported                     2.63         3.44         3.33
      Pro forma                       2.51         3.39         3.31
Diluted net income per share:
      As reported                     2.57         3.40         3.28
      Pro forma                       2.46         3.35         3.25



The fair value of the option grants are estimated on the date of grant using an option pricing model with the following assumptions: no dividend yield, risk-free interest rates ranging from approximately 4.5% to 7.0%, volatility ranging from approximately 38 to 45 and expected lives ranging from five to ten years. The pro forma amounts are not representative of the effects on reported net income for future years.



The following is a reconciliation of the weighted average common shares for the basic and diluted net income per share computations for the years ended
December  31:



                                        1998        1999        2000
                                  ----------  ----------  ----------
Weighted average common shares    11,341,645  11,553,288  10,731,966
Dilutive effect of stock options     266,299     145,191     175,491
                                  ----------  ----------  ----------
Weighted average common shares
   and incremental shares         11,607,944  11,698,479  10,907,457
                                  ==========  ==========  ==========


9.                    INCOME  TAXES


The  reconciliation  of  income taxes computed at the U.S. federal statutory tax rate to  income  tax  expense  for  the  years  ended  December  31:



                                                       1998         1999         2000
                                                -----------  -----------  -----------

Tax at U.S. statutory rate                      $17,362,105  $22,992,908  $20,432,930
State income taxes, net of federal tax benefit    2,372,173    3,054,002    2,167,883
                                                -----------  -----------  -----------
                                                $19,734,278  $25,956,910  $22,600,813
                                                ===========  ===========  ===========







The following is a summary of the components of the provision for income taxes for the years ended December 31:



                             1998          1999         2000
                      ------------  -----------  ------------
Current tax expense:
   Federal            $16,218,343   $21,827,556  $19,242,403
   State                3,818,123     4,129,354    4,210,783
                      ------------  -----------  ------------
                       20,036,466    25,956,910   23,453,186
Deferred tax benefit     (302,188)          -0-     (852,373)
                      ------------  -----------  ------------
                      $19,734,278   $25,956,910  $22,600,813
                      ============  ===========  ============



Income  taxes  paid were $14,860,000, $26,297,000 and $22,455,000 during 1998,
1999  and  2000,  respectively.

Total deferred tax assets (primarily related to warranty reserves and other non-deductible accruals) are approximately $2,009,000 and $1,334,000 at December 31, 2000 and 1999, respectively. Total deferred tax liabilities (primarily related to acquisition basis differences) are approximately
$1,601,000  and  $1,778,000  at  December  31,  2000  and  1999, respectively.

10.                    RELATED  PARTY  TRANSACTIONS

Office    space at the Company's headquarters is leased from a related party.
During  1998,  1999  and  2000  approximately $294,600, $382,800 and $382,800, respectively,  in  rental  payments  were  made  to  related  parties.

11.                  LEASES

The Company leases office and warehouse space, vehicles and office equipment pursuant to operating lease agreements expiring on various dates through October 2012. Rent expense was approximately $603,600, $1,018,500 and $1,285,900 for 1998, 1999 and 2000, respectively. Annual minimum payments to be made to a related party incorporated in the amounts below range from approximately $457,800 in 2001 to $190,700 in 2004.



Annual minimum operating lease payments due as of December 31, 2000 are as follows:



2001  $1,629,251
2002   1,280,149
2003   1,129,769
2004     682,823
2005     392,293
      ----------
      $5,114,285
      ==========


12.                    EMPLOYEE  BENEFITS

The  Company's    defined  contribution savings plan covers substantially all employees of the Company. Participants are allowed to make nonforfeitable contributions up to limits established by the Internal Revenue Code. The plan also permits investments by employees in the Company's common shares. In 1998, 1999 and 2000 the Company matched in cash 50% of the first 6% of compensation contributed by each participant, totaling $215,900 and $331,600 and $365,000 respectively. On December 31, 1998, 1999 and 2000, the Company declared discretionary profit sharing contributions of approximately $773,700, $871,300 and $771,400 respectively, payable in the Company's common shares.



13.                    QUARTERLY  FINANCIAL  INFORMATION  (UNAUDITED)





                                1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
                               ------------  ------------  ------------  ------------
2000:
Net Sales                      $106,525,968  $153,687,292  $148,769,374  $212,055,012
Gross Profit                     21,354,222    30,732,998    30,242,076    39,036,964
Income from operations            7,016,469    15,555,893    15,100,409    18,086,179
Net income                        4,544,960     9,338,075    10,612,237    11,283,714
Net income per share, basic            0.40          0.87          1.01          1.09
Net income per share, diluted          0.39          0.85          1.00          1.07

1999:
Net Sales                      $ 90,416,073  $136,241,679  $170,990,809  $211,670,784
Gross Profit                     18,099,783    27,920,466    35,377,892    42,835,046
Income from operations            6,633,478    13,500,642    19,283,114    22,805,835
Net income                        4,034,322     8,838,252    12,641,543    14,222,995
Net income per share, basic            0.35          0.76          1.09          1.24
Net income per share, diluted          0.34          0.75          1.09          1.23

Note:  Earnings  per  share  are  computed independently for each quarter presented.
Therefore,  the  sum  of quarterly per  share amounts may not equal the total for the year.


14.            BUSINESS  ACQUISITIONS

Crossmann acquired the remaining 50% interest in Trinity, effective October 1, 2000. Crossmann paid approximately $7,600,000 in cash, and assumed debt and other liabilities of approximately $42,800,000. Cost in excess of the fair value of the net assets acquired of approximately $4,200,000 was recorded as goodwill. The unaudited pro forma results of operations as if the acquisition occurred on January 1, 1999 are presented below. These pro forma results are not necessarily indicative of the actual results of operations that would have occurred.





                               1999          2000
                       Unaudited     Unaudited
                       Pro Forma     Pro Forma
                       ------------  ------------
Sales                  $724,676,286  $707,428,060
Other income           $  2,220,817  $  3,674,529
Net income             $ 42,258,137  $ 36,137,913

Net income per share:
Basic                  $       3.66  $       3.37
Diluted                $       3.61  $       3.31



In 1998, the Company acquired two homebuilders for approximately $13,850,000 in cash and notes and 311,938 shares of the Company's common stock. The transactions were accounted for as purchases. Cost in excess of fair value of approximately $10,900,000 was recorded as goodwill. In June 1999, the Company acquired one homebuilder for approximately $11,800,000 in cash, assumed notes and other assumed liabilities. The transaction was accounted for as a purchase. Cost in excess of the fair value of net assets acquired of approximately $2,871,000 was recorded as goodwill. The pro forma effects of these acquisitions on results of operations are not presented as they are not considered material.

15.          COMMITMENTS  AND  CONTINGENCIES

To assure the future availability of various developed lots, in the normal course of business, the Company has contracted to purchase developed lots. Total commitments for these purchases were approximately $100.1 million at December 31, 2000. The purchase of these lots is subject to various conditions imposed on both the sellers and the Company.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.






















                                   PART III

ITEM  10.    DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  COMPANY

The information required by this Item is contained in the sections captioned "Election of Directors" and "Section 16(A) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2001 (the "Proxy Statement"), and is incorporated herein by reference. Information with respect to Executive Officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Part I, Item 1 of this report.


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



Exhibit
Number   Description of Exhibit
3.1      Amended and restated Articles of Incorporation of Crossmann Communities, Inc.
         (Incorporated by reference to Exhibit 3.1 to Form S-1 Registration Statement No.
                                                                                   33-68396.)
3.2      Bylaws of Crossmann Communities, Inc.  (Incorporated by reference to Exhibit 3.2 to Form S-1 Registration Statement No. 33-68396.)
4.1      Specimen Share Certificate for Common Shares.  (Incorporated by reference to
         Exhibit 2.9 to Form S-1 Registration Statement No. 33-68396.)
10.1     1993 Outside Director Stock Option Plan.  (Incorporated by reference to Exhibit
         10.2 to Form S-1 Registration Statement No. 33-68396.)
10.2     1993 Employee Stock Option Plan.  (Incorporated by reference to Exhibit 10.3 to
         Form S-1 Registration Statement No. 33-68396.)
10.3     Partnership Agreement of Mark Anthony Partnership, dated April 17, 1991.
         (Incorporated by reference to Exhibit 10.6 to Form S-1 Registration Statement No.
                                                                                   33-68396.)
10.4     Non-standardized Joinder Agreement for McCready and Keene, Inc. 401(k) Basic
         Regional Prototype Plan (with Revised Options) for Crossmann Communities, Inc.
         (Incorporated by reference to Exhibit 10.26 to Form 10-Q dated May 10, 1995.)
10.5     McCready and Keene, Inc. 401(k) Basic Regional Prototype Plan Basic Plan
         Document #03.  (Incorporated by reference to Exhibit 10.27 to Form 10-Q dated
         May 10, 1995.)
10.6     Trust Agreement for Crossmann Communities, Inc. 401(k) Profit Sharing Plan, by
         and between Crossmann Communities, Inc. and Richard H. Crosser, John
         Scheumann, and Jennifer Holihen, Trustees.  (Incorporated by reference to Exhibit
         10.28 to Form 10-Q dated May 10, 1995.)
10.7     Note Agreement dated as of December 19, 1995, $25,000,000 7.625% Senior Notes
         due December 19, 2004, by Crossmann Communities, Inc., et al.  (Incorporated by
         reference to Exhibit 10.37 to Form 10-K dated March 20, 1996.)
10.8     7.625% Senior Note due December 19, 2004, issued to Combined Insurance
         Company of America by Crossmann Communities, Inc. et al.  (Incorporated by
         reference to Exhibit 10.38 to Form 10-K dated March 20, 1996.)
10.9     7.625% Senior Note due December 19, 2004, issued to The Minnesota Mutual Life
         Insurance Company by Crossmann Communities, Inc. et al.  (Incorporated by
         reference to Exhibit 10.39 to Form 10-K dated March 20, 1996.)
10.10    Employee Stock Option Agreement, dated March 13, 1996 by and between
         Crossmann Communities, Inc. and Jennifer A. Holihen.  (Incorporated by reference to Exhibit 10.47 to Form 10-K dated March 24, 1998.)
10.11    Employee Stock Option Agreement, dated February 18, 1997 by and between
         Crossmann Communities, Inc. and Jennifer A. Holihen.  (Incorporated by reference to Exhibit 10.48 to Form 10-K dated March 24, 1998.)
10.12    Amended and Restated Operating Agreement for Trinity Homes, LLC dated
         October 17, 1997, by and among Crossmann Communities, Inc., Trinity Homes,
         Inc., and Pyramid Mortgage Co., Inc.  (Incorporated by reference to Exhibit 10.50to
         Form 10-K dated March 24, 1998.)
10.13    Agreement and Plan of Merger, dated May 29, 1998 by and among Crossmann
         Communities, Inc., Crossmann Communities of North Carolina, Inc., Pinehurst
         Builders, Inc., Buck Creek Development, Inc., CTS Communications, Inc., Beach
         Vacations, Inc., James T. Callihan, Ralph R. Teal, Jr., Jeffrey H. Skelley, and H.
         Gilford Edwards.  (Incorporated reference to Exhibit 10.49 to Form 10-Q dated
         August 14, 1998.)
10.14    Purchase agreement dated May 29,1998, by and between Crossmann Communities of North Carolina, Inc., True Blue Development, LLC, and James T. Callihan,
         Ralph R. Teal, Jr., Jeffrey H. Skelley, Charles D. Floyd and Ralph Jones.
         (Incorporated by reference to Exhibit 10.50 to Form 10-Q dated August 14, 1998.)
10.15    Agreement and Plan of Merger, dated May 29, 1998, by and among Crossmann
         Communities, Inc., Crossmann Communities of North Carolina, Inc., River Oaks
         Golf Development Corporation and James T. Callihan, Ralph R. Teal, Jr., Jeffrey
         H. Skelley, Charles D. Floyd and Ralph C. Jones.  (Incorporated by reference to
         Exhibit 10.51 to Form 10-Q dated August 14, 1998.)
10.16    Employee Stock Option Agreement, dated March 5, 1998 by and between
         Crossmann Communities, Inc. and Jennifer A. Holihen.  (Incorporated by reference to Exhibit 10.24 to Form 10-K dated March 23, 1999.)
10.17    Director Stock Option Agreement, dated March 5, 1998 by and between Crossmann
         Communities, Inc. and James C. Shook.  (Incorporated by reference to Exhibit
         10.25 to Form 10-K dated March 23, 1999.)
10.18    Director Stock Option Agreement, dated March 5, 1998 by and between Crossmann
         Communities, Inc. and Larry S. Wechter.  (Incorporated by reference to Exhibit
         1026 to Form 10-K dated March 23, 1999.)
10.19    Director Stock Option Agreement, dated January 4, 1999 by and between
         Crossmann Communities, Inc. and James C. Shook.  (Incorporated by reference to
         Exhibit 10.19 to Form 10-K dated March 29, 2000.)
10.20    Director Stock Option Agreement, dated January 4, 1999 by and between
         Crossmann Communities, Inc. and Larry S. Wechter.  (Incorporated by reference to Exhibit 10.20 to Form 10-K dated March 29, 2000.)
10.21    Membership Interest Purchase Agreement, dated October 20, 2000, by and among
         Crossmann Communities Partnership, Trinity Hones, Inc., and Pyramid Mortgage
         Co., Inc.  (Incorporated by reference to Exhibit 10.52 to Form 10-Q dated
         November 14, 2000.)
10.22    Membership Interest Purchase Agreement, dated October 20, 2000, by and among
         Crossmann Communities Partnership, John E. McKenzie, James D. McKenzie, and
         Mark W. Thune.  (Incorporated by reference to Exhibit 10.53 to Form 10-Q dated
         November 14, 2000.)
10.23    Employment Agreement dated October 20, 2000, by and among Trinity Homes,
         LLC, Crossmann Communities, Inc. and John E. McKenzie.  (Incorporated by
         reference to Exhibit 10.54 to Form 10-Q dated November 14, 2000.)
10.24    Employeement Agreement dated October 20, 2000, by and among Trinity Homes,
         LLC, Crossmann Communities, Inc. and James D. McKenzie.  (Incorporated by
         reference to Exhibit 10.55 to Form 10-Q dated November 14, 2000.)
10.25    Fourth Amendment to Amended and Restated Credit Agreement, dated October 20,
         2000 among Crossmann Communities, Inc. and Bank One, Indiana, NA (As
         "Agent") and the Lenders Party Thereto.  (Incorporated by reference to Exhibit
         10.51 to Form 10-Q dated November 14, 2000.)
19.1     Lease by and between Pinnacle Properties LLC ("Landlord") and Crossmann
         Communities, Inc. ("Tenant"), 9202 North Meridian Street, Suite 300,
         Indianapolis, Indiana 46260, executed April 18, 1994.  (Incorporated by references as Exhibit 19.1 to Form 10-Q filed with the Securities and Exchange Commission
         August 12, 1994.)
21.1     Amended subsidiaries of the registrant.
23.1     Consent of Deloitte & Touche LLP.





                                  SIGNATURES



     Pursuant to the requirements of Section 12 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CROSSMANN  COMMUNITIES,  INC.


                              By  /s/  John  B.  Scheumann
                                  John  B.  Scheumann
                                  Chairman  and  Chief  Executive  Officer




Dated:  March  5,  2001




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.




SIGNATURE               TITLE                                    DATE
----------------------  ---------------------------------------  -------------

/S/JOHN B. SCHEUMANN    CHAIRMAN OF THE BOARD OF DIRECTORS;      MARCH 5, 2001
----------------------
JOHN B. SCHEUMANN       CHIEF EXECUTIVE OFFICER
/S/RICHARD H. CROSSER   VICE CHAIRMAN OF THE BOARD OF DIRECTORS  MARCH 5, 2001
----------------------
RICHARD H. CROSSER
/S/JENNIFER A. HOLIHEN  DIRECTOR; CHIEF FINANCIAL OFFICER;       MARCH 5, 2001
----------------------
JENNIFER A. HOLIHEN     TREASURER; SECRETARY
/S/JAMES C. SHOOK       DIRECTOR                                 MARCH 5, 2001
----------------------
JAMES C. SHOOK
/S/LARRY S. WECHTER     DIRECTOR                                 MARCH 5, 2001
----------------------
LARRY S. WECHTER


















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
11.          abPinehurst  Builders,  LLC
12.          abTrinity  Homes,  LLC














Exhibit  23.1



INDEPENDENT  AUDITORS'  CONSENT

We consent to the incorporation by reference in Registration Nos. 33-94568, 333-2626, and 333-4980 on Forms S-8 each of Crossmann Communities, Inc. of our report dated March 2, 2001, appearing in the Annual Report on Form 10-K of Crossmann Communities, Inc. for the year ended December 31, 2000.




DELOITTE  &  TOUCHE  LLP
Indianapolis,  Indiana

March  2,  2001