Form 10-Q
period 2001-03-31
CROSSMANN COMMUNITIES INC
filed 2001-05-15
CIK 911644

Securities and Exchange Commission
                              Washington D.C. 20549

                                    FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 2001.

[   ]     Transition  Report  Pursuant to Section 13 or 15 (d) of the Securities
          Exchange Act of 1934 For the Transition Period From _______________ to
          ________________.

Commission file number  0-22562


                           CROSSMANN COMMUNITIES, INC.
                           ---------------------------


            Indiana                                      35-1880120
            -------                                      ----------
     (State of incorporation)                    (I.R.S. Identification No.)

     9210 North Meridian Street
         Indianapolis, IN                                   46260
     --------------------------                             -----
(Address of principal executive offices)                 (Zip Code)

          (317) 843-9514
          --------------
        (Telephone number)


Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:   Yes [ X ]   No [   ]

There were 10,496,246 Common shares outstanding as of May 15, 2001.

                           CROSSMANN COMMUNITIES, INC.
                                    FORM 10-Q

                                      Index


Part I. Financial Information.

     Item 1.   Financial Statements.

               Consolidated balance sheets as of March 31, 2001 (unaudited) and December 31, 2000.

               Consolidated unaudited statements of income for the three months ended March 31, 2001 and 2000.

               Consolidated unaudited statements of cash flows for the three months ended March 31, 2001 and 2000.

               Notes to consolidated unaudited financial statements for the three months ended March 31, 2001 and 2000.

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

     Item 3.   Defaults upon Senior Securities.

     Item 4.   Submission of Matters to a Vote of Security Holders.

     Item 5.   Other Information.

     Item 6.   Exhibits and Reports on Form 8-K.


Signatures.


                               PART I. FINANCIAL INFORMATION.

Item 1.  Financial Statements

                                CROSSMANN COMMUNITIES, INC.
                                      AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS



                                                    March 31, 2001       December 31, 2000
                                                    --------------       -----------------
                                                      (unaudited)

ASSETS
  Cash and cash equivalents                          $  3,469,569          $ 17,442,680
  Retainages                                            2,244,243             1,257,188
  Real estate inventories                             301,792,415           279,312,701
  Furniture and equipment, net                          4,577,654             4,607,689
  Investments in joint ventures                        19,194,851            16,336,641
  Goodwill, net                                        19,568,577            19,839,154
  Other assets                                         30,569,359            35,107,053
                                                     ------------          ------------
Total assets                                         $381,416,668          $373,903,106
                                                     ============          ============


LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable                                   $ 11,139,834          $  9,459,979
  Accrued expenses and other liabilities               15,792,220            15,446,987
  Notes payable                                       142,416,510           141,286,510
                                                     ------------          ------------
Total liabilities                                     169,348,564           166,193,476

Commitments and contingencies

Shareholders' equity:
  Common shares                                        47,122,899            47,067,554
  Retained earnings                                   164,945,205           160,642,076
                                                     ------------          ------------
Total shareholders' equity                            212,068,104           207,709,630
                                                     ------------          ------------
Total liabilities and shareholders' equity           $381,416,668          $373,903,106
                                                     ============          ============

See accompanying notes.


                               CROSSMANN COMMUNITIES, INC.
                                    AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                        Three Months Ended March 31,
                                                     ----------------------------------
                                                         2001                  2000
                                                     ------------          ------------

Sales of residential real estate                     $109,769,566          $106,525,968
Cost of residential real estate sold                   86,783,880            85,171,746
                                                     ------------          ------------
Gross profit                                           22,985,686            21,354,222

Selling, general and
 administrative                                        16,587,761            14,337,753
                                                     ------------          ------------
Income from operations                                  6,397,925             7,016,469

Other income, net                                       1,064,213             1,176,538
Interest expense                                         (500,193)             (650,563)
                                                     ------------          ------------
                                                          564,020               525,975
                                                     ------------          ------------

Income before income taxes                              6,961,945             7,542,444
Income taxes                                            2,658,816             2,997,484
                                                     ------------          ------------
Net income                                           $  4,303,129          $  4,544,960
                                                     ============          ============

Weighted average number of common shares outstanding:
     Basic                                             10,463,438            11,341,195
     Diluted                                           10,655,063            11,515,402
                                                     ============          ============
Net income per common share:
     Basic                                           $        .41          $        .40
     Diluted                                         $        .40          $        .39
                                                     ============          ============

See accompanying notes.



                                Crossmann Communities, Inc.
                                     and Subsidiaries

                     Consolidated Statements of Cash Flows (unaudited)


                                                     Three Months          Three Months
                                                    Ended March 31,       Ended March 31,
                                                     ------------          ------------
                                                         2001                  2000
                                                     ------------          ------------
Operating activities:
Net Income                                           $  4,303,129          $  4,544,960
Adjustments to reconcile net income to net cash
  flows from operating activities:
    Depreciation                                          298,026               277,950
    Amortization                                          270,576               735,754
     Equity in earnings of affiliates                         -0-              (388,300)
    Cash provided (used) by changes in:
      Retainages                                         (987,055)             (689,778)
      Real estate inventories                         (22,479,714)           (9,933,278)
      Other assets                                      4,545,584              (286,668)
      Accounts payable                                  1,679,855            (9,752,690)
      Accrued expenses and other liabilities              337,344              (592,317)
                                                     ------------          ------------
Net cash flows used by operating activities           (12,032,255)          (16,084,367)

Investing activities:
Purchases of furniture and equipment                     (267,991)             (265,477)
Investments in joint ventures                          (2,858,210)              319,812
                                                     ------------          ------------
Net cash provided (used by) investing activities       (3,126,201)               54,335

Financing activities:
Proceeds from bank borrowing                           53,265,000            55,735,000
Principal payments on bank borrowing                  (52,135,000)          (42,390,000)
Payments on notes and long-term debt                          -0-               (19,500)
Repurchase of common shares                                   -0-            (8,058,223)
Net proceeds from sale of common shares                    55,345                75,950
                                                     ------------          ------------
Net cash provided by financing activities               1,185,345             5,343,227
                                                     ------------          ------------

Net decrease in cash and cash equivalents             (13,973,111)          (10,686,805)
Cash and cash equivalents at beginning of period       17,442,680            13,635,911
                                                     ------------          ------------
Cash and cash equivalents at end of period           $  3,469,569          $  2,949,106
                                                     ============          ============

See accompanying notes.

CROSSMANN COMMUNITIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

Crossmann Communities, Inc. ("Crossmann" or the "Company") is engaged primarily in the development, construction, marketing and sale of new single-family homes for first-time and first move-up buyers. The Company also acquires and develops land for construction of such homes and originates mortgage loans for the buyers. The Company operates in Indianapolis, Ft. Wayne, Lafayette and Southern Indiana; Cincinnati, Columbus and Dayton, Ohio; Lexington, Kentucky; Memphis, Tennessee; Charlotte and Raleigh, North Carolina; and in Myrtle Beach, South Carolina.

In October 2000, Crossmann acquired the outstanding 50% of a joint venture, Trinity Homes, LLC ("Trinity"). For the three months ended March 31, 2000, Crossmann's 50% share of Trinity operations appeared in the "Other income" section of the Company's statement of income. In 2001, Trinity's operations are presented in the consolidated financial statements of the Company.

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

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

RESULTS OF OPERATION

Sales for the three months ended March 31, 2001 increased approximately $3.2 million, or 3.0%, over the same period in 2000. Crossmann actually closed fewer homes (793 homes in 2001 compared to 842 in 2000), but selling prices were higher -approximately $138,400 per home for the period in 2001, compared to approximately $126,500 in 2000. The increase in average selling price was a result of 93 closings from Trinity, a new operation in Indianapolis with an average selling price of approximately $226,500. Excluding Trinity, Crossmann's average selling price was approximately $126,700 in 2001 compared to $126,500 in 2000.

Gross profit increased approximately $1.6 million for the three months ended March 31, 2001, over the same period the year before. Gross profit as a percentage of sales was higher in 2001, 20.9% compared to 20.0% in 2000, an improvement due principally to having exited underperforming markets of Louisville, Kentucky and Nashville, Tennessee late in 2000.

Selling, general and administrative expenses increased approximately $2.3 million during the three months ended March 31, 2001 compared to the same period in 2000, due in part to sales commissions on the higher sales and to increased overhead related to the Company's acquisition of Trinity homes. Over all, selling, general and administrative expenses increased as a percentage of sales to 15.1% in 2001 from 13.5% in 2000.

Other income decreased approximately $112,300 for the three months ended March 31, 2001 compared to the same period the year before. In 2000, Trinity's contribution to earnings appeared in "other income" because it was at that time a 50% joint venture accounted for on the equity method. In 2000, Trinity contributed approximately $388,300. In 2001, Trinity's operations were not shown here, but were combined in Crossmann's consolidated statement of income.

Income before income taxes for the three months ended March 31, 2001 decreased approximately $580,500, from approximately $7.5 million in 2000 to $7.0 million in 2001, a decrease of 7.7%. This decline is due principally to increased selling, general and administrative expenses. Income before income taxes as a percentage of sales decreased to 6.3% of sales in 2001 compared to 7.1% in 2000.

Net income was approximately $241,800 lower for the first quarter of 2001 than for the first quarter of 2000, a decline of 5.3%. As a percentage of sales, net income decreased to 3.9 % in the first three months of 2001 from 4.3% in 2000.

CHANGES IN FINANCIAL POSITION

Inventory Real estate inventories increased approximately $22.5 million, or 8.0%, from their December 31, 2000 level. The expansion in inventory reflects heavy building activity on homes in backlog, many of which are expected to close by year end. It also reflects land acquisition and development activity for the year 2001 and beyond.

NOTES PAYABLE

Notes payable increased approximately $1.1 million during the first three months of 2001 as borrowings were used to finance real estate inventories and joint venture investments.

CAPITAL RESOURCES AND LIQUIDITY

At March 31, 2001, the Company had approximately $3.5 million in cash and cash equivalents.

The Company's primary uses of capital are home construction costs and the purchase and development of land. Real estate inventories were approximately $301.8 million, or 79.1% of total assets, at March 31, 2001, compared to $279.3 million or 74.7% of total assets at December 31, 2000. Capital is also used for the addition and improvement of equipment used in administering the business, for model home furnishings, and the Company's share repurchase program.

Cash expenditures are financed with cash from operations and with borrowings on a $135.0 million unsecured line of credit, with Bank One, Indiana, N.A. as agent. The line of credit bears interest at the banks's prime lending rate, but permits portions of the outstanding balance to be committed for fixed periods of time at a rate equal to LIBOR plus 1.45%. The credit facility matures April 1, 2004. At March 31, 2001, $81.3 million was outstanding on this line.

The Company also has approximately $61.1 million in senior notes outstanding. Of this total, $11.1 million is payable through 2004 at a fixed interest rate of 7.625%, payable quarterly. On December 21, 2001, the Company will make a scheduled reduction in the outstanding principal balance of these notes of $2,777,778. Crossmann has an additional $50.0 million in notes outstanding, payable through 2008 at a fixed interest rate of 7.75%, payable quarterly. Annual principal reductions of $8,333,334 begin June 11, 2003. The note agreements and the bank line of credit require compliance with certain financial and operating covenants and place certain limitations on the Company's investments in land and unconsolidated joint ventures. The agreements also restrict payments of cash dividends on the common shares by the Company.

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

Backlog at March 31, 2001 was 3,724 homes with an aggregate sales value of approximately $492.5 million, compared to 2,316 homes with an aggregate sales value of approximately $274.1 million at March 31, 2000. The increase in the number of homes in backlog is approximately 60.8%. Starting backlog was higher, with 2,010 in backlog at January 1, 2001, compared to 1,496 at January 1, 2000. New orders in the first three months of 2001 were higher as well: 2,507 contracts were written in the first three months of 2001 as compared to 1,662 in 2000, an increase of 50.8%.

FUTURE TRENDS

Dramatically higher backlogs at March 31, 2001 will likely give rise to strong closings during the balance of the year. The typical construction time for a Crossmann home is approximately 90 days; but, because of the high number of homes under contract, there can be no assurance as to the quarter in which the homes currently in backlog will close.


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

  10.51 Second Amendment to Credit Agreement, dated March 31, 2000, among Crossmann Communities, Inc. and Bank One, Indiana, N.A. (As "Agent") and the Lenders Party Thereto. (Incorporated by reference to Form 10-Q dated May 15, 2000.)

  10.52 Third Amendment to Credit Agreement, dated June 19, 2000, among Crossmann Communities, Inc. and Bank One, Indiana, N.A. (As "Agent") and the Lenders Party Thereto. (Incorporated by reference to Form 10-Q dated August 11, 2000.)

  10.53 Fourth Amendment to Credit Agreement, dated October 20, 2000, among Crossmann Communities, Inc. and Bank One, Indiana, N.A. (As "Agent) and the Lenders Party Thereto. (Incorporated by reference to Form 10-Q dated November 14, 2000.)

  10.54 Fifth Amendment to Credit Agreement, dated May 4, 2001, among Crossmann Communities, Inc. and Bank One, Indiana, N.A. (As "Agent) and the Lenders Party Thereto.

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

CROSSMANN COMMUNITIES, INC.



/s/ Jennifer A. Holihen
-------------------------------------------
Jennifer A. Holihen
Director, Chief Financial Officer;
Treasurer; Secretary;
(Principal Financial and Accounting Officer)


Dated: May 15, 2001