Form 10-Q
period 2001-06-30
CROSSMANN COMMUNITIES INC
filed 2001-08-14
CIK 911644

Securities and Exchange Commission
                             Washington D.C.  20549

                                  FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 2001.

[   ]  Transition  Report  Pursuant  to Section 13 or 15 (d) of the Securities
       Exchange  Act  of  1934 For  the Transition  Period  From
       _______________  to  ________________.

Commission  file  number  0-22562


                           CROSSMANN COMMUNITIES, INC.
                           ---------------------------


INDIANA                                          35-1880120
-------                                          ----------
(State  of  incorporation)                       (I.R.S. Identification No.)

9210 NORTH MERIDIAN STREET
INDIANAPOLIS,  IN                                46260
-----------------                                -----
(Address  of  principal  executive  offices)     (Zip  Code)

(317)  843-9514
---------------
(Telephone  number)


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



     There were 10,600,144  Common shares outstanding as of August 13, 2001.

                          CROSSMANN COMMUNITIES, INC.
                                    FORM 10-Q

                                      INDEX

Part  I.  Financial  Information.

     Item  1.  Financial  Statements.

               Consolidated balance sheets as of June 30, 2001 (unaudited) and December 31, 2000.

               Consolidated unaudited statements of income for the Three Months Ended June 30, 2001 and 2000, and for the Six Months Ended June 30, 2001 and 2000.

               Consolidated unaudited statements of cash flows for the Six Months Ended June 30, 2001 and 2000.

               Notes to consolidated unaudited financial statements for the Six Months Ended June 30, 2001 and 2000.

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


Signatures.

                         PART I.  FINANCIAL INFORMATION.

ITEM  1.  FINANCIAL  STATEMENTS

                           CROSSMANN COMMUNITIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                             JUNE 30, 2001   DECEMBER 31, 2000
                                            -----------------------------------
                                              (UNAUDITED)
                                            -----------------------------------
ASSETS
  Cash and cash equivalents                 $    19,816,959  $       17,442,680
  Retainages                                      2,106,181           1,257,188
  Real estate inventories                       324,764,910         279,312,701
  Furniture and equipment, net                    4,491,077           4,607,689
  Investments in joint ventures                  20,069,863          16,336,641
  Goodwill, net                                  19,288,801          19,839,154
  Other assets                                   31,900,882          35,107,053
                                            -----------------------------------
Total assets                                $   422,438,673  $      373,903,106
                                            ===================================


LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable                          $    18,487,311  $        9,459,979
  Accrued expenses and other liabilities         18,039,268          15,446,987
  Notes payable                                 160,469,010         141,286,510
                                            -----------------------------------
Total liabilities                               196,995,589         166,193,476

Commitments and contingencies

Shareholders' equity:
  Common shares                                  47,989,003          47,067,554
  Retained earnings                             177,454,081         160,642,076
                                            -----------------------------------
Total shareholders' equity                      225,443,084         207,709,630
                                            -----------------------------------
Total liabilities and shareholders' equity  $   422,438,673  $      373,903,106
                                            ===================================

See  accompanying  notes.

                                   CROSSMANN COMMUNITIES, INC.
                                        AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                      THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                      ----------------------------  ----------------------------
                                          2001           2000           2001           2000
                                      ----------------------------------------------------------
Sales of residential real estate      $197,128,734   $153,687,292   $306,898,300   $260,213,260
Cost of residential real estate sold   155,444,279    122,954,294    242,228,159    208,126,040
                                      ----------------------------------------------------------
Gross profit                            41,684,455     30,732,998     64,670,141     52,087,220

Selling, general and
 administrative                         21,724,057     15,177,105     38,311,817     29,514,858
                                      ----------------------------------------------------------
Income from operations                  19,960,398     15,555,893     26,358,324     22,572,362

Other income, net                        1,640,947        155,988      2,705,160      1,332,526
Interest expense                          (524,935)      (651,087)    (1,025,128)    (1,301,650)
                                      ----------------------------------------------------------
                                         1,116,012       (495,099)     1,680,032         30,876
                                      ----------------------------------------------------------

Income before income taxes              21,076,410     15,060,794     28,038,356     22,603,238
Income taxes                             8,041,561      5,722,719     10,700,377      8,720,203
                                      ----------------------------------------------------------
Net income                            $ 13,034,849   $  9,338,075   $ 17,337,979   $ 13,883,035
                                      ==========================================================

Weighted average number of
 common shares outstanding:
     Basic                              10,496,813     10,758,531     10,479,838     11,049,835
     Diluted                            10,724,611     10,932,379     10,690,695     11,225,659
                                      ==========================================================
Net income per common share:
     Basic                            $       1.24   $        .87   $       1.65   $       1.26
     Diluted                          $       1.22   $        .85   $       1.62   $       1.24
                                      ==========================================================
Cash dividends per common share       $        .05   $        .00   $        .00   $        .00
                                      ==========================================================

See  accompanying  notes.

                             CROSSMANN COMMUNITIES, INC.
                                  AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                     SIX MONTHS        SIX MONTHS
                                                   ENDED JUNE 30,    ENDED JUNE 30,
                                                  ----------------------------------
                                                        2001              2000
                                                  ----------------------------------
OPERATING ACTIVITIES:
Net Income                                        $    17,337,979   $    13,883,035
Adjustments to reconcile net income to net cash
  flows from operating activities:
    Depreciation                                          587,751           561,658
    Amortization                                          550,352           971,111
     Equity in earnings of affiliates                         -0-          (561,690)
    Cash provided (used) by changes in:
      Retainages                                         (848,993)         (277,530)
      Amounts due from related parties                        -0-               -0-
      Real estate inventories                         (45,452,209)      (20,646,852)
      Other assets                                      3,206,172        (7,273,445)
      Accounts payable                                  9,027,332        (1,229,032)
      Accrued expenses and other liabilities            2,592,281           176,024
                                                  ----------------------------------
Net cash flows used by operating activities           (12,999,335)      (14,396,721)

INVESTING ACTIVITIES:
Purchases of furniture and equipment                     (471,139)         (468,593)
Investments in joint ventures                          (3,733,222)        2,277,301
                                                  ----------------------------------
Net cash provided (used by) investing activities       (4,204,361)        1,808,708

FINANCING ACTIVITIES:
Proceeds from bank borrowing                          121,815,000       112,240,000
Principal payments on bank borrowing                 (102,632,500)      (85,635,000)
Payments on notes and long-term debt                          -0-           (39,600)
Dividends paid                                           (525,974)              -0-
Repurchase of common shares                                   -0-       (13,840,810)
Net proceeds from sale of common shares                   921,449           102,290
                                                  ----------------------------------
Net cash provided by financing activities              19,577,975        12,826,880
                                                  ----------------------------------

Net increase in cash and cash equivalents               2,374,279           238,867
Cash and cash equivalents at beginning of period       17,442,680        13,635,911
                                                  ----------------------------------
Cash and cash equivalents at end of period        $    19,816,959   $    13,874,778
                                                  ==================================

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

In October 2000, Crossmann acquired the outstanding 50% of a joint venture, Trinity Homes, LLC ("Trinity"). For the six months ended June 30, 2000, Crossmann's 50% share of Trinity operations appeared in the "Other income" section of the Company's statement of income. In 2001, Trinity's operations are presented in the consolidated financial statements of the Company.

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

THREE  MONTHS  ENDED  JUNE  30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2000.

Results  of  Operation
Sales for the three months ended June 30, 2001 increased approximately $43.4 million, or 28.3%, over the same period in 2000. This increase reflects more homes closed, 1,487 homes in 2001 compared to 1,260 in 2000. Selling prices were higher Sapproximately $132,600 per home for the period in 2001, compared to approximately $122,000 in 2000. The increase resulted principally from the contribution of 127 homes from Trinity, which averaged approximately $234,600 during the quarter.

Gross profit increased approximately $11.0 million for the three months ended June 30, 2001, over the same period the year before. Gross profit as a percentage of sales was 21.1% in 2001 compared to 20.0% in 2000. The gross margin was higher because it did not include the operations of Louisville, Kentucky and Nashville, Tennessee. The Company elected to close its operations in these two cities in 2000 because of their lower operating performance.

Selling, general and administrative expenses increased approximately $6.5 million during the three months ended June 30, 2001 compared to the same period in 2000, due in part to sales commissions on the higher sales. Commissions account for approximately 3.5% of sales. Selling, general and administrative expenses increased as a percentage of sales to 11.0% in 2001 from 9.9% in 2000.

Other income increased approximately $1.5 million for the three months ended June 30, 2001 compared to the same period the year before due to higher earnings of Crossmann's land development joint ventures. In 2000, Trinity's contribution to earnings appeared in "other income" because at that time it was a 50% joint venture accounted for by the equity method. In 2000, Trinity contributed approximately $173,400. In 2001, Trinity's operations were not shown here, but were combined in Crossmann's consolidated statement of income. Interest expense was lower, due to lower prevailing interest rates.

Income before income taxes for the three months ended June 30, 2001 increased approximately $6.0 million from approximately $15.1 million in 2000 to approximately $21.1 million in 2001, an increase of 39.9%. This increase is due principally to higher closing volume and improved gross margins. Income before income taxes as a percentage of sales increased to 10.7% of sales in 2001 compared to 9.8% in 2000.

Net income was approximately $3.7 million higher for the second quarter of 2001 than for the second quarter of 2000, an increase of 39.6%. As a percentage of sales, net income increased to 6.6 % in the second quarter of 2001 from 6.1% in 2000.

SIX  MONTHS  ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

Results  of  Operation
Sales increased approximately $46.7 million, or 17.9%, to approximately $306.9 million for the six months ended June 30, 2001 from approximately $260.2 million for the six months ended June 30, 2000. Sales were higher primarily as a result of increased home closings; 2,280 homes were closed in the six months ended June 30, 2001, compared to 2,102 homes closed during the six months ended June 30,2000. Selling prices were also higher, approximately $134,600 per home for the six months ended June 30, 2001 as compared to approximately $123,800 during the same period in 2000. The average selling price was up due to the contribution of 220 homes from Trinity, averaging approximately $230,100.

Gross profit increased approximately $12.6 million, or 24.2%, to approximately $64.7 million. This represents a gross margin of 21.1% of sales in the first six months of 2001 as compared to 20.0% of sales in the first six months of 2000. The margin improvement in 2001 is due to the closure of underperforming operations in Louisville and Nashville.

Selling, general and administrative expenses increased approximately $8.8 million , or 29.8% , to approximately $38.3 million. This increase is principally increased sales commissions on the higher sales volume. Selling, general and administrative expenses as a percentage of sales increased to 12.5% in the first six months of 2001, compared to 11.3% in the first six months of 2000.

Other income increased approximately $1.4 million for the six months ended June 30, 2001 compared to the same period the year before due to higher earnings from Crossmann's land development joint ventures. In 2000, Trinity's contribution to earnings appeared in "other income" because it was at that time a 50% joint venture accounted for on the equity method. In 2000, Trinity contributed approximately $561,700. In 2001, Trinity's operations were not shown here, but were combined in Crossmann's consolidated statement of income.

Income before income taxes increased approximately $5.4 million, or 24.0%, to approximately $28.0 million. The Company's effective tax rate was 38.2% in the first six months of 2001 as compared to 38.6% in the first six months of 2000. Net income increased approximately $3.5 million, or 24.9%, to approximately $17.3 million. Net income as a percentage of sales increased to 5.7% in 2001, from 5.3% in 2000.

CHANGES  IN  FINANCIAL  POSITION

Inventory
Real estate inventories increased approximately $45.5 million, or 16.3%, from their December 31, 2000 level. The expansion in inventory reflects higher production levels in 2001 compared to 2000 called for by higher orders. Orders for new homes in the first half of 2001 are 4,173, 56.2% higher than the 2,671 orders received during the first half of 2000.

Notes  Payable
Notes payable increased approximately $19.2 million during the first half of 2001 as borrowings were used to finance real estate inventories and joint venture investments.

CAPITAL  RESOURCES  AND  LIQUIDITY

At June 30, 2001, the Company had approximately $19.8 million in cash and cash equivalents.

The Company's primary uses of capital are home construction costs and the purchase and development of land. Real estate inventories were approximately $324.8 million, or 76.9% of total assets, at June 30, 2001, compared to $279.3 million or 74.7% of total assets at December 31, 2000. Capital is also used for the addition and improvement of equipment used in administering the business, for model home furnishings, and the Company's share repurchase program.

On June 5, 2001, the Company's Board of Directors declared its first ever dividend of $.05 per common share, payable to shareholders of record on June 29, 2001. On June 29, 2001 the Company paid $525,964 in dividends.

Cash expenditures are financed with cash from operations and with borrowings on a $135.0 million unsecured line of credit, with Bank One, Indiana, N.A. as agent. The line of credit bears interest at the banks's prime lending rate, but permits portions of the outstanding balance to be committed for fixed periods of time at a rate equal to LIBOR plus 1.45%. The credit facility matures April 1, 2004. At June 30, 2001, $99.4 million was outstanding on this line.

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

Backlog at June 30, 2001 was 3,903 homes with an aggregate sales value of approximately $519.1 million, compared to 2,065 homes with an aggregate sales value of approximately $255.6 million at June 30, 2000. The increase in the number of homes in backlog is approximately 89.0%. Starting backlog was higher, with 2,010 in backlog at January 1, 2001, compared to 1,496 at January 1, 2000. New orders in the first six months of 2001 were higher as well: 4,173 contracts were written in the first six months of 2001 as compared to 2,671 in 2000, an increase of 56.2%.

RECENT  ACCOUNTING  PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ('sFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ('sFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization, the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company is currently assessing the impact of SFAS 142 on its financial statements, however, the Company recorded amortization related to its goodwill of approximately $750,000 for the six months ended June 30, 2001.

FUTURE  TRENDS

The higher backlog at June 30, 2001 should yield higher closings during the second half of 2001, compared to 2000. Improved margins are expected to hold through the balance of the year as well, leading to strong earnings this year.

Management expects orders to level off in the second half of 2001. Relatively low mortgage interest rates for Crossmann's consumers have generated dramatically higher orders year to date. This improvement in order trends began in the third quarter of 2000. Year-to-year comparisons to these higher order levels may not be as favorable during the third and fourth quarters as they have been so far this year.


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


Item  1.  Legal  Proceedings.
Item  2.  Changes  in  Securities.
Item  3.  Defaults  Upon  Senior  Securities.
Item  5.  Other  Information.


ITEM  4.  SUBMISSIONS  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
None.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.
a)  Exhibits

Exhibit
Number     Description  of  Exhibit
           ========================
     3.1 Amended and restated Articles of Incorporation of Crossmann Communities, Inc.(Incorporated by reference to Exhibit 3.1 to Form S-1 Registration Statement No. 33-68396.)

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

    10.42 Credit Agreement, dated April 1, 1999, among Crossmann Communities, Inc. and Bank One, Indianapolis N.A. (as "Agent") and the Lenders Parties Thereto. (Incorporated by reference to Exhibit 10.16 to Form 10-Q dated May 13, 1999)

    10.43 First Amendment to Credit Agreement, dated June 11, 1999, among Crossmann Communities, Inc. and Bank One, Indiana N.A. (As "Agent") and the Lenders Party Thereto. (Incorporated by reference to Exhibit
          10.43  to  Form  10-Q  dated  August  13,  1999.)

    10.44 Promissory Note, dated May 4, 2001, in favor of Bank One, Indiana, N.A. (Incorporated by reference to Exhibit 10.44 to Form 10-Q dated May 15, 2001.)

    10.45 Promissory Note, dated May 4, 1999, in favor of Fifth Third Bank, Indiana. (Incorporated by reference to Exhibit 10.45 to Form 10-Q dated May 15, 1999.)

    10.46 Promissory Note, dated May 4, 2001, in favor of Huntington National Bank of Indiana. (Incorporated by reference to Exhibit 10.46 to Form 10-Q dated May 15, 2001.)

    10.47 Promissory Note, dated May 4, 2001, in favor of PNC Bank of Ohio, N.A. (Incorporated by reference to Exhibit 10.47 to Form 10-Q dated May 15, 2001.)

    10.48 Promissory Note, dated May 4, 2001, in favor of KeyBank National Association. (Incorporated by reference to Exhibit 10.48 to Form 10-Q dated May 15, 2001.)

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

    10.54 Fifth Amendment to Credit Agreement, dated May 4, 2001, among Crossmann Communities, Inc. and Bank One, Indiana, N.A. (As "Agent) and the Lenders Party Thereto. (Incorporated by reference to Form 10-Q dated May 15, 2001.)

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



CROSSMANN  COMMUNITIES,  INC.


/s/  Jennifer  A.  Holihen
-------------------------------------
Jennifer  A.  Holihen
Director,  Chief  Financial  Officer;
Treasurer;  Secretary;
(Principal  Financial  Officer)


/s/  Lisa  D.  Hupfer
-------------------------------------
Lisa  D.  Hupfer
Controller;
(Principal  Accounting  Officer)



Dated:  August  13,  2001