Form 10-Q
period 2001-09-30
CROSSMANN COMMUNITIES INC
filed 2001-11-14
CIK 911644

Securities and Exchange Commission
                              Washington D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 2001.

[ ]  Transition  Report  Pursuant  to  Section  13 or 15 (d) of the Securities
Exchange  Act  of  1934  For  the Transition Period From          to
                                                         ---------  ------------

Commission  file  number  0-22562



                          CROSSMANN COMMUNITIES, INC.
                         -----------------------------


INDIANA                                             35-1880120
-------                                             ----------
(State of incorporation)                            (I.R.S. Identification No.)

9210  NORTH  MERIDIAN  STREET
INDIANAPOLIS,  IN                                   46260
-----------------------------                       -----
(Address  of  principal  executive  offices)        (Zip Code)

(317)  843-9514
---------------
(Telephone  number)



          Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No
                               ---   ---



          There were 10,620,644 Common shares outstanding as of November 14, 2001.

                          CROSSMANN COMMUNITIES, INC.
                                    FORM 10-Q

                                      INDEX

Part  I.  Financial  Information.

     Item  1.  Financial  Statements.

          Consolidated balance sheets as of September 30, 2001 (unaudited) and December 31, 2000.

          Consolidated unaudited statements of income for the Three Months Ended September 30, 2001 and 2000, and for the Nine Months ended September
          30,  2001  and  2000.

          Consolidated unaudited statements of cash flows for the Nine Months Ended September 30, 2001 and 2000.

          Notes to consolidated unaudited financial statements for the Nine Months Ended September 30, 2001and 2000.

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


Signatures.

                         PART I. FINANCIAL INFORMATION.

ITEM  1.  FINANCIAL  STATEMENTS

                           CROSSMANN COMMUNITIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                             SEPTEMBER 30, 2001   DECEMBER 31, 2000
                                            ----------------------------------------
                                                (UNAUDITED)
                                            ----------------------------------------
ASSETS
  Cash and cash equivalents                 $          5,200,840  $       17,442,680
  Retainages                                           1,103,035           1,257,188
  Real estate inventories                            339,827,237         279,312,701
  Furniture and equipment, net                        10,612,285           4,607,689
  Investments in joint ventures                       23,541,308          16,336,641
  Goodwill, net                                       18,998,650          19,839,154
  Other assets                                        33,179,320          35,107,053
                                            ----------------------------------------
Total assets                                $        432,462,675  $      373,903,106
                                            ========================================


LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable and other liabilities    $         43,582,296  $       24,906,966
  Notes payable                                      144,971,510         141,286,510
                                            ----------------------------------------
Total liabilities                                    188,553,806         166,193,476

Commitments and contingencies

Shareholders' equity:
  Common shares                                       49,837,729          47,067,554
  Retained earnings                                  194,071,140         160,642,076
                                            ----------------------------------------
Total shareholders' equity                           243,908,869         207,709,630
                                            ----------------------------------------
Total liabilities and shareholders' equity  $        432,462,675  $      373,903,106
                                            ========================================

See  accompanying  notes.

                          CROSSMANN COMMUNITIES, INC.
                                AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                 THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                 -------------------------------   -------------------------------

                                          2001           2000           2001           2000
                                      ----------------------------------------------------------
Sales of residential real estate      $227,323,967   $148,769,374   $534,222,267   $408,982,634
Cost of residential real estate sold   178,170,270    118,527,298    420,398,429    326,653,338
                                      ----------------------------------------------------------
Gross profit                            49,153,697     30,242,076    113,823,838     82,329,296

Selling, general and
 administrative                         22,691,335     15,141,667     61,003,152     44,656,523
                                      ----------------------------------------------------------
Income from operations                  26,462,362     15,100,409     52,820,686     37,672,773

Other income, net                        1,211,883      2,317,530      3,917,043      3,650,055
Interest expense                          (428,497)      (459,852)    (1,453,625)    (1,761,502)
                                      ----------------------------------------------------------
                                           783,386      1,857,678      2,463,418      1,888,553
                                      ----------------------------------------------------------

Income before income taxes              27,245,748     16,958,087     55,284,104     39,561,326
Income taxes                            10,097,809      6,345,850     20,798,186     15,066,053
                                      ----------------------------------------------------------
Net income                            $ 17,147,939   $ 10,612,237   $ 34,485,918   $ 24,495,273
                                      ==========================================================

Weighted average number of
 common shares outstanding:
     Basic                              10,588,738     10,490,420     10,516,537     10,862,002
     Diluted                            10,816,313     10,661,394     10,745,996     11,036,520
                                      ==========================================================
Net income per common share:
     Basic                            $       1.62   $       1.01   $       3.28   $       2.26
     Diluted                          $       1.59   $       1.00   $       3.21   $       2.22
                                      ==========================================================

See  accompanying  notes.

                           Crossmann Communities, Inc.
                                and Subsidiaries

                Consolidated Statements of Cash Flows (unaudited)


                                                               NINE MONTHS            NINE MONTHS
                                                            ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                           --------------------------------------------
                                                                   2001                   2000
                                                           --------------------------------------------
OPERATING ACTIVITIES:
Net Income                                                 $         34,485,918   $         24,495,273
Adjustments to reconcile net income to net cash
  flows from operating activities:
    Depreciation                                                        861,120                872,409
    Amortization                                                        840,504              1,206,495
     Equity in earnings of affiliates                                (2,261,630)            (1,438,543)
    Cash provided (used) by changes in:
      Retainages                                                        154,153                797,229
      Real estate inventories                                       (60,514,536)            (3,794,467)
      Other assets                                                    1,927,733             (3,663,119)
      Accounts payable                                                8,445,543            (12,667,923)
      Accrued expenses and other liabilities                         10,229,787             (1,877,560)
                                                           --------------------------------------------
Net cash flows provided by (used in) operating activities            (5,831,408)             3,929,650

INVESTING ACTIVITIES:
Purchases of furniture and equipment                                 (6,865,716)              (977,416)
Investments in joint ventures                                        (4,943,037)              (911,600)
                                                           --------------------------------------------
Net cash used in investing activities                               (11,808,753)            (1,889,016)

FINANCING ACTIVITIES:
Proceeds from bank borrowing                                        188,355,000            171,456,875
Principal payments on bank borrowing                               (184,670,000)          (159,896,875)
Payments on notes and long-term debt                                        -0-                (46,800)
Dividends paid                                                       (1,056,854)                   -0-
Repurchase of common shares                                                 -0-            (16,795,167)
Proceeds from sale of common shares                                   2,770,175                215,338
                                                           --------------------------------------------
Net cash provided by (used in) financing activities                   5,398,321             (5,066,629)
                                                           --------------------------------------------

Net decrease in cash and cash equivalents                           (12,241,840)            (3,025,995)
Cash and cash equivalents at beginning of period                     17,442,680             13,635,911
                                                           --------------------------------------------
Cash and cash equivalents at end of period                 $          5,200,840   $         10,609,916
                                                           ============================================

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

In October 2000, Crossmann acquired the outstanding 50% of a joint venture, Trinity Homes, LLC ("Trinity"). For the nine months ended September 30, 2000, Crossmann's 50% share of Trinity operations appeared as "Other income" in the Company's statement of income. In 2001, Trinity's operations are presented in the consolidated financial statements of the Company.

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


RESULTS OF OPERATIONS: THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

Sales  for  the  three  months  ended September 30, 2001 increased approximately
$78.6 million, to approximately $227.3 million, or 52.8%, over the same period in 2000. This increase reflects more homes closed, 1,687 in 2001 compared to 1,194 in 2000. Selling prices were higher-approximately $134,750 per home for the period in 2001, compared to approximately $124,600 in 2000. The increase in average selling price resulted principally from the contribution of 153 homes from Trinity, which averaged approximately $208,700 during the quarter.

Gross profit increased approximately $19.0 million, to approximately $49.2 million for the third quarter of 2001 from approximately $30.2 million for the same period in 2000. This represents a gross margin of 21.6% of sales in the third quarter of 2001 as compared to 20.3% of sales in the third quarter of 2000. The gross margin was higher because it did not include the operations of Louisville, Kentucky and Nashville, Tennessee. The Company elected to close its operations in these two cities in 2000 because of their lower operating performance.

Selling, general and administrative expenses increased approximately $7.5 million, or 49.9%, to approximately $22.7 million for the third quarter of 2001 from approximately $15.1 million for the same period in 2000. This increase reflects higher commission expense on the higher sales volume. Selling, general and administrative expenses decreased as a percentage of sales to 10.0% in the third quarter of 2001 from 10.2% in the third quarter of 2000.

Other income net of expenses decreased approximately $1.1 million for the three months ended September 30, 2001, from approximately $2.3 million in 2000 to approximately $1.2 million in 2001. The decline occurred because in 2000, Trinity's contribution to earnings appeared in "other income;" at that time it was a 50% joint venture accounted for by the equity method. In 2000, Trinity contributed approximately $876,900 in other income. In 2001, Trinity's operations were consolidated with Crossmann's consolidated statement of income. Interest expense was lower, due to lower prevailing interest rates.

Income before income taxes for the three months ended September 30, 2001 increased approximately $10.3 million, or 60.7%, to approximately $27.2 million. Income before income taxes as a percentage of sales increased to 12.0% of sales in 2001 compared to 11.4% in 2000. The Company's effective tax rate was 37.1% in the third quarter of 2001 as compared to 37.4% in the third quarter of 2000.

Net income was approximately $6.5 million higher for the third quarter of 2001 than for the third quarter of 2000, an increase of 61.6%. As a percentage of sales, net income increased to 7.5% in the third quarter of 2001, from 7.1% in 2000.


RESULTS OF OPERATIONS: NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

Sales increased approximately $125.2 million, or 30.6%, to approximately $534.2 million for the nine months ended September 30, 2001 from approximately $409.0 million for the nine months ended September 30, 2000. Sales were higher primarily as a result of increased home closings; 3,967 homes were closed in the nine months ended September 30, 2001, compared to 3,296 homes closed during the nine months ended September 30, 2000, an increase of 20.4%. Selling prices were also higher, approximately $134,700 per home for the nine months ended September 30, 2001 as compared to approximately $124,100 during the same period in 2000, an increase of 8.5%. The average selling price is higher in 2001 because revenue included 373 closings from Trinity, with an average selling price of approximately $221,800.

Gross profit increased approximately $31.5 million to approximately $113.8 million. This represents a gross margin of 21.3% of sales in the first nine months of 2001 as compared to 20.1% of sales in the first nine months of 2000. The margin improvement is 2001 is due to the closure of underperforming operations in Louisville and Nashville in 2000.

Selling, general and administrative expenses increased approximately $16.3 million, or 36.6%, to approximately $61.0 million. This increase is principally increased sales commissions on the higher sales volume. Selling, general and administrative expenses as a percentage of sales increased to 11.4% in the first nine months of 2001, compared to 10.9% in the first nine months of 2000.

Other income net of expenses increased slightly, up approximately $267,000 to approximately $3.9 million for the first nine months of 2001 compared to approximately $3.7 million in 2000. The increase reflects higher earnings from Crossmann's land development joint ventures, which largely offset the equity earnings contribution from Trinity previously reported here. In 2000, Trinity's contribution to earnings appeared in "other income" because it was at that time a 50% joint venture accounted for on the equity method. In 2000, Trinity contributed approximately $1.4 million. In 2001, Trinity's operations were consolidated with Crossmann's consolidated statement of income. Interest expense was lower, due to lower prevailing interest rates.

Income before income taxes increased approximately $15.7 million, or 39.7%, to approximately $55.3 million. The Company's effective tax rate was 37.6% in the first nine months of 2001 as compared to 38.1% in the first nine months of 2000. Net income increased approximately $10.0 million, or 40.8%, to approximately $34.5 million. Net income as a percentage of sales increased to 6.5% in 2001, up from 6.0% in 2000.

CHANGES  IN  FINANCIAL  POSITION

Inventory
Real estate inventories increased approximately $60.5 million, or 21.7%, from their December 31, 2000 level. The expansion in inventory reflects higher production levels in 2001 compared to 2000 called for by higher orders. Orders for new homes in the first nine months of 2001 are 5,119, 34.0% higher than the 3,821 orders received during the first nine months of 2000.

Furniture  and  Equipment
During the third quarter, Deluxe Aviation, Inc., a wholly-owned subsidiary of Crossmann Communities, Inc., purchased an aircraft previously leased by a Crossmann joint venture, for approximately $6.1 million. The airplane is used principally for travel between Crossmann's various markets, to avoid the time and inconvenience of commercial air travel.

Notes  payable
Notes payable increased approximately $3.7 million during the first nine months of 2001, as borrowings were used to finance real estate inventories, joint venture investments, and equipment purchases.

Accrued  expenses  and  other  liabilities
Accrued income tax expense was significantly higher at September 30, 2001 than at September 30, 2000 because the deadline for the September 15 estimated federal income tax payment was delayed until October 1, 2001.

CAPITAL  RESOURCES  AND  LIQUIDITY

At September 30, 2001, the Company had approximately $5.2 million in cash and cash equivalents.

The Company's primary uses of capital are home construction costs and the purchase and development of land. Real estate inventories were approximately $339.8 million, or 78.6% of total assets, at September 30, 2001, compared to $279.3 million or 74.7% of total assets at December 31, 2000. Capital is also used for the addition and improvement of equipment used in administering the business and for model home furnishings.

On August 30, 2001, the Board of Directors declared a dividend of $.05 per common share, payable to shareholders of record on September 14, 2001. On
September  28,  2001,  the  Company  paid  $530,889  in  dividends.

Cash expenditures were financed with cash from operations and with borrowings on a $135.0 million unsecured line of credit, with Bank One, Indiana, N.A. as agent. The line of credit bears interest at the banks's prime lending rate, but permits portions of the outstanding balance to be committed for fixed periods of time at a rate equal to LIBOR plus 1.45%. The credit facility matures April 1, 2004. At September 30, 2001, $83.9 million was outstanding on this line.

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

Backlog at September 30, 2001 was 3,162 homes with an aggregate sales value of approximately $418.1 million, compared to 2,021 homes with an aggregate sales value of approximately $252.0 million at September 30, 2000. The increase in the number of homes in backlog is approximately 56.5%. Starting backlog was higher, with 2,010 in backlog at January 1, 2001, compared to 1,496 at January 1, 2000. New orders in the first nine months of 2001 were higher as well: 5,119 contracts were written in the first nine months of 2001 as compared to 3,821 in 2000, an increase of 34.0%. This increase is due in part to lower prevailing interest rates and strong consumer confidence in the first half of 2001 compared to the first half of 2000. Sales trends began to slow during the third quarter as the economy weakened. During the third quarter of 2001, 946 contracts were written compared to 1,150 in the third quarter of 2000, a decline of 17.7%.


OTHER  BUSINESS  CONDITIONS

Interest  rates
The housing industry is affected by consumer confidence levels and prevailing economic conditions in general and by job availability and interest rates in particular. Interest rates have been low and have trended lower in recent months. However, most markets reported a softening in employment during the third quarter, causing slower sales and a higher cancellation rate. Consumer confidence received a shock during the quarter due to the terrorist attacks on New York and Washington on September 11th; it is too early to predict the long-term effects of the attacks on consumer behavior.

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

RECENT  ACCOUNTING  PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization, the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company is currently assessing the impact of SFAS 142 on its financial statements. The Company recorded amortization related to its goodwill of approximately $843,000 for the nine months ended September 30, 2001.

FUTURE  TRENDS

The higher backlog at September 30, 2001 should yield higher closings during the fourth quarter 2001, compared to 2000. Improved margins are expected to hold through the balance of the year as well, leading to strong earnings this year.

Management expects year-to-year order comparisons to be negative in the near term, in the wake of the September 11th terrorist attacks and reports of lay-offs in various industries. Backlog at December 31, 2001 will almost certainly be lower than at December 31, 2000, indicating lower closing volumes for the Company in 2002, absent any acquisition or expansion to new markets. Crossmann's management plans to adjust overhead spending accordingly in 2002 to adapt to lower anticipated volume.


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

    3.2  Bylaws of Crossmann Communities, Inc. (Incorporated by reference to Exhibit 3.2 to Form S-1 Registration Statement No. 33-68396.)

    4.1  Specimen Share Certificate for Common Shares.  (Incorporated by reference to
         Exhibit 2.9 to Form S-1 Registration Statement No. 33-68396.)

   10.1  1993 Outside Director Stock Option Plan.  (Incorporated by reference to Exhibit
         10.2 to Form S-1 Registration Statement No. 33-68396.)

   10.2  1993 Employee Stock Option Plan, As amended as of May 22, 1996.
          Incorporated by reference to Exhibit 10.3 to Form 10-Q dated August 13, 1996.)

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

  10.56  Nonsolicitation Agreement dated October 20, 2000 by and among Crossmann
         Communities Partnership, Trinity Homes, LLC, and together with Crossmann
         Communities Partnership and Trinity Homes, Inc.  (Incorporated by reference to
         Exhibit 10.56 to Form 10-Q dated November 14, 2000.)

  10.57  Nondisclosure, Noncompetition and Nonsolicitation Agreement dated October 20,
         2000 by and among Crossmann Communities, Inc., together with Crossmann
         Communities Partnership, and Trinity Homes, LLC, and John E. McKenzie.
         (Incorporated by reference to Exhibit 10.57 to Form 10-Q dated November 14,
         2000.)

  10.58  Nondisclosure, Noncompetition and Nonsolicitation Agreement dated October 20,
         2000 by and among Crossmann Communities, Inc., together with Crossmann
         Communities Partnership, and Trinity Homes, LLC, and James D. McKenzie.
         (Incorporated by reference to Exhibit 10.58 to Form 10-Q dated November 14,
         2000.)

  10.59  Nondisclosure, Noncompetition and Nonsolicitation Agreement dated October 20,
         2000 by and among Crossmann Communities Partnership, Trinity Homes, LLC, and Pyramid Mortgage.  (Incorporated by reference to Exhibit 10.59 to Form 10-Q dated November 14, 2000.)

  10.60  Asset Purchase Agreement, dated August 8, 2000 by and among Paragon Title,
         LLC and Service Title, Inc. (Incorporated by reference to Exhibit 10.60 to Form
         10-Q dated November 14, 2000.)

  10.61  Employment Agreement dated August 9, 2000 by and among Paragon Title, LLC,
         Crossmann Communities, Inc. and Linda Givens.  (Incorporated by reference to
         Exhibit 10.61 to Form 10-Q dated November 14, 2000.)

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


/s/  Lisa D.  Hupfer
------------------------------------
Lisa  D.  Hupfer
Controller
(Principal  Accounting  Officer)




Dated:  November 14, 2001