Form 10-K
period 2001-12-31
CROSSMANN COMMUNITIES INC
filed 2002-02-12
CIK 911644

Securities and Exchange Commission
                             Washington, D.C. 20549
                             ----------------------


[ X ] FORM 10-K Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2001

[   ]     Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
          Exchange Act of 1934.

                                     0-22562
                             Commission file number

                           CROSSMANN COMMUNITIES, INC.
             (Exact name of registrant as specified in its charter)

              Indiana                                  35-1880120
     (State or other jurisdiction                    (I.R.S. Employer
           of Incorporation)                         Identification No.)

                           9210 North Meridian Street
                           Indianapolis, Indiana 46260
                           ---------------------------
               (Address of principal executive offices) (Zip code)

                                 (317) 843-9514
                                 --------------
              (Registrant's telephone number, including area code)

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

     Indicate by check mark whether the registrant (1) has filed all documents required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes [ X ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on February 5, 2002 was approximately $484,592,951. As of February 5, 2002, there were 10,671,503 Common Shares of the registrant issued and outstanding.

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

Proposed Merger with Beazer Homes

     On January 29, 2002, Crossmann Communities, Inc. ("Crossmann" or the "Company") entered into an Agreement and Plan of Merger with Beazer Homes USA, Inc. ("Beazer") and Beazer Homes Investment Corp. (the "Merger Agreement"). Under the Merger Agreement, the Company will be merged with and into Beazer Homes Investment Corp., a wholly-owned subsidiary of Beazer, with Beazer Homes Investment Corp. surviving the merger. Closing of the merger is subject to regulatory and shareholder approvals, among other conditions and terms, as set forth in the Merger Agreement. At the effective time of the merger, each outstanding share of the Company's common stock will be converted into the right to receive $17.60 per share and a fraction of a share of Beazer common stock that will vary according to the 15 day average trading price of Beazer common stock during the period ending three days before the Company's shareholder meeting with respect to the proposed transaction. Subject to certain limitations described in the Merger Agreement, shareholders of the Company will be permitted to elect to receive the merger consideration solely in shares of Beazer common stock or solely in cash. The transaction is expected to be completed in the second or third calendar quarter of 2002 and is expected to be accounted for as a purchase. On February 1, 2002, the Company filed a Form 8-K with the Securities and Exchange Commission that included other information concerning the merger and a copy of the Merger Agreement.

     Copies of the aforementioned Form 8-K may be inspected and copied at the public reference facilities maintained by the Securities and Exchange Commission at 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549, and at the regional offices located at Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661. Copies of these materials can also be obtained by mail at prescribed rates from the Public Reference Sections of the Securities and Exchange Commission, 405 Fifth Street NW, Washington, D.C. 20549, by calling the Securities and Exchange Commission at 1-800-SEC-0330, or at the web site of the Securities and Exchange Commission located at www.sec.gov.

     The information contained in this report, including information regarding strategic plans, growth strategy and other forward-looking information, does not contemplate the effects of the proposed merger with Beazer.

General

     The Company has provided homes to families in central Indiana since 1973. Crossmann's homes are targeted primarily to entry-level and first move-up buyers. They range in price from approximately $81,900 to approximately $800,000; but the average size of one of Crossmann's new homes is 1,400 square feet, and the average selling price in 2001 was approximately $134,800. Homes sold at the high end of Crossmann's price range relate to a division that was sold in January 2002.

Today the Company operates in eleven markets in six states:

     Indiana:               Indianapolis, Lafayette, and Ft. Wayne;
     Ohio:                  Columbus, Cincinnati and Dayton;
     Kentucky:              Lexington;
     Tennessee:             Memphis;
     North Carolina:        Charlotte and Raleigh;
     South Carolina:        Myrtle Beach.

     Crossmann delivered 5,924 new homes in 2001 compared to 4,804 in 2000. Crossmann is characterized by a record of strong and consistent sales and net income growth over recent years, having achieved a 5-year average compound growth in revenue of approximately 28.3%. The Company's success has been and will continue to be dependent upon the following key operating strategies:

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

3. Market Concentration. The Company currently conducts its business in eleven Midwestern and Southeastern markets. The Company believes that these markets enjoy relatively low unemployment, diversified industry, and infrastructure that makes these markets attractive to employers. Strong employment creates demand for housing of the type offered by the Company. The Company intends to explore opportunities to expand its homebuilding operations to other metropolitan areas that offer stable economic characteristics similar to those of its existing markets. The Company believes that its most effective expansion opportunities will be in similar markets where it can effectively utilize the strengths of its operating strategy.

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

Markets

     The size and economic characteristics of the Company's markets are shown in the tables below:

                                            Population        Unemployment
     Market              Population (1)       Growth (2)          Rate (3)
     ------              --------------     ----------        ------------
     Indianapolis          1,607,486            16.4%             3.8%
     Lafayette               182,821            13.2%             3.5%
     Ft. Wayne               502,141            10.1%             5.2%
     Columbus              1,540,157            14.5%             3.2%
     Cincinnati            1,979,202             8.9%             4.0%
     Dayton                  950,558            -.01%             4.6%
     Lexington               479,198            12.2%             3.7%
     Memphis               1,135,614            12.7%             4.6%
     Charlotte             1,499,293            29.0%             3.5%
     Myrtle Beach            196,629            36.5%             4.9%
     Raleigh               1,187,941            38.9%             4.1%

(1)  Estimated MSA population as of April 1, 2000.

(2)  Estimated  growth from 1990 to 2000.
     Population data source: U.S. Census Bureau

(3) Market rate as of November 2001, compared to the national average of 5.8% at December 31, 2001. Employment data source: Department of Labor/Bureau of Labor Statistics.

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

     The Company sells homes under the names "Crossmann Communities" in most of its markets, except where operations were acquired from another builder. For example, in Lexington it sells as "Cutter Homes;" in Myrtle Beach, as "Pinehurst;" and in Raleigh it sells as "Homes by Huff & Co." Each local operation offers homes to entry-level and first move-up buyers. In Myrtle Beach, South Carolina, that target market has been expanded to include second-home and retirement buyers seeking homes at Crossmann's price point.

     Effective October 1, 2000, Crossmann acquired the remaining 50% interest in one of its joint ventures, Trinity Homes, LLC ("Trinity"), an Indianapolis-based homebuilder serving the first- and second-time move-up buyer. These homes are sold at a significantly higher selling price than the homes above, averaging approximately $223,000 in 2000, compared to $125,000 for Crossmann's core product.

     The Company intends to focus on delivering attractive housing at prices entry-level consumers can afford. The Trinity acquisition was Crossmann's first departure from this niche. Management is comfortable with this diversification in product because it is limited to Indianapolis, Crossmann's home base.

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

     Once the land has been purchased, the Company undertakes development activities that include site planning and engineering, and construction of roads, sewer, water and drainage facilities and other amenities. The activities are carefully managed, with phases geared to the Company's projected sales. Generally, management of the Company attempts to maintain an inventory of "finished" lots sufficient for approximately half the homes which the Company anticipates it will construct during the next 18 months. In addition, the Company maintains an inventory of raw land in anticipation of its needs for a period of 18 to 36 months in the future. The following chart summarizes the Company's available lot inventory as of December 31, 2001.


                      Finished     Lots Under       Raw Land         Total        Under
                        Lots       Development     (Est. Lots)     Lots Owned     Option
                        ----       -----------     -----------     ----------     ------
Indianapolis            1,352        1,068           7,321           9,741        10,468
Lafayette                  86            0             144             230           943
Ft. Wayne                 317            0               0             317           465
Columbus                   67          336             363             766         1,307
Cincinnati/Dayton         239          377             941           1,557         1,082
Lexington                 202          121             402             725           627
Memphis                   185          142             845           1,172           484
Charlotte                 402          403             466           1,271         1,311
Myrtle  Beach             117          204             940           1,261           630
Raleigh                   130           99             835           1,064           356
                         -----       -----          ------          ------        ------
                         3,097       2,750          12,257          18,104        17,673
                         =====       =====          ======          ======        ======

     In addition to purchasing unimproved land outright, the Company uses partnerships and joint ventures to acquire and develop land. Joint ventures sell finished lots to builders, including, but not limited to, the Company. The Company will continue to use partnership and joint venture arrangements in the future when management perceives a favorable opportunity. At December 31, 2001, the Company was a participant in thirteen such joint ventures.

     The development of land is extremely capital intensive, and as a result, the Company's ability to develop land is limited. In 2001 the Company developed approximately 46.6% of the lots on which its homes were built, compared to approximately 45.3% in 2000. The Company expects this percentage to stay approximately the same in 2002.

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

     New Home Counselors contract with the Company, and the Company attempts to maintain long-term relationships with them. New Home Counselors attend weekly sales meetings at which they are kept aprised of changes in available financing options and other information relevant to prospective buyers and semi-annual seminars offered by the Company on a variety of marketing topics.

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

     The Company believes that the availability of FHA/VA financing is important to its overall success in that many entry-level and first move-up buyers have limited financial resources. FHA and VA mortgages are backed by government insured Fannie Mae and Ginnie Mae securities and should therefore be a relatively secure source of financing for Crossmann's customers. In 2001, approximately 68.2% of the homes delivered by the Company were financed with FHA/VA mortgages.

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

     In August 2000, the Company formed Paragon Title, Inc., a wholly owned subsidiary that provides title insurance and closing services to Crossmann's customers.

Customer Service and Quality Control

     Before the sale, the Company's New Home Counselors work with customers to select from available options in order to customize their new home to their particular taste. After the contract is signed, the buyer visits the Company's administrative office to make color selections and complete the house work order. Here the Company provides the new homeowner an orientation to the construction process and a detailed checklist which describes the items covered by the Company's warranty. When construction on a new home commences, the Company encourages the buyer to visit the site during the construction process. Before a buyer takes occupancy of a new house a pre-inspection tour is conducted with the buyer to ensure that the buyer is satisfied with the condition of the home and to correct any problems before the buyer takes possession.

     Approximately 45 days after closing, representatives of the Company place a courtesy call to the new homeowners to enable them to ask any questions that have arisen since they took possession. Customers are encouraged to request an additional walk-through of the home approximately 90 days after closing. Finally, the Company also offers its customers a final inspection on the eleven month anniversary of the closing to check the home for items to be submitted for warranty action and to discuss any items which the customer believes warrant the Company's attention.

     Each home sold by the Company is covered by a comprehensive warranty from a HUD approved warranty company. The warranty extends coverage for ten years for structural matters, four years for the roof of the home and two years for other specified items. By maintaining this warranty program, the Company is required to undergo one inspection, rather than three, to qualify for FHA/VA financing, thereby reducing the cost and time delay associated with such inspections.

     In January 2001, the Company formed Meridian Structural Insurance, Risk Retention Group, Inc., a wholly owned subsidiary to provide the insured structural warranty to Crossmann's customers. Service to customers is administered by a third-party administrator. The insurance subsidiary became operational May 1, 2001.

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

Employees

     At December 31, 2001, the Company had 739 full-time employees and 62 part-time employees. The Company is not a party to any collective bargaining agreements. The Company considers its relationship with its employees to be good.

Executive Officers of the Registrant

     The executive officers and directors of the Company and their ages are as follows:

    Name                     Age    Position with Company
    ----                     ---    ---------------------
    John B. Scheumann        52     Chairman of the Board of Directors
                                      and Chief Executive Officer
    Richard H. Crosser       63     Vice Chairman of the Board of Directors
    Jennifer A. Holihen      43     Chief Financial Officer; Treasurer;
                                      Secretary; Director
    Steven M. Dunn           47     President and Chief Operating Officer


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

Government Regulations and Environmental Matters

     The housing industry and the Company are subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, resource protection, building design, construction and similar matters. These include local regulations that impose restrictive zoning and density requirements that may limit the number of residences that can eventually be built within the boundaries of a particular location. Furthermore, in developing its projects the Company must obtain the approval of numerous governmental authorities regulating such matters as permitted land uses, levels of density, and the installation of utility services such as electricity, water and waste disposal.

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

ITEM 2. PROPERTIES

     The Company leases office space in Indianapolis, Lafayette, Ft. Wayne and Franklin, Indiana; Columbus and Cincinnati, Ohio; Lexington, Kentucky; Memphis, Tennessee; Charlotte and Raleigh, North Carolina and in Myrtle Beach, South Carolina. The leases for office space are at prevailing market rates.

ITEM 3.  LEGAL PROCEEDINGS

     The Company from time to time is involved in routine litigation incidental to its business. The Company does not believe that any liabilities resulting from litigation to which it is a party will materially affect the Company's financial position, results of operations or cash flows.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS' MATTERS

     The Company's common shares trade on The Nasdaq Stock Market under the symbol: "CROS." Shares outstanding at December 31, 2001 were 10,671,503. The closing price at December 31, 2001 was $33.00. During the year ended December 31, 2001, the high closing sales price per share as reported by The Nasdaq Stock Market was $45.44. The low closing sales price per share was $20.50.

     High and low share prices for the last two fiscal years were:

                                   2000                     2001
                           -------------------       -------------------
     Quarter ended          High          Low         High          Low
     -------------         -------------------       -------------------
     March 31              $21.50       $14.75       $31.00       $20.50
     June 30                18.75        14.68        41.07        23.50
     September 30           21.00        14.14        45.44        21.26
     December 31            25.13        17.25        34.55        21.28

     The closing sale price of the Company's Common Shares as reported on The Nasdaq Stock Market on February 5, 2002 was $45.41. As of January 17, 2002, there were 38 holders of record of the Company's Common Shares. The Company's transfer agent estimates that there were 10,671,503 shares outstanding, on January 17, 2002, and that on that date there are approximately 1,546 beneficial owners of the Company's Common Shares.

     On October 7, 1999, Crossmann's Board of Directors authorized the repurchase of up to 15% of its outstanding shares (1,740,357 shares out of 11,602,382 shares then outstanding). As of December 31, 2001, 1,283,000 shares had been repurchased pursuant to this plan, at an average price of $15.78 per share. That authorization expired on April 7, 2001.

     The transfer agent for the Company's Common Shares is American Stock Transfer & Trust. Its address is 40 Wall Street, New York, NY 10005.

     The Company paid its first dividend of $.05 per common share at the end of the second quarter of 2001, and repeated this payment at the close of the third and fourth quarters respectively. In general, the Board of Directors prefers to retain earnings to finance the continuing development of its business, but has elected to pay cash dividends in 2001 in light of the Company's low debt. The payment of future dividends will be at the discretion of the Company's Board of Directors, and will be determined on a quarter-to-quarter basis but will be subject to limitations contained in the merger agreement unless and until the merger agreement is terminated in accordance with its terms. Payment of future dividends will depend upon, among other things, future earnings, the success of the Company's expansion activities, capital requirements, the general financial condition of the Company and general business conditions. The Company is party to credit agreements with noteholders and commercial banks that restrict its ability to pay cash dividends with respect to the Common Shares. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.")

ITEM 6. SELECTED FINANCIAL DATA

     The following is selected consolidated financial data of the Company for the five years ended December 31, 2001. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of Crossmann Communities, Inc. and notes thereto contained elsewhere in this Form 10-K.

                                     Consolidated Financial and Operating Data
                                (in thousands, except per share and operating data)
                                              Year Ended December 31,

                                             1997              1998            1999          2000           2001
                                             ----              ----            ----          ----           ----

Statement of Operations Data:
 Sales                                    $ 316,435         $ 421,926       $ 609,319     $ 621,038      $ 798,356
 Gross profit                                65,550            89,906         124,233       121,366        173,708
 Income from operations                      32,170            44,056          62,223        55,759         87,396
 Income before income taxes                  33,399            49,606          65,694        58,380         88,746
 Income taxes                                13,393            19,734          25,957        22,601         35,064
 Net income                                  20,006            29,872          39,737        35,779         53,682
 Net income per common share:
    Basic                                      2.05              2.63            3.44          3.33           5.09
    Diluted                                    2.02              2.57            3.40          3.28           5.01

 Weighted average common shares outstanding:
    Basic                                     9,759            11,342          11,553        10,732         10,543
    Diluted                                   9,927            11,608          11,698        10,907         10,710

Balance Sheet Data:
 Cash and cash equivalents                $   5,526         $  18,011       $  13,636     $  17,443      $  14,179
 Inventories and properties
  held for development or sale              153,524           214,198         259,996       279,313        339,333
 Total assets                               185,276           283,794         339,875       373,903        429,618
 Notes payable                               51,122           101,223         119,959       141,287        118,333
 Total shareholders' equity                 110,803           150,281         188,479       207,710        264,407

Operating Data:
 Number of closings (1)                       2,774             3,714           5,100         4,804          5,924
 Average home sales price                 $ 114,072         $ 113,604       $ 119,474     $ 129,275      $ 134,800
 Homes in backlog (1)                         1,080             1,744           1,496         2,010          1,983


(1)  A home is included in "closings"  when title is transferred to the buyer.  Sales and cost of sales for a house are recognized at the date of closing.  A home is included in "backlog" after a sales contract is executed and prior to the transfer of title to the purchaser.  Because the closings of pending sales  contracts are subject to contingencies, no assurances can be given that homes in backlog will result in closings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Proposed Merger with Beazer Homes

     On January 29, 2002, the Company entered into the Merger Agreement with Beazer and Beazer Homes Investment Corp. The following Management's Discussion and Analysis addresses the historical results of, and known trends and uncertainties with respect to, the business of the Company as a separate company, and does not contemplate the effect of the proposed merger with Beazer.

Overview

     The Company's business and the homebuilding industry in general are subject to changes in economic conditions, including but not limited to employment levels, interest rates, the availability of credit, and consumer confidence. Orders for new homes were extraordinarily strong during the second half of 2000 and the first half of 2001, due to the environment of strong employment, favorable interest rates and consumer optimism. As the economy has slowed in the second half of 2001, and as uncertainty about the future lingers after the events of September 11th, 2001, orders have not met prior year levels in some markets. Crossmann ended the year with backlog down slightly. There were 1,983 homes in backlog at the end of 2001, compared to 2,010 at the end of 2000, a decline of 1%.

     Crossmann adapts to changing patterns of demand by adjusting its overhead spending and land investment to match anticipated volume. For example, the Company cut overhead and closed underperforming markets of Louisville, Kentucky and Nashville, Tennessee during 2000 to improve margins. The Company also acquired full ownership of Trinity in October 2000 to help offset the closing shortfall. In 2001, the Company enjoyed higher volume and improved gross margins as a result of these changes.

     In 2002, the Company will continue to allocate its resources to markets where there is the best opportunity for good returns.

Significant Accounting Estimates

     Significant estimates made by Crossman's management include reserves for warranty expenses to be incurred on homes under warranty and accruals for the costs to be incurred for completion of homes closed. Estimates for warranty and costs to complete are made based on detailed budgets for each home, options selected by the customer and historical cost behavior patterns. Costs associated with these estimates are expensed in the period in which the associated home sale revenue is recognized.

Results of Operations

     During the five-year period ended December 31, 2001, the Company's sales increased at an average compound annual rate of 28.3% per year, from $316.4 million in 1997 to $798.4 million in 2001. Net income increased at an average compound annual rate of 28.9%, from $20.0 million in 1997 to $53.7 million in 2001. Shareholders' equity increased from $110.8 million as of December 31, 1997 to $264.4 million as of December 31, 2001.

     The following table recaps unit growth in the Company's markets. Management views volume relative to the total size of each market a significant factor in producing good margins.

                                              Unit Closings by Market
                                              -----------------------
                        1992     1993     1994     1995      1996      1997     1998      1999      2000      2001
                        ----     ----     ----     ----      ----      ----     ----      ----      ----      ----

Indianapolis(1)........  491      686      732    1,043     1,293     1,597    1,722     2,412     2,245     3,076
Lafayette..............  125      143      183      160       188       166      171       190       171       216
Columbus.........................  23      133      197       247       315      315       311       281       421
Cincinnati/Dayton.........................  13      159       245       419      489       541       463       481
Ft. Wayne.................................  12      116        94        84      186       213       196       302
Louisville....................................................  1       102      240       190       119         1
Lexington..............................................................  64      109       154       159       220
Memphis................................................................  27      189       277       268       216
Nashville......................................................................    2        95       125         3
Charlotte......................................................................    1       235       431       602
Myrtle Beach...................................................................  290       386       213       201
Raleigh..................................................................................   96       133       185
                         -----------------------------------------------------------------------------------------
Total                    616      852    1,073    1,675     2,068     2,774    3,714     5,100     4,804     5,924
                         =========================================================================================

(1)  Closings in Indianapolis in 2000 include fourth quarter 2000 closings for Trinity,  but not closings  achieved when Trinity was a 50% joint venture  partner of  Crossmann's  from  September  1997 through  September  2000.
     Closings for Indianapolis also include  operations in suburban markets south of the Indianapolis  metropolitan area.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     The following table sets forth, for the years ended December 31, 2001 and 2000, certain income statement items related to the Company's operations:

                                                   For the years ended December 31,

                                                                                                      Percentage
                                                  2000                           2001                   Change,
                                      --------------------------     -------------------------       2000 to 2001
                                                      (percent                        (percent
                                      (in millions)   of sales)      (in millions)    of sales)
Sales                                  $   621.0       100.0%         $   798.4        100.0%            28.6%
Cost of sales                              499.6        80.5%             624.7         78.2%            25.0%
Gross profit                               121.4        19.5%             173.7         21.8%            43.1%
Selling, general and administrative
expenses                                    65.6        10.6%              86.3         10.8%            31.6%
Income from operations                      55.8         9.0%              87.4         10.9%            56.6%

Other income, net                            5.0         0.8%               3.9          0.5%           -22.0%
Interest expense                            -2.4        -0.4%              -2.6         -0.3%             8.3%
                                             2.6         0.4%               1.3          0.2%           -50.0%
Income before income taxes                  58.4         9.4%              88.7         11.1%            51.9%
Income taxes                                22.6         3.6%              35.0          4.4%            54.9%
Net income                             $    35.8         5.8%         $    53.7          6.7%            50.0%

Other operating data
   Units closed                            4,804                          5,924                          23.3%
   Average sales $ per unit closed     $ 129,275                      $ 134,800                           4.3%
   Units in backlog at December 31         2,010                          1,983                          -1.3%

     Sales increased by $177.4 million, or approximately 28.6%, in 2001 over 2000. Sales were higher primarily as a result of increased unit sales; 5,924 units were closed in 2001 compared to 4,804 in 2000. Crossmann's average selling price was also higher, approximately $134,800 in 2001, compared to approximately $129,275 in 2000. The increase in average selling price resulted principally from the contribution of 583 homes from Trinity, which averaged approximately $213,300 in 2001.

     Gross profit increased by $52.3 million, or approximately 43.1%, for the year. This represents a gross margin percentage of 21.8% of sales in 2001 as compared to 19.5% in 2000. The improved gross margin percentage resulted, in part, from Crossmann's decision in 2000 to exit lower margin markets in Louisville, Kentucky and Nashville, Tennessee. Also, margins generated by Trinity, acquired by Crossmann in October 2000, have steadily improved throughout the year. At acquisition, Trinity's average gross margins were approximately 13.2%, lower than Crossmann's average in part because of less efficient purchasing and in part because of the effect of purchase accounting on the acquired operation. With better purchasing power and less costly land and capital available because of its relationship to Crossmann, Trinity's margins in the fourth quarter of 2001 had improved to approximately 18.7%.

     Selling, general and administrative expenses increased as a percentage of sales from 10.6% in 2000 to 10.8% in 2001. This increase was due principally to incurring higher overhead for Trinity's operations for the entire year. In 2000, Trinity's spending was included for only the fourth quarter.

     Due to the increase in sales, income before income taxes for 2001 increased approximately $30.3 million over 2000, or 51.9%. This represents an increase from 9.4% of sales in 2000 to 11.1% of sales in 2001. Net income increased $17.9 million or 50.0%. Net income as a percentage of sales was 6.7% in 2001 compared to 5.8% in 2000. The Company's effective tax rate was 39.5% in 2001, compared to 38.7% in 2000. The rise in tax rate occurred because of a change in state tax laws affecting some of Crossmann's markets.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     The following table sets forth, for the years ended December 31, 2000 and 1999, certain income statement items related to the Company's operations:

                                                        For the Years Ended December 31,                    Percentage
                                                                                                           Change, 1999
                                                 1999           1999             2000          2000           to 2000
                                                 ----           ----             ----          ----        ------------
                                                              (percent                       (percent
                                             (in millions)    of sales)     (in millions)    of sales)

Sales                                        $   609.3         100.0%         $   621.0       100.0%             1.9%
Cost of sales                                    485.1          79.6%             499.6        80.5%             3.0%
                                             ---------         -----          ---------       -----
Gross profit                                     124.2          20.4%             121.4        19.5%            -2.3%
Selling, general and administrative
expenses                                          62.0          10.2%              65.6        10.6%             5.8%
                                             ---------         -----          ---------       -----
Income from operations                            62.2          10.2%              55.8         9.0%           -10.3%
Other income, net                                  5.7           0.9%               5.0         0.8%           -12.3%
Interest expense                                  -2.2          -0.4%              -2.4        -0.4%             9.1%
                                             ---------         -----          ---------       -----
                                                   3.5           0.6%               2.6         0.4%           -25.7%
Income before income taxes                        65.7          10.8%              58.4         9.4%           -11.1%
Income taxes                                      26.0           4.3%              22.6         3.6%            13.1%
                                             ---------         -----          ---------       -----
Net income                                   $    39.7           6.5%         $    35.8         5.8%            -9.8%
                                             =========                        =========

Other operating data
   Units closed                                  5,100                            4,804                         -5.8%

   Average sales $ per unit closed           $ 119,474                        $ 129,275                          8.2%
   Units in backlog at December 31               1,496                            2,010                         34.4%

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

     Gross profit decreased by $2.8 million, or approximately 2.3%, for the year. This represents a gross margin percentage of 19.5% of sales in 2000 as compared to 20.4% in 1999. The decrease in margin resulted principally from low margins and exit costs in Louisville and Nashville. Gross margin was also impacted in 2000 by lower margins from Trinity closings. Trinity sales had margins of 13.2% in the fourth quarter of 2000.

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

Backlog

     The following table sets forth certain data relating to the operations of the Company for the years ended December 31, 1999, 2000 and 2001.

                                              ----------------------------------------------------------
                                                      1999                    2000                  2001
                                              ----------------------------------------------------------
Closings (for the year ended)                        5,100                   4,804                 5,924
Homes in backlog                                     1,496                   2,010                 1,983
Aggregate sales value in backlog              $177,300,000            $273,400,000          $279,700,000
Average sales price of backlog                $    118,520            $    136,020          $    141,050

     Historically, Crossmann has been able to close approximately three times its ending backlog of new homes in the subsequent year. Because of softening orders in the second half of 2001, Crossmann will be challenged to deliver three times its ending backlog in 2002.

Liquidity and Capital Resources

     At December 31, 2001, Crossmann had cash and cash equivalent balances of $14.2 million.

     On October 7, 1999, Crossmann's Board of Directors authorized the repurchase of up to 15% of its outstanding shares (1,740,357 shares out of 11,602,382 shares then outstanding). As of December 31, 2001, 1,283,000 shares had been repurchased and retired pursuant to this plan, at an average price of $15.78 per share. This authorization expired April 7, 2001.

     During 2001, expenditures were financed with cash from operations and with borrowings on a $135 million unsecured line of credit with Bank One, Indiana N.A. and its participants. The line of credit bears interest at the bank's prime lending rate, but permits portions of the outstanding balance to be committed for fixed periods of time at a rate equal to LIBOR plus 1.3% through 1.6%. At December 31, 2001 the Company had drawn funds on its bank line of credit of $60,000,000. This line of credit has a three-year maturity, renewable annually and expires April 1, 2004.

     The Company also has $8.3 million in senior notes, maturing in 2004 with interest payable quarterly at 7.625%, and annual principal reductions of $2.8 million, and $50.0 million in senior notes issued in June of 1998, payable over 10 years at 7.75%, payable quarterly. Annual principal reductions of $8.3 million for the $50.0 million note begin June 11, 2003.

     Both the note agreements and the bank line of credit require compliance with certain financial and operating covenants and place certain limitations on the Company's investments in land and unconsolidated joint ventures. They also restrict payments of cash dividends and repurchases of common stock by the Company. The Company is in compliance with all financial and operating covenants at December 31, 2001.

     The Company's primary uses of capital are home construction costs and the purchase and development of land. Real estate inventories were approximately $339.3 million or 79.0% of total assets at December 31, 2001 compared to approximately $279.3 million or 74.7% of total assets at December 31, 2000. To assure the future availability of developed lots for next year's operations, from time to time in the normal course of business, the Company contracts to purchase a portion of its developed lots from outside developers. Total commitments for these purchases were approximately $169.8 million at December 31, 2001. The purchases of these lots are subject to various conditions imposed on both the sellers and the Company. Capital is also used to add and improve equipment used in administering the business and for model home furnishings.

     From time to time, Crossmann enters into joint ventures with other builders and developers, to share land development risk and to obtain external expertise. Crossmann's investment in and advances to joint ventures decreased to approximately $15.3 million in 2001 from approximately $16.3 million in 2000.

     The cash generated from operations and the banks' credit agreement are expected to provide adequate liquidity for planned internal growth and capital expenditures. In the event that the Company seeks to accelerate growth through the acquisition of large parcels of land or of other homebuilders, additional capital may be necessary. The Company believes that such capital could be obtained from banks or other financing alternatives, from the issuance of additional shares, or from seller financing; however, there can be no assurances that the Company would be able to secure the necessary capital.

Inflation and Effects of Changing Prices

     The Company historically has been able to raise sales prices by amounts at least equal to its cost increases and, accordingly, has not experienced any detrimental effect from inflation. However, because the Company sells to a price-conscious consumer, its ability to raise prices is somewhat limited. In 2001, the Company was able to pass along certain price increases effectively. The average selling price of Crossmann's core product increased from approximately $129,275 in 2000 to approximately $134,800 in 2001.

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

New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 141 also prohibits the use of pooling-of-interest method for all business combinations initiated after June 30, 2001.

     SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles would not be amortized into results of operations, but instead would be reviewed for impairment at least annually and written down and charged to results of operations in the periods in which the recorded value of goodwill and certain intangibles are determined to be greater than their fair value.

     SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 will result in the discontinuation of amortization of goodwill recorded at December 31, 2001 of approximately $1,025,000 annually. We do not believe any impairment charges will result from the adoption of this statement.

     SFAS No. 144, "Accounting for Long-Lived Assets," issued in August 2001 addresses accounting for and reporting of the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 31, 2001. We do not expect the adoption of SFAS No. 144 will have a significant impact on our financial position or results of operations.

Future Trends

     Management views land acquisition and zoning as the greatest challenges to its business in years to come. The Company will continue to seek to maximize the value of each parcel it purchases so that it can continue to serve its core customer.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not invest in marketable securities, nor does it engage in hedging activities or foreign currency conversions. The Company's bank line of credit is carried at variable interest rates.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           Crossmann Communities, Inc.
                                and Subsidiaries

                   Index to Consolidated Financial Statements

Independent Auditors' Report............................................      20
Consolidated Balance Sheets as of December 31, 2000 and 2001............      21
Consolidated Statements of Income for the Years Ended
  December 31, 1999, 2000, and 2001.....................................      22
Consolidated Statements of Shareholders' Equity for the Years Ended
  December 31, 1999, 2000, and  2001....................................      23
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 2000, and 2001.....................................      24
Notes to Consolidated Financial Statements..............................   25-33

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Crossmann Communities, Inc.
Indianapolis, Indiana

We have audited the accompanying consolidated balance sheets of Crossmann Communities, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE LLP
Indianapolis, Indiana

January 22, 2002


                                  Crossmann Communities, Inc.
                                        and Subsidiaries

                                  Consolidated Balance Sheets
                                as of December 31, 2000 and 2001



                                                             2000                     2001
                                                        --------------          --------------
Assets
   Cash and cash equivalents                            $   17,442,680          $   14,179,268
   Retainages                                                1,257,188               1,140,152
   Real estate inventories                                 279,312,701             339,333,446
   Furniture and equipment, net                              4,607,689              10,615,590
   Investments in unconsolidated joint ventures             16,336,641              15,311,563
   Goodwill, net                                            19,839,154              18,814,063
   Other assets                                             35,107,053              30,223,658
                                                        --------------          --------------
Total assets                                            $  373,903,106          $  429,617,740
                                                        ==============          ==============


Liabilities and shareholders' equity
   Accounts payable                                     $    9,459,979          $   28,610,454
   Accrued expenses and other liabilities                   15,446,987              18,266,842
   Notes payable                                           141,286,510             118,333,332
                                                        --------------          --------------
Total liabilities                                          166,193,476             165,210,628

Commitments and contingencies (Note 15)

Shareholders' equity:
   Preferred shares, without par value:
      Authorized shares - 10,000,000
      No shares issued and outstanding
   Common shares, without par value:
      Authorized shares - 30,000,000
      Issued and outstanding shares - 10,457,922
         at December 31, 2000
      Issued and outstanding shares - 10,671,503
         at December 31, 2001                               47,067,554              51,670,460
   Retained earnings                                       160,642,076             212,736,652
                                                        --------------          --------------
Total shareholders' equity                                 207,709,630             264,407,112
                                                        --------------          --------------
Total liabilities and shareholders' equity              $  373,903,106          $  429,617,740
                                                        ==============          ==============

See accompanying notes.

                                              Crossmann Communities, Inc.
                                                    and Subsidiaries

                                           Consolidated Statements of Income

                                  for the Years Ended December 31, 1999, 2000 and 2001


                                                           1999                      2000                    2001
                                                        --------------          --------------          --------------

  Sales of residential real estate                      $  609,319,345          $  621,037,646          $  798,355,565
  Cost of residential real estate sold                     485,086,158             499,671,386             624,647,706
                                                        --------------          --------------          --------------
  Gross profit                                             124,233,187             121,366,260             173,707,859

  Selling, general and administrative expenses              62,010,118              65,607,310              86,312,161
                                                        --------------          --------------          --------------
  Income from operations                                    62,223,069              55,758,950              87,395,698

  Other income, net                                          5,725,972               4,983,186               3,914,544
  Interest expense                                          (2,255,019)             (2,362,337)             (2,563,922)
                                                        --------------          --------------          --------------
                                                             3,470,953               2,620,849               1,350,622
                                                        --------------          --------------          --------------
  Income before income taxes                                65,694,022              58,379,799              88,746,320
  Income taxes                                              25,956,910              22,600,813              35,063,803
                                                        --------------          --------------          --------------
  Net income                                            $   39,737,112          $   35,778,986          $   53,682,517
                                                        ==============          ==============          ==============

  Net income per common share:
   Basic                                                $         3.44          $         3.33          $         5.09
                                                        ==============          ==============          ==============
   Diluted                                              $         3.40          $         3.28          $         5.01
                                                        ==============          ==============          ==============

  Weighted average number of common shares outstanding:
    Basic                                                   11,553,288              10,731,966              10,543,273
                                                        ==============          ==============          ==============
    Diluted                                                 11,698,479              10,907,457              10,710,135
                                                        ==============          ==============          ==============

See accompanying notes.

                                               Crossmann Communities, Inc.
                                                     and Subsidiaries

                                                Consolidated Statements of
                                                   Shareholders' Equity

                                   for the Years Ended December 31, 1999, 2000 and 2001


                                                           Common Shares
                                                    ---------------------------            Retained
                                                     Shares           Amount               Earnings              Total
                                                    --------------------------------------------------------------------

Balances at January 1, 1999                         11,543,772     $ 65,154,710         $ 85,125,978        $150,280,688
   Net income                                                                             39,737,112          39,737,112
   Repurchase of common shares                        (182,500)      (2,921,982)                              (2,921,982)
   Issuance of common shares                           107,814        1,383,554                                1,383,554
                                                    --------------------------------------------------------------------
Balances at December 31, 1999                       11,469,086       63,616,282          124,863,090         188,479,372
   Net income                                                                             35,778,986          35,778,986
   Repurchase of common shares                      (1,100,500)     (17,327,666)                             (17,327,666)
   Issuance of common shares                            89,336          778,938                                  778,938
                                                    --------------------------------------------------------------------
Balances at December 31, 2000                       10,457,922       47,067,554          160,642,076         207,709,630
   Net income                                                                             53,682,517          53,682,517
   Dividends paid                                                                         (1,587,941)         (1,587,941)
   Issuance of common shares                           213,581        3,664,960                                3,664,960
   Tax benefit from stock option exercises                              937,946                                  937,946
                                                    --------------------------------------------------------------------
Balances at December 31, 2001                       10,671,503     $ 51,670,460         $212,736,652        $264,407,112
                                                    ====================================================================

See accompanying notes.

                                             Crossmann Communities, Inc.
                                                   and Subsidiaries
                                        Consolidated Statements of Cash Flows

                     for the Years Ended December 31, 1999, 2000 and 2001 (See Notes 7, 8 and 9)


                                                                ----------------------------------------------------
                                                                     1999                2000                2001
                                                                ----------------------------------------------------
Operating activities:
Net income                                                      $ 39,737,112       $  35,778,986       $  53,682,517
Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
      Depreciation                                                   662,871           2,082,103           1,546,819
      Amortization                                                   543,987           1,995,607           1,025,091
      Equity in earnings of affiliates                            (3,645,100)         (1,438,500)         (2,184,120)
      Deferred income taxes                                              -0-            (852,373)            805,973
      Cash provided (used) by changes in:
         Retainages                                                  (82,725)            (58,846)            117,036
         Real estate inventories                                 (37,026,268)         35,972,471         (60,020,745)
         Other assets                                             (1,321,810)        (16,846,102)          3,951,666
         Accounts payable                                          1,079,738         (25,476,868)         19,150,475
         Accrued expenses and other liabilities                   (3,069,587)          3,829,193           3,883,557
                                                                ----------------------------------------------------
Net cash provided by (used in) operating activities               (3,121,782)         34,985,671          21,958,269

Investing activities:
Purchases of furniture and equipment                              (1,307,871)           (365,408)         (7,554,720)
Investments in joint ventures                                     (6,303,906)         (2,051,706)          3,209,198
Business acquisitions, net of cash acquired                       (4,363,760)         (5,454,482)                -0-
                                                                ----------------------------------------------------
Net cash used in investing activities                            (11,975,537)         (7,871,596)         (4,345,522)

Financing activities:
Proceeds from bank borrowings                                    256,011,879         227,435,875         251,640,000
Principal payments on bank borrowings                           (239,733,000)       (231,351,875)       (271,810,000)
Payments on notes and long-term debt                              (4,018,677)         (2,842,578)         (2,783,178)
Dividends paid                                                           -0-                 -0-          (1,587,941)
Repurchase of common shares                                       (2,921,982)        (17,327,666)                -0-
Net proceeds from sale of common shares                            1,383,554             778,938           3,664,960
                                                                ----------------------------------------------------
Net cash provided by (used in) financing activities               10,721,774         (23,307,306)        (20,876,159)

Net increase (decrease) in cash and cash equivalents              (4,375,545)          3,806,769          (3,263,412)
Cash and cash equivalents at beginning of year                    18,011,456          13,635,911          17,442,680
                                                                ----------------------------------------------------
Cash and cash equivalents at end of year                        $ 13,635,911       $  17,442,680       $  14,179,268
                                                                ====================================================

See accompanying notes.

                           Crossmann Communities, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements

              for the Years Ended December 31, 1999, 2000 and 2001

1. Basis of Presentation

Crossmann Communities, Inc. ("Crossmann" or the "Company") is engaged primarily in the development, construction, marketing and sale of new single-family homes for first time and first move-up buyers. The Company also acquires and develops land for construction of such homes and provides mortgage origination, title company services and insured warranty coverage for the buyers through its wholly-owned subsidiaries Crossmann Mortgage Corporation, Paragon Title, Inc. and Meridian Structural Insurance, Risk Retention Group, Inc. The Company operates in Indianapolis, Ft. Wayne and Lafayette, Indiana; Cincinnati, Columbus and Dayton, Ohio; Lexington, Kentucky; Memphis, Tennessee; Charlotte and Raleigh, North Carolina; and Myrtle Beach, South Carolina. During 2000, Crossmann closed its operations in Louisville, Kentucky and Nashville, Tennessee.

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

Significant estimates made by Crossman's management include reserves for warranty expenses to be incurred on homes under warranty and accruals for the costs to be incurred for completion of homes closed. Estimates for warranty and costs to complete are made based on detailed budgets for each home, options selected by the customer and historical cost behavior patterns. Costs associated with these estimates are expensed in the period in which the associated home sale revenue is recognized.

Business Segments
Crossmann does not report its geographic regions separately because its product, pricing and margins are all very similar from market to market. Crossmann does not report its mortgage or title operations separately because they directly support its core homebuilding operations. Services to outside parties are rare. Generally, internal payments between the building operations and mortgage and title subsidiaries are eliminated in consolidation and flow through the income statement as savings in the builder's gross margin.

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

Goodwill
Goodwill is amortized over twenty years using the straight-line method. Accumulated amortization was approximately $3,061,500 and $4,178,400 at December 31, 2000 and 2001, respectively. In the event that facts and circumstances indicate that the carrying value of goodwill may be impaired, an evaluation of recoverability is performed. The evaluation compares the estimated future undiscounted cash flows associated with the asset to the asset's carrying value to determine whether an impairment charge is required.

Furniture and Equipment
Furniture and equipment are stated at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the respective assets ranging from 5 to 15 years. Accumulated depreciation is approximately $6,078,300 and $5,603,805 at December 31, 2000 and 2001,
respectively. Repairs and maintenance costs are expensed as incurred.

Revenue Recognition
Revenue is recognized upon a formal closing and as title to the property transfers to the buyer. At that time, the risks and responsibilities of ownership are transferred to the buyer. Revenue from mortgage and title operations are recognized at closing and are included as sales from residential real estate.

New Accounting Pronouncements
In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 141 also prohibits the use of pooling-of-interest method for all business combinations initiated after June 30, 2001.

SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles would not be amortized into results of operations, but instead would be reviewed for impairment at least annually and written down and charged to results of operations in the periods in which the recorded value of goodwill and certain intangibles are determined to be greater than their fair value.

SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 will result in the discontinuation of amortization of goodwill recorded at December 31, 2001 of approximately $1,025,000 annually. We do not believe any impairment charges will result from the adoption of this statement.

SFAS No.  144,  "Accounting  for  Long-Lived  Assets,"  issued  in  August  2001 addresses accounting for and reporting of the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 31, 2001. We do not expect the adoption of SFAS No. 144 will have a significant impact on our financial position or results from operations.

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

Debt with variable interest rates is recorded at carrying amounts which approximate the fair value based on discounted future cash flows. The fair value of senior notes payable due December 2004 and due June 2008 totals approximately 8,675,000 and $54,401,000, respectively, at December 31, 2001.

4. Real Estate Inventories

Real estate inventories at December 31 consist of:

                                               2000                 2001
                                           ------------         ------------

Residential homes under construction       $117,399,498         $145,043,489
Land held for future development             64,604,096           68,934,611
Land under development                       50,578,935           74,856,935
Purchased developed lots                     32,826,664           32,668,442
Homes held for resale                         3,910,940            5,836,784
Model homes                                   9,992,568           11,993,185
                                           ------------         ------------
                                           $279,312,701         $339,333,446
                                           ============         ============

The Company occasionally purchases homes from customers to facilitate the sale of new homes. Such homes held for resale are recorded at the lower of cost or net realizable value.

5. Investments in Unconsolidated Joint Ventures

The Company has entered into joint ventures with various real estate developers and owns 50% or less in each venture. The joint ventures are accounted for using the equity method. Aggregated condensed financial information for unconsolidated joint ventures is as follows:

                         1999            2000            2001
                     ------------     -----------     -----------

Revenue              $126,940,421     $20,362,027     $35,566,337
Expenses              117,539,265      18,233,979      30,166,052
                     ------------     -----------     -----------
Net income           $  9,401,156     $ 2,128,048      $5,400,285
                     ============     ===========     ===========

Assets               $ 92,882,531     $63,657,068     $69,200,802
Liabilities            73,817,315      49,178,071      50,926,915
                     ------------     -----------     -----------
Equity               $ 19,065,216     $14,478,997     $18,273,887
                     ============     ===========     ===========

Assets of joint ventures consist primarily of developed lots, land under development and land held for future development. Revenue consists primarily of residential lot sales. Land joint ventures provided $6,022,340, $14,557,550 and $23,338,700 in lots to the Company in 1999, 2000 and 2001 respectively. Investments in unconsolidated joint ventures include accounts receivable from the joint ventures of $9,106,601 and $5,891,963 in 2000 and 2001, respectively. Interest and fee income from unconsolidated joint ventures totaled approximately $902,500, $552,800 and $826,800 for 1999, 2000 and 2001, respectively.

For the year ended December 31, 1999, and for the nine-month period ended October 1, 2000, the Company's investment in the Trinity joint venture provided approximately $3,645,100 and $1,438,500 in other income to the Company, respectively.

6. Other Assets

Other assets at December 31 consist of:

                                                          2000              2001
                                                      -----------       -----------

Lot deposits                                          $ 8,830,458       $ 9,185,106
Mortgage notes receivable                               9,482,463         2,540,500
Model homes, financed                                   6,632,481         4,971,862
Other (including related party notes receivable
   of $665,270 and $951,558, respectively)             10,161,651        13,526,190
                                                      -----------       -----------
                                                      $35,107,053       $30,223,658
                                                      ===========       ===========

At December 31, 2001, other assets includes $933,766 of restricted cash. In 2000, the Company financed model homes through certain unconsolidated joint ventures which require monthly payments of approximately 1% of the carrying cost. The corresponding finance obligation is included in accrued expenses and other liabilities. Interest expense associated with the financed model homes totaled approximately $45,400 and $626,100 for 2000 and 2001, respectively.

7. Credit Arrangements

Notes payable consist of the following at December 31:

                                                               --------------------------------
                                                                   2000                2001
                                                               --------------------------------
 Line of credit with banks, maximum $135,000,000, with
 interest payable on funds committed for fixed periods
 at LIBOR (ranging from 3.54% to 5.70% at December 31,
 2001) plus 1.3% through 1.6% and on floating funds at
 the banks' prime rate (4.75% at December 31, 2001)
 maturing in April 2004.                                      $ 80,170,000         $ 60,000,000


 Senior notes payable, due December 2004 with annual
 principal payments of $2,777,778, and  quarterly
 interest payments at 7.625%.                                   11,111,110            8,333,332

 Senior notes payable, due June 11, 2008 with annual
 principal payments of $8,333,334 beginning June 2003,
 and quarterly interest payments at 7.75%.                      50,000,000           50,000,000

 Other                                                               5,400                  -0-
                                                              ------------         ------------
                                                              $141,286,510         $118,333,332
                                                              ============         ============

The senior notes and line of credit agreements require a minimum current ratio, a minimum fixed charge coverage ratio, a maximum ratio of debt to tangible capital base, a maximum ratio of land to equity, and a maximum ratio of debt to a borrowing base derived from inventory levels. The senior note due April 2004 requires a premium in the event of pre-payment. Additionally, both credit agreements limit investment in unconsolidated joint ventures, restrict payments of cash dividends, and require express written consent of the lenders for certain transactions. The Company is in compliance with all financial and operating covenants at December 31, 2001.

Interest capitalized during real estate development and construction was $7,591,000, $8,307,400, and $8,323,000 for 1999, 2000, and 2001, respectively.

Interest paid, including amounts capitalized, was approximately $9,846,000, $10,669,800 and $10,887,000 in 1999, 2000, and 2001, respectively. The weighted average interest rate on outstanding borrowings was 5.94% at December 31, 2001.

Scheduled maturities of notes payable for each of the five years and thereafter as of December 31, 2001 are as follows:

          2002               $  2,777,778
          2003                 11,111,112
          2004                 71,111,110
          2005                  8,333,334
          2006                  8,333,334
          Thereafter           16,666,664
                             ------------
                             $118,333,332
                             ============

8. Shareholders' Equity

The Company has authorized 10,000,000 preferred shares which remain unissued at December 31, 2001. The Board of Directors of the Company has not yet determined the preferences, qualifications, relative voting or other rights of the authorized preferred shares.

On October 7, 1999, Crossmann's Board of Directors authorized the repurchase of up to 15% of its outstanding shares (1,740,357 shares out of 11,602,382 shares then outstanding). As of December 31, 2001, 1,283,000 shares had been repurchased and retired pursuant to this plan, at an average price of $15.78 per share. That authorization expired April 7, 2001. During 2001, cash dividends of $1,587,941 ($0.15 per share) were paid.

The Company has incentive share option plans for employees and directors pursuant to which 1,237,500 common shares are reserved. The options were issued at market prices on the grant date, became exercisable on the grant date and expire ten years after the grant date

                              1999       1999              2000       2000             2001         2001
                              ----       ----              ----       ----             ----         ----
                                       Weighted                     Weighted                      Weighted
                                        Average                      Average                       Average
                                       Exercise                     Exercise                      Exercise

Beginning Balance           501,630      $16.33          466,749     $17.04           408,394      $17.57
Options granted              98,970       24.92           72,000      15.50            40,000       24.03
Options exercised           (58,601)      11.97          (72,605)      7.39          (195,191)      15.87
Options forfeited           (75,250)      26.65          (57,750)     23.45            (1,000)      30.38
                            -------------------          ------------------           -------------------
Ending Balance              466,749      $17.04          408,394     $17.57           252,203      $19.85
                            ===================          ==================           ===================
Exercisable                 466,749      $17.04          408,394     $17.57           252,203      $19.85
                            ===================          ==================           ===================

The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:


                                            Weighted Average      Weighted
                     Number Outstanding       Contractual         Average
   Range of                  and             Remaining Life       Exercise
Exercise Prices          Exercisable            (Years)            Price
---------------          -----------            -------            -----
    $11-16                  98,703                  6              $13.99
     17-25                 118,000                  7               23.69
     26-32                  35,500                  6               30.40

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for the option plans. No compensation cost has been recognized for the plans because the stock option price is equal to fair value at the grant date. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's pro forma net income and basic and diluted net income per share for the years ended December 31, 1999, 2000 and 2001 would be as follows:

                                        1999            2000             2001
                                        ----            ----             ----
  Net income:
        As reported                 $39,737,112     $35,778,986     $53,682,517
        Pro forma                    39,176,859      35,489,811      53,445,417
  Basic net income per share:
        As reported                        3.44            3.33            5.09
        Pro forma                          3.39            3.31            5.07
  Diluted net income per share:
        As reported                        3.40            3.28            5.01
        Pro forma                          3.35            3.25            4.99

The fair value of the option grants are estimated on the date of grant using the Black-Sholes option pricing model based on the following assumptions for the years ended December 31,

                                           2000             2001
                                           ----             ----

           Expected  volatility            45.0%            45.0%
           Expected  dividend yield         none          nominal
           Risk-free interest rate          6.0%             4.8%
           Expected life (in years)           5                5

The following is a reconciliation of the weighted average common shares for the basic and diluted net income per share computations for the years ended December 31:

                                          1999            2000              2001
                                      ----------       ----------        ---------

Weighted average common shares        11,553,288       10,731,966       10,543,273
Dilutive effect of stock options         145,191          175,491          166,862
                                      ----------       ----------       ----------
Weighted average common shares
   and incremental shares             11,698,479       10,907,457       10,710,135
                                      ==========       ==========       ==========

9. Income Taxes

The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense for the years ended December 31:

                                          1999            2000              2001
                                      ----------       ----------        ---------

Tax at U.S. statutory rate           $22,992,908      $20,432,930      $31,061,212
State income taxes, net of
   federal tax benefit                 2,964,002        2,167,883        4,002,591
                                     -----------       ----------      -----------
                                     $25,956,910      $22,600,813      $35,063,803
                                     ===========      ===========      ===========

The following is a summary of the components of the provision for income taxes for the years ended December 31:

                                          1999            2000              2001
                                      ----------       ----------        ---------

Current tax expense:
   Federal                           $21,827,556      $19,242,403      $29,454,207
   State                               4,129,354        4,210,783        4,803,623
                                     -----------      -----------      -----------
                                      25,956,910       23,453,186       34,257,830
Deferred tax expense (benefit)               -0-        (852,373)          805,973
                                     -----------      -----------      -----------
                                     $25,956,910      $22,600,813      $35,063,803
                                     ===========      ===========      ===========

Income taxes paid were  $26,297,000,  $22,455,000 and  $32,679,000  during 1999,
2000 and 2001, respectively.

Total deferred tax assets (primarily related to warranty reserves and other non-deductible accruals) are approximately $2,009,000 and $1,154,000 at December 31, 2000 and 2001, respectively. Total deferred tax liabilities (primarily related to acquisition basis differences) are approximately $1,601,000 and $1,552,000 at December 31, 2000 and 2001, respectively.

10. Related Party Transactions

Office space at the Company's headquarters is leased from a related party. During 1999, 2000 and 2001 approximately $382,800, $382,800 and $475,700, respectively, in rental payments were made to a related entity controlled by certain key members of management. The Company paid approximately $217,700, $237,200 and $218,000 for 1999, 2000 and 2001, respectively, for aircraft charter services to a related entity. 11. Leases

The Company leases office and warehouse space, vehicles and office equipment pursuant to operating lease agreements expiring on various dates through October 2012. Rent expense was approximately $1,018,500, $1,285,900 and $1,687,900 for
1999, 2000 and 2001, respectively. Annual minimum payments to be made to a related party incorporated in the amounts below range from approximately $511,300 in 2002 to $217,300 in 2004.

Annual minimum operating lease payments due as of December 31, 2001 are as follows:

                   2002           $2,253,568
                   2003            1,955,642
                   2004            1,345,353
                   2005              490,302
                   2006              369,472
                                  ----------
                                  $6,414,337
                                  ==========

12. Employee Benefits

The Company's defined contribution savings plan covers substantially all employees of the Company. Participants are allowed to make nonforfeitable contributions up to limits established by the Internal Revenue Code. The plan also permits investments by employees in the Company's common shares. In 1999, 2000 and 2001 the Company matched in cash 50% of the first 6% of compensation contributed by each participant, totaling $331,600 and $365,000 and $460,800 respectively. On December 31, 1999, 2000 and 2001, the Company declared discretionary profit sharing contributions of approximately $871,300, $771,400 and $800,000 respectively, payable in the Company's common shares.

13. Quarterly Financial Information (Unaudited)

                                         1st Quarter          2nd Quarter          3rd Quarter          4th Quarter
                                         -----------          -----------          -----------          -----------
2001:
Net Sales                               $109,769,566         $197,128,734         $227,323,967         $264,133,298
Gross Profit                              22,985,686           41,684,455           49,153,697           59,884,021
Income from operations                     6,397,925           19,960,398           26,462,362           34,575,013
Net income                                 4,303,129           13,034,849           17,147,939           19,196,600
Net income per share, basic                        0.41                 1.24                 1.62                 1.81
Net income per share, diluted                      0.40                 1.22                 1.59                 1.79

2000:
Net Sales                               $106,525,968         $153,687,292         $148,769,374         $212,055,012
Gross Profit                              21,354,222           30,732,998           30,242,076           39,036,964
Income from operations                     7,016,469           15,555,893           15,100,409           18,086,179
Net income                                 4,544,960            9,338,075           10,612,237           11,283,714
Net income per share, basic                        0.40                 0.87                 1.01                 1.09
Net income per share, diluted                      0.39                 0.85                 1.00                 1.07

Note:Earnings per share are computed  independently  for each quarter  presented.  Therefore,  the sum of quarterly per share amounts may not equal the total for the year.

14. Business Acquisitions

Crossmann acquired the remaining 50% interest in Trinity, effective October 1, 2000 for approximately $7,600,000 in cash, and assumed debt and other liabilities of approximately $42,800,000. The transaction was accounted for as a purchase. Cost in excess of the fair value of the net assets acquired of approximately $4,200,000 was recorded as goodwill. The unaudited pro forma results of operations as if the acquisition occurred on January 1, 1999 are presented below. These pro forma results are not necessarily indicative of the actual results of operations that would have occurred.

                                     1999                       2000
                             Unaudited Pro Forma        Unaudited Pro Forma
Sales                            $724,676,286              $707,428,060
Other income                        2,220,817                 3,674,529
Net income                         42,258,137                36,137,913

Net income per share:
Basic                            $       3.66              $       3.37
Diluted                                  3.61                      3.31

15. Commitments and Contingencies

To assure the future availability of developed lots, in the normal course of business, the Company has contracted to purchase developed lots. Total commitments for these purchases were approximately $169.8 million at December 31, 2001. These contracts are generally without specific performance requirements and limit the Company's exposure to the forfeiture of non-refundable deposits which were approximately $8.8 million and $9.1 million at December 31, 2000 and 2001, respectively. The purchase of these lots is subject to various conditions imposed on both the sellers and the Company.

The Company has outstanding letters of credit of approximately $4.2 million at December 31, 2001 of which $1.2 million was established to capitalize the Company's warranty insurance company, Meridian Structural Insurance, Risk Retention Group, Inc., and approximately $3.0 million was pledged to ensure the completion of land development work in various municipalities.

The Company from time to time is involved in routine litigation incidental to its business. The Company does not believe that any liabilities resulting from litigation to which it is a party will materially affect the Company's financial position and results of operations.

16. Subsequent Event (Unaudited)

On January 29, 2002, the Company entered into an Agreement and Plan of Merger with Beazer Homes USA, Inc. ("Beazer") and Beazer Homes Investment Corp. (the "Merger Agreement"). Closing of the merger is subject to regulatory and shareholder approvals, among other conditions and terms, as set forth in the Merger Agreement. Upon closing of the merger, shareholders of the Company will receive proceeds of $17.60 per share and a fraction of a share of Beazer common stock. The transaction is expected to be completed in the second or third quarter of 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The Directors, executive officers of the Company are set forth in the following table:

Name                     Age    Position with Company
----                     ---    ---------------------
John B. Scheumann        52     Chairman of the Board of Directors and
                                  Chief Executive Officer
Richard H. Crosser       63     Vice Chairman of the Board of Directors
Jennifer A. Holihen      43     Chief Financial Officer; Treasurer;
                                  Secretary; Director
Steven M. Dunn           47     President and Chief Operating Officer
James C. Shook           70     Director
Larry S. Wechter         46     Director
John E. Worthen          68     Director

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

     James C. Shook was elected to Crossmann's Board of Directors in March 1994. Mr. Shook was President of Coldwell Banker/The Shook Agency, Inc., a real estate brokerage firm in Lafayette, Indiana from 1984 until his retirement in January 2000. Mr. Shook's other corporate affiliations have included directorships of Vectren, Inc., NBD Indiana N.A., Bank One Indiana N.A., and Lafayette Life Insurance Co. He is a life director of the Indiana Chamber of Commerce.

     John E. Worthen served as President of Ball State University from 1984 until his retirement in 2000, and as President of Indiana University of Pennsylvania from 1979 until 1984. Dr. Worthen has a Bachelor of Science degree in Psychology from Northwestern University, a Master of Arts degree from Columbia University, and a Doctor of Education degree from Harvard, in Counseling, Psychology and Administration in Higher Education. He has served as a consultant to public schools, universities, the U.S Women's Bureau, and the U.S. Department of Labor. He served on the board of directors of Indiana Energy, Inc. and Indiana Gas Company, Inc. from 1997 until 2000 and currently serves on the boards of the Ball State University Foundation, First Merchants Corporation and Ball Memorial Hospital.

     Larry S. Wechter is the Managing Director and CEO of Monument Advisors, Inc. Monument Advisors manages a private equity fund and a mezzanine fund. These funds focus on small to medium size manufacturing, service, and distribution firms throughout the United States, but primarily in the Midwest.

     Prior to founding Monument, Mr. Wechter served in the Office of the Chairman as President and Director of ADESA Corporation (NASDAQ: SOLD), the second largest auto auction chain in the world and the largest used car floor plan finance company in the U.S. ADESA was formerly a publicly traded company and is now a wholly-owned subsidiary of Allete, Inc. (formally Minnesota Power, Inc.) a diversified company based in Duluth, Minnesota. Mr. Wechter also served on Allete's (NYSE: ALL) management committee. Prior to his role as President of ADESA, Mr. Wechter served as its Chief Financial Officer. Mr. Wechter was the lead financial executive in ADESA's initial public offering and its second primary offering, and all debt underwriting and was directly involved in all aspects of the negotiations and structuring that led to ADESA's acquisitions of its business units.

     Mr. Wechter serves on the board of Symons International Group (OTC: SIGC), the Ball State University School of Entrepreneurship, the Midwest Entrepreneurship Education Association and the Indiana Humanities Council. Mr. Wechter serves on the board of many privately held companies, including portfolio companies of Monument. Mr. Wechter currently holds NASD Series 7, 24, 27, and 63 securities licenses and is a CPA.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation earned by the Company's Chief Executive Officer and the Company's four other highest-paid executive officers for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended December 31, 1999, 2000, and 2001, respectively.

                                             Summary Compensation Table
                                             --------------------------

                                         Annual Compensation                       Long Term Compensation
                                     ---------------------------         --------------------------------------

                                                                            Other                    All Other
                                               Salary       Bonus        Compensation              Compensation (1)
  Name and Principal Position         Year       ($)         ($)             ($)         Options        ($)
  ---------------------------         ----       ---         ---             ---         -------   ------------
John B. Scheumann, Chairman           2001     300,000     300,000          1,820         None        10,773
 and Chief Executive Officer          2000     210,000     250,000          1,950                     11,882
                                      1999     200,000     300,000          3,529                     13,988
Richard H. Crosser, Vice              2001     300,000     350,000          1,040         None        10,773
 Chairman                             2000     210,000     200,000          1,350                     11,882
                                      1999     200,000     300,000          1,303                     13,988
Steve M. Dunn, President,             2001     200,000     300,000          1,266        4,000        10,773
Chief Operating Officer               2000     140,000     235,000          1,490        6,000        11,882
                                      1999     125,000     150,000          1,478          -0-        13,988
Jennifer A. Holihen, Chief            2001     150,000     200,000          3,910        4,000        10,773
 Financial Officer, Treasurer,        2000     110,000     175,000          3,880        6,000        11,882
 Secretary                            1999      90,000     125,000          4,385        4,000        13,988

(1)  Represents contributions by the Company to the named individual's profit sharing plan.

Option Plan Benefits

The following table sets forth the benefits allocated under the Outside Director Plan and the Employee Option Plan (collectively, the "Plans") for the fiscal year ended December 31, 2001 to each of the named executive officers; all current executive officers as a group; all current directors who are not executive officers as group; and all employees, including all current officers who are not executive officers, as a group. The amount of such benefits are not necessarily indicative of the amounts that will be granted in the future. The closing sale price of a Common Share at the close of business on February 5, 2002 was $45.41. Option Plan Benefits

                              Employee Option Plan    Outside Director Option
Name                              Number of Units       Plan Number of Units
----                              ---------------       --------------------

John B. Scheumann                     -0-                        -0-
Richard H. Crosser                    -0-                        -0-
Steve M. Dunn                       4,000                        -0-
Jennifer A. Holihen                 4,000                        -0-


All Other Executive
  Officers as a Group                 -0-                        -0-

All Directors who are not
  Executive Officers                                           5,000

All non-Executive Officers
  and Employees as a Group         27,000

The following table contains information concerning the grant of stock options under the Company's Employee Option Plan to the named executive officers and groups indicated. The table also lists potential realizable values of such options on the basis of assumed annual compounded appreciation rates of 5% and 10% over the life of the options, which are set at a maximum of 10 years.

                                            Option Grants FY 2001
                                            ---------------------

                                                                                  Potential Realizable Value
                                        % Of Total                                 at Assumed Annual Rates
                                          Options                                 of Price Appreciation over
                                        Granted to     Exercise                           10 years
Name                      Options        Employees      Price       Expiration     5%($)           10%($)
----                      -------       ----------     --------     ----------     -----           ------

John B. Scheumann            -0-             -0-          -0-            -0-           -0-             -0-
Richard H. Crosser           -0-             -0-          -0-            -0-           -0-             -0-
Steve M. Dunn              4,000            11.4        22.19        1/02/11       144,564         230,195
Jennifer A. Holihen        4,000            11.4        22.19        1/02/11       144,564         230,195

The following table provides information with respect to the named executive officers and groups indicated concerning the unexercised options held as of the end of the last fiscal year.

                                   Aggregated Option Values at December 31, 2001
                                   ---------------------------------------------

                                                                                            Value of Unexercised
                                                    Value                                    Options at Yearend:
                                                   Realized:        Number of Options      Market price of $33.00 -
                            Shares Acquired     Market Price of       Unexercised at       exercise price ranging
Name                          on Exercise           $33.00          December 31, 2001      from $15.50 to $25.00
----                          -----------           ------          -----------------      ----------------------

Jennifer A. Holihen             27,997            $923,901               14,703                   $162,313
Steven M. Dunn                     -0-                 -0-               10,000                   $148,250

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of the Company's Common Shares as of February 5, 2002 by (i) each person or entity who is known to the Company to own beneficially more than 5% of the outstanding shares of Common Shares of the Company, (ii) each director, (iii) each officer listed in the Summary Compensation Table on page 6 of this Proxy Statement and
(iv) all directors and officers as a group. All shares are subject to the named person's sole voting and investment power except where otherwise indicated.

                                                                 Number of Shares        Percent of
  Name (1)                                                      Beneficially Owned     Common Shares (2)
  --------                                                      ------------------     -------------

  John B. Scheumann, Chairman, CEO, Director                         1,928,186              18.07
  Richard H. Crosser, Vice Chairman, Director (3)                    1,228,500              11.51
  Steve M. Dunn, President                                             121,500               1.14
  Jennifer A. Holihen, Executive Vice President and CFO,
    Secretary, Treasurer                                                70,497                  *
  James C. Shook, Director                                              15,011                  *
  Larry S. Wechter, Director (4)                                         3,761                  *
  John E. Worthen, Director                                                375                  *
  FMR Corporation                                                    1,159,100              10.86
  Lord, Abbett & Co.                                                   859,458               8.05
  David L. Babson & Co., Inc.                                          642,400               6.02
  Wellington Management Company, LLC                                   616,100               5.77

  All directors and executive officers
  as a group (7 persons)                                             3,367,830              31.56

* Denotes less than 1%

(1)  The address of each beneficial  owner is 9210 North Meridian Street,  Indianapolis,  Indiana,
     46260, except: FMR Corp., 82 Devonshire Street, Boston,  Massachusetts,  02109; Lord Abbett &
     Co., 90 Hudson St., Jersey City, NJ, 07302;  David L. Babson & Co., Inc., One Memorial Drive,
     Cambridge,  Massachusetts,  02142;  and  Wellington  Management & Co.,  LLP, 75 State Street,
     Boston, MA, 02109.

(2)  There were 10,671,503 shares issued and outstanding at February 5, 2002.

(3)  All of the 1,228,500  shares owned  beneficially  by Mr.  Crosser are owned by the Richard H.
     Crosser Living Trust, a revocable trust  established by Mr. Crosser on February 25, 1992. The beneficiaries  of the trust are Mr.  Crosser's  children.  Mr.  Crosser is the trustee of the trust.

(4)  One thousand,  eight hundred of the shares owned beneficially by Mr. Wechter are owned by the
     Penn  Meridian  Foundation,  a trust  established  by Mr.  Wechter on December 11, 1995.  Mr.
     Wechter and his wife, Janis Wechter, are co-trustees of the trust.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company had business dealings with certain affiliates, including its Chairman of the Board and CEO, John B. Scheumann and its Vice Chairman, Richard
H. Crosser and entities with which they are affiliated. Since its initial public offering , the policy of the Company has been to require that such transactions be on terms not less favorable to the Company than reasonably available from unrelated third parties and that they be approved by a majority of the disinterested members of the Board of Directors of the Company.

The Company leases approximately 25,000 square feet of office space for its headquarters, and an additional 4,000 square feet for its mortgage brokerage subsidiary, at 9202 and 9210 North Meridian Street in Indianapolis, Indiana from Crossmann Properties LLC, an entity 81.0% owned by principal shareholders John
B. Scheumann and Richard H. Crosser and 19.0% owned by the Company. The monthly lease payments are $42,942.

The Company chartered an aircraft for corporate use from DJAC LLC, an entity 30% owned by principal shareholders John B. Scheumann and Richard H. Crosser and 50% owned by the Company. In 2001, the Company paid approximately $218,000 for aircraft charter services. DJAC LLC ceased operations in July, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed with this Report. See Index to Consolidated Financial Statements included in this report. See Item 14(d) for an index of the supplementary financial statement schedule included in this report.


(b) Reports on Form 8-K. A report on Form 8-K was filed on February 1, 2002 to announce the proposed merger with Beazer Homes USA, Inc.

(c) Exhibits. There are included in this report or incorporated by reference the following exhibits.

Exhibit
Number                          Description of Exhibit
------                          ----------------------

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

 10.24 Employment Agreement dated October 20, 2000, by and among Trinity Homes, LLC, Crossmann Communities, Inc. and James D. McKenzie. (Incorporated by reference to Exhibit 10.55 to Form 10-Q dated November 14, 2000.)

 10.25 Fourth Amendment to Amended and Restated Credit Agreement, dated October 20, 2000 among Crossmann Communities, Inc. and Bank One, Indiana, NA (As "Agent") and the Lenders Party Thereto. (Incorporated by reference to Exhibit 10.51 to Form 10-Q dated November 14, 2000.)

 10.26 Employment Agreement dated January 29, 2002, by and between Crossmann Communities, Inc. and Steve Dunn.

 10.27 Employment Agreement dated January 29, 2002 by and between Crossmann Communities, Inc. and Jennifer Holihen.

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

                                 CROSSMANN COMMUNITIES, INC.


                                 By
                                    --------------------------------------------
                                    John B. Scheumann
                                    Chairman and Chief Executive Officer


                                 By
                                    --------------------------------------------
                                    Lisa D. Hupfer
                                    Controller and Principal Accounting Officer

Dated: February 5, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature                                 Title                       Date
---------                                 -----                       ----


--------------------------     Chairman of the Board of         February 8, 2002
John B. Scheumann              Directors; Chief Executive
                               Officer


                               Vice Chairman of the Board       February 8, 2002
--------------------------     of Directors
Richard H. Crosser


--------------------------     Director; Chief Financial        February 8, 2002
Jennifer A. Holihen            Officer; Treasurer; Secretary



--------------------------     Director                         February 8, 2002
James C. Shook


--------------------------     Director                         February 8, 2002
Larry S. Wechter


--------------------------     Director                         February 8, 2002
John E. Worthen